Form 10-K
period 1993-12-31
BATTLE MOUNTAIN GOLD CO
filed 1994-03-22
CIK 771498

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-9666

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FROM THE TRANSITION PERIOD FROM                TO

                          BATTLE MOUNTAIN GOLD COMPANY
             (Exact name of registrant as specified in its charter)

                   NEVADA                                         76-0151431
       (State or other jurisdiction of                           (IRS Employer
       Incorporation or organization)                       Identification Number)
 333 CLAY STREET, 42ND FLOOR, HOUSTON, TEXAS                         77002
  (Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
- ---------------------------------------------    ---------------------------------------------
                Common Stock                                New York Stock Exchange
      $3.25 Convertible Preferred Stock                     New York Stock Exchange
     Rights to Purchase Preferred Stock                     New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $851 million as of March 14, 1994, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

 The number of shares outstanding of the registrant's common stock as of March
                            14, 1994 is 80,352,399.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT RELATING TO THE 1994 ANNUAL MEETING OF STOCKHOLDERS OF BATTLE MOUNTAIN GOLD COMPANY WHICH HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11 AND 12 OF PART III OF THIS ANNUAL REPORT).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I
       Items 1. and 2. Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . .      1

       Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41

       Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .     41

                   Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .     41

PART II
       Item 5.     Market For Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . .     43

       Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .     44

       Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .     45

       Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . .     58

       Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . .     91

PART III
       Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . .     91

       Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .     91

       Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     91

       Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .     91

PART IV
       Item 14.    Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     92

                                     PART I

Items 1. and 2. Business and Properties

                     BUSINESS AND PROPERTIES OF THE COMPANY

INTRODUCTION

        Battle Mountain Gold Company ("BMG") and its subsidiaries (collectively with BMG, the "Company") are engaged in the mining and processing of gold, silver and copper ore in the United States, Bolivia, Chile and Australia and in exploration and evaluation of precious metals properties in the United States, Australia, Latin America and the South Pacific. BMG was incorporated in Nevada in 1985.

        The Company's operating properties include the Battle Mountain complex in Nevada, the San Luis mine in Colorado, the Pajingo and Red Dome mines in Queensland, Australia, the San Cristobal mine in Chile and the Kori Kollo mine in Bolivia.

        During the first quarter of 1993, mining ceased at the Fortitude mine at the Battle Mountain complex and the Kori Kollo mine sulfide facility started up in Bolivia. With this transition, a significant portion of the Company's revenues in 1993 were, and in the foreseeable future are expected to be, attributable to its international operations. The Company continues to have significant U.S. and international development projects. Additionally, the Company is also carrying out an international exploration and acquisition program for reserve expansion.

        BMG currently owns 85 percent of the outstanding common equity of Empresa Minera Inti Raymi S.A., a Bolivian company ("Inti Raymi") which owns and operates the Kori Kollo mine. As of March 9, 1994, BMG reached an agreement to purchase an additional 3 percent of Inti Raymi's equity. See
"-- Empresa Minera Inti Raymi -- General." BMG also owns approximately 52.6 percent of the outstanding common equity of Niugini Mining Limited, a Papua New Guinea company ("Niugini Mining") which owns and operates the San Cristobal and the Red Dome mines and has a 20 percent interest in a joint venture for the proposed development of the Lihir gold project in Papua New Guinea ("PNG").

        In 1993, the Company produced approximately 474,000 ounces of gold, 2.2 million ounces of silver and 9.5 million pounds of copper, of which BMG's attributable portion was 400,000 ounces of gold, 1.8 million ounces of silver and 5.4 million pounds of copper.

        The following table sets forth, on a consolidated basis, the identifiable assets as of December 31, 1993, and the percent of total gross revenues for the year ended December 31, 1993, of the Company attributable to its various mining interests.

                                                          Identifiable                     Percent
                                                             Assets                     of Total Gross
                                                          ------------                     Revenues
                                                             (000s)                       ----------
 BMG
 ---
   Battle Mountain Complex                                       $19,756                          10%
   San Luis                                                       25,876                          13
   Pajingo                                                         2,885                           6
   Crown Jewel                                                    24,640                          --

 Inti Raymi
 ----------
   Kori Kollo                                                    271,077                          40

 Niugini Mining
 --------------
   San Cristobal                                                  41,363                           9
   Red Dome                                                       37,255                          22
   Lihir                                                         135,172                          --

 Other                                                           110,128                          --
 -----                                                           -------                        ----
                                                                $668,152                        100%
                                                                 =======                        ====

        The following table provides aggregate operating data for all of the Company's operating mines for the years 1993, 1992 and 1991:

                                                                     YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                         1993                 1992                 1991
                                                 -------------------  -------------------  ----------------
            AGGREGATE OPERATING DATA             Net(1)       100%    Net(2)       100%    Net(3)      100%
            ------------------------             ------     ------    ------     ------    ------    ------
 Gold production (000s oz) . . . . . . . . .          400       474        417       496       408        463

 Gold sales (000s oz)  . . . . . . . . . . .          417       503        415       489       404        451

 Average realized gold price per oz  . . . .         $363      $366       $355      $359      $368       $361

 Silver production (000s oz) . . . . . . . .        1,783     2,199      1,319     1,645       959      1,175

 Silver sales (000s oz)  . . . . . . . . . .        1,884     2,373      1,253     1,539       913      1,090

 Average realized silver price per oz  . . .        $4.30     $4.29      $3.94     $3.94     $4.04      $3.81

 Copper production (000s lbs)  . . . . . . .        5,374     9,517      6,855    12,139     3,734      6,612

 Copper sales (000s lbs) . . . . . . . . . .        7,569    13,404      5,915    10,474     2,464      4,364

 Average realized copper price per lb  . . .       $0.982    $0.982      $1.00     $1.00    $0.975     $0.975

 Weighted average cost per equivalent gold ounce(4):

    Cash production costs  . . . . . . . . .         $222      $222       $211      $211      $178       $178

    Taxes, other than income . . . . . . . .            4         4          6         6         9          9

    Depreciation, depletion and amortization           82        na         67        na        55         na
                                                     ----      ----       ----      ----      ----       ----
           Total operating costs . . . . . .         $308        na       $284        na      $242         na
                                                     ====      ====       ====      ====      ====       ====
- ----------------

(1) Includes data based on BMG's 85 percent ownership of Inti Raymi. Gold production and gold sales each include 180,000 ounces related to BMG's interest in Inti Raymi and silver production and silver sales include 1,266,000 ounces and 1,273,000 ounces, respectively, related to such interest. The information in the table also includes data based on BMG's
     56.5 percent ownership of Niugini Mining. Gold production and gold sales include 55,000 ounces and 72,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 251,000 ounces and 344,000 ounces, respectively, related to such interest; and copper production and copper sales relate only to such interest. On December 15, 1993, BMG's ownership interest in Niugini Mining decreased to
     52.6 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(2) Includes data based on BMG's 85 percent ownership of Inti Raymi. Gold production and gold sales include 46,000 ounces and 44,000 ounces, respectively, related to BMG's interest in Inti Raymi and silver production and silver sales include 296,000 ounces and 284,000 ounces, respectively, related to such interest. The information in the table also includes data based on BMG's 56.5 percent ownership of Niugini Mining. Gold production and gold sales include 91,000 ounces and 89,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 356,000 ounces and 306,000 ounces, respectively, related to such interest; and copper production and copper sales relate only to such interest.

(3) Includes data based on BMG's 51 percent ownership of Inti Raymi through May 1991, and BMG's 85 percent ownership of Inti Raymi thereafter. Gold production and gold sales each include 36,000 ounces related to BMG's interest in Inti Raymi and silver production and silver sales each include 238,000 ounces, related to such interest. The information in the table also includes data based on BMG's 56.5 percent ownership of Niugini Mining. Gold production and gold sales include 54,000 ounces and 44,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 160,000 ounces and 112,000 ounces, respectively, related to such interest; and copper production and copper sales relate only to such interest.

(4) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with silver and copper by-products converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, royalties, corporate administrative expenses and other indirect costs.

GOLD PRICE VOLATILITY

        The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling by producers, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions such as South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the management of the Company to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold prices decline substantially, the Company would have to re-evaluate the carrying values of its properties and could determine that a write-down of values would be needed. If gold prices decline to a point below the Company's cash production costs and remain below this level for any substantial period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market:

                                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------
                                    1993          1992         1991         1990         1989
                                    ----          ----         ----         ----         ----
 High  . . . . . . . . . . .        $406          $359         $403         $424         $416

 Low . . . . . . . . . . . .         326           330          344          346          356

 Average . . . . . . . . . .         360           344          362          383          381

     To mitigate the impact of downturns in the gold and copper markets, the Company currently engages in limited hedging transactions with respect to a portion of its production of gold and copper. See "-- Sales and Hedging Activities," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 15, "Forward Sales and Hedging," of Notes to Consolidated Financial Statements under Item 8 of Part II herein.

                          BATTLE MOUNTAIN GOLD COMPANY

     BMG's worldwide offices are headquartered in Houston, Texas. BMG has a North American regional office in Denver, Colorado and a South American regional office in La Paz, Bolivia. Mine offices are located in Battle Mountain, Nevada; San Luis, Colorado; and near Charters Towers, Queensland; with an operations branch office in Oroville, Washington. BMG's worldwide exploration program is headquartered in Houston, Texas. U.S. exploration activities are managed from the Reno, Nevada branch office. Latin American exploration activities are managed from the Tucson, Arizona branch office. Other branch exploration offices are located in Helena, Montana; and Perth, Western Australia.

BATTLE MOUNTAIN COMPLEX

     General. BMG's Battle Mountain complex is located near Battle Mountain, Nevada, and consists of two areas known as Copper Canyon and Copper Basin, totalling approximately 50 square miles. The Copper Basin area is located 10 miles northeast of the Copper Canyon area. The Company's identifiable assets attributable to the Battle Mountain complex as of December 31, 1993, were $19.8 million.

                                     [MAP]

     The Fortitude mine's reserves were exhausted in March 1993 resulting in the decommissioning of the milling facility at Copper Canyon. Heap leaching at Copper Basin commenced in 1991 and is expected to continue through the first half of 1994. Development of the Reona heap leach project in Copper Canyon commenced in early 1994.

     BMG holds title to the Battle Mountain property in the form of fee land, unpatented lode, placer and millsite claims and leased claim acreage. The Reona project is located in part on unpatented lode claims which may be subject to future royalties if legislation currently pending before Congress is enacted. See "-- Property Interests -- United States." Access to the Battle Mountain complex is by way of a two- mile paved road, which connects to a state highway.

 RESERVE DATA                                                                    DECEMBER 31, 1993
 ------------                                                                    -----------------
 Proven/probable ore reserves (000s tons)(1) . . . . . . . . . . . . . . .              15,018

 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . . .                .026

 Contained ounces (000s)

    Gold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 390

    Silver . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,680

 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . . .                  69

 OPERATING DATA                                                            YEAR ENDED DECEMBER 31,
 --------------                                                        -----------------------------
 Production statistics:                                              1993          1992         1991
                                                                     ----          ----         ----
    Tons of ore milled (000s)  . . . . . . . . . . . . . .            151         1,222        1,114

    Tons of ore leached (000s) . . . . . . . . . . . . . .          1,711         1,238          727

    Stripping ratio(2) . . . . . . . . . . . . . . . . . .          3.0:1         3.4:1        2.8:1

    Mill feed ore grade (oz gold/ton)  . . . . . . . . . .            .15           .14          .21

    Mill recovery factor for gold (%)  . . . . . . . . . .             94            94           97

    Leach ore grade (oz gold/ton)  . . . . . . . . . . . .           .033          .028         .032

    Leach recovery factor for gold (%) . . . . . . . . . .             57            65           70

    Gold recovered (000s oz) . . . . . . . . . . . . . . .             61           178          244

    Silver recovered (000s oz) . . . . . . . . . . . . . .            114           426          425

 Cost per equivalent gold ounce(3):

    Cash production costs  . . . . . . . . . . . . . . . .           $352          $209         $146

    Taxes, other than income . . . . . . . . . . . . . . .             15             9           14

    Depreciation, depletion and amortization(4)  . . . . .             67            43           38
                                                                    -----         -----        -----
           Total operating costs . . . . . . . . . . . . .           $434          $261         $198
- ----------------                                                     ====          ====         ====

(1) This table includes Copper Basin and Reona project reserves. The reserves were determined using a cutoff grade ranging from .010 to .031 ounce per ton and an assumed gold price of $350 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1993, the estimated stripping ratio over the remaining life of the Battle Mountain complex ore reserves was assumed to average approximately 2.1:1.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, corporate administrative expenses and other indirect costs.

(4) Depreciation, depletion and amortization for 1992 does not include a third-quarter write-off for the abandonment of the Canyon Placer mine which amounted to $6 million before taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

        Copper Basin Heap Leach. Production at the Battle Mountain complex for 1993 decreased significantly from production for 1992 primarily as a result of the exhaustion of the Fortitude reserves in March 1993. Heap leach ore was mined in 1993 primarily from the Surprise and Labrador mines, both located in the Copper Basin area. Additional heap leach ore was mined from smaller satellite deposits near the heap leach facility, including the Northern Lights, Bailey Day and Empire satellite deposits. Mining ceased at Copper Basin during 1993. Stockpiled ore continues to be crushed and processed at the Copper Basin heap leach facility. Processing is expected to continue through the first half of 1994.

        Unit cash production costs at the Battle Mountain complex for 1993 increased significantly from unit cash production costs for 1992. The increase was primarily due to lower ore grades, inclement weather conditions, higher haulage costs associated with the mining of satellite ore deposits, and costs attributable to a reduction in work force resulting from the shutdown of the milling facility at the Battle Mountain complex. For the same reasons, total unit operating costs at the Battle Mountain complex for 1993 also increased from the total unit operating costs for 1992. Depreciation, depletion and amortization expense per ounce increased during 1993 as compared to 1992 as a result of adjustments made to accumulated depreciation, depletion and amortization related to the disposal of plant and equipment resulting from the scaling down of operations and a lower level of production.

        Reona Project. In 1993, BMG announced a decision to develop the Reona project, including construction of a heap leach facility in Copper Canyon. The cost of developing the project is estimated to be approximately $13.8 million, of which $2.1 million had been spent through December 31, 1993. The project contains estimated reserves of approximately 13.5 million tons of ore at an average ore grade of .028 ounce of gold per ton, equivalent to approximately 370,000 contained ounces of gold. The project also contains approximately 2.3 million contained ounces of silver. The reserves were determined using a cutoff grade of .013 ounce of gold per ton and an assumed gold price of $350 per ounce. The estimated gold recovery factor was approximately 66 percent.

        On January 12, 1994, the Bureau of Land Management approved BMG's plan of operations for the Reona project. The Company has commenced development activities pursuant to the approved plan of operations. When fully operational, the heap leach operation is expected to produce approximately 50,000 ounces of gold on an annual basis. BMG will conduct its mining operations at the Reona project utilizing open pit mining methods. The project is expected to be in production in the second half of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        Phoenix Mineralization. BMG is evaluating the feasibility of mining and milling approximately 14 million tons of low-grade millable mineralization with an average grade of .05 ounce of gold per ton and an estimated recovery factor of approximately 90 percent. The cutoff grade used in evaluating this mineralization is .026 ounce of gold per ton. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties." This mineralization lies in an area of Copper Canyon and is known as the Phoenix project (formerly called the Fortitude Extension). A final feasibility study regarding the Phoenix project is expected to be completed in 1994.

        Geology. The mines at the Battle Mountain complex are located in the Battle Mountain Range. The range consists of predominantly faulted and folded Paleozoic rocks which have been locally intruded by plutonic masses. Marginal to and associated with the plutons, sulfide mineralization containing base and precious metals has locally formed. Economic concentrations of gold and silver are typically associated with carbonate sediments that have been converted to "skarn" through the process of contact metamorphism. Economic mineralization is also associated with faulting and shearing which formed contemporaneously with the intrusive events. Mill grade gold and silver mineralization has been mined from several areas within the district where strong sulfide mineralization was deposited. Natural weathering has altered areas of sulfide mineralization to form iron oxides and other secondary minerals that are generally favorable for heap leach recovery of precious metals.

        Mining, Processing and Environmental Compliance. Leach grade ore is processed at Copper Basin by heap leaching. The Copper Canyon milling facility was decommissioned in the first quarter of 1993 in connection with the cessation of mining Fortitude ore. However, the precious metals refinery and desorption plant at Copper Canyon continues to process material from the Copper Basin heap leach facility. The precious metals refinery and desorption plant will also be utilized for processing material from the Reona heap leach facility. As of December 31, 1993, the carrying value of the decommissioned milling facilities was $5.1 million. It is expected that these facilities will be utilized in future operations and that their carrying value will be fully recoverable from the cash flows generated by those operations. In addition, it is expected that the carrying value of other assets at the Battle Mountain complex will also be fully recoverable from the cash flows from future operations, including the carrying values of the following operating assets (as of December 31, 1993): $4.1 million for the Copper Basin heap leach facility, $2.4 million for materials and supplies inventory, and $1.3 million for mining equipment. The Battle Mountain complex is subject to federal and state environmental laws and regulations including reclamation requirements under the laws of the State of Nevada. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Environmental Matters -- United States -- Battle Mountain Complex."

SAN LUIS MINE

        General. The San Luis mine is located approximately 3 miles northeast of San Luis, Colorado. The San Luis mine lies within approximately 800 acres of land leased from a private party which in turn owns the land in fee. The lease is held by Battle Mountain Resources Inc., a wholly-owned subsidiary of BMG. The Company also owns fee lands in the proximity of the mine. Production from the mine is subject to a net smelter returns royalty of 3.5 percent. See "-- Property Interests -- United States." Commercial production at the San Luis mine began in July 1991. Access to the San Luis property is by way of a five-mile dirt road, which connects to a state highway. The Company's identifiable assets attributable to the San Luis mine as of December 31, 1993, were $25.9 million.

 RESERVE DATA                                                                        DECEMBER 31, 1993
 ------------                                                                        -----------------
 Proven/probable ore reserves (000s tons)(1) . . . . . . . . . . . . . . .                 6,977

 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . . .                  .042

 Contained gold ounces (000s)  . . . . . . . . . . . . . . . . . . . . . .                   295

 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . . .                    90

 OPERATING DATA                                                            YEAR ENDED DECEMBER 31,
 --------------                                                         -----------------------------
 Production statistics:                                                1993           1992         1991
                                                                       ----           ----         ----
    Tons of ore milled (000s)  . . . . . . . . . . . . . . .          1,692          1,631          743

    Stripping ratio(2) . . . . . . . . . . . . . . . . . . .          2.4:1          2.4:1        2.5:1

    Mill feed ore grade (oz gold/ton)  . . . . . . . . . . .            .05            .04          .04

    Mill recovery factor for gold (%)  . . . . . . . . . . .             91             88           76

    Gold recovered (000s oz) . . . . . . . . . . . . . . . .             72             55           22

    Silver recovered (000s oz) . . . . . . . . . . . . . . .             27             28           14

 Cost per equivalent gold ounce(3):

    Cash production costs  . . . . . . . . . . . . . . . . .           $238           $316         $314

    Taxes, other than income . . . . . . . . . . . . . . . .             10             16           10

    Depreciation, depletion and amortization(4)  . . . . . .             81            131          170
                                                                       ----           ----         ----
           Total operating costs . . . . . . . . . . . . . .           $329           $463         $494
- ------------------                                                     ====           ====         ====

(1) The reserves were determined using a cutoff grade of .017 ounce of gold per ton and an assumed gold price of $380 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1993, the estimated stripping ratio is assumed to average approximately 1.49:1 over the remaining life of the mine.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with silver by-product converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, corporate administrative expenses and other indirect costs. Production from the leased property is subject to a 3.5 percent net smelter returns royalty, which is also excluded from cash production costs.

(4) Depreciation, depletion and amortization for 1992 does not include a third-quarter writ-edown which totalled $26.7 million before taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

        Gold production for 1993 at the San Luis mine increased significantly from 1992 production. Unit cash production costs and total unit operating costs for 1993 at the San Luis mine decreased from 1992 levels. The increase in production and decrease in unit cash production costs and unit depreciation, depletion and amortization in 1993 were primarily due to higher recovery rates, higher mill feed ore grade and generally improved operating efficiencies.

        Geology. The San Luis gold deposits, composed of the east and west zones, are part of a relatively flat dipping, tabular mineralized zone. This zone lies on the south-facing slope of the north side of Rito Seco Valley. The host rocks of the deposits are intensely deformed gneisses of Precambrian age. The gold is fine-grained and associated with various sulfide minerals, pyrite being the most common. The degree of oxidation is weak and generally is restricted to fractures near the surface. Sulfides occur at the surface in some areas, particularly the west zone.

        Mining, Processing and Environmental Compliance. BMG conducts its mining operations at San Luis utilizing conventional open pit mining methods. Ore is processed at a mill in a carbon-in-pulp cyanide leach circuit. Operations at San Luis are subject to federal and state environmental laws and regulations. See "-- Environmental Matters -- United States -- San Luis."

PAJINGO MINE

        General.  The Pajingo mine and nearby Cindy deposit are situated on a
10.5 square mile state-issued mining lease, 44 miles southeast of Charters Towers and 120 miles southwest of Townsville, Queensland. The mine is owned by Pajingo Gold Mine Pty. Ltd., a wholly-owned, Australian subsidiary of a U.S. subsidiary of BMG. Production from the state-issued mining lease is subject to an annual royalty. See "-- Property Interests -- Australia." The Company's identifiable assets attributable to the Pajingo mine as of December 31, 1993, were $2.9 million.

        The Pajingo mine commenced production in 1987. Mining operations at the Pajingo mine ceased in 1993. Milling of stockpiled ore is continuing. Mining of the Cindy deposit commenced in March 1994. The Pajingo milling facility is expected to be used to process ore mined from the Cindy deposit beginning in mid-1994. Access to the Pajingo mine and Cindy deposit is by way of a 13-mile gravel road, which connects to a state highway.

 RESERVE DATA                                                                      DECEMBER 31, 1993
 ------------                                                                      -----------------
 Proven/probable ore reserves (000s tons)(1) . . . . . . . . . . . . . .                   337
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . .                  .201
 Contained gold ounces (000s)  . . . . . . . . . . . . . . . . . . . . .                    70
 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . .                    95

 OPERATING DATA                                                                YEAR ENDED DECEMBER 31,
 --------------                                                             -----------------------------
 Production statistics:                                                     1993          1992          1991
                                                                            ----          ----          ----
    Tons of ore milled (000s)  . . . . . . . . . . . . . . . . .             190           196           188
    Stripping ratio(2) . . . . . . . . . . . . . . . . . . . . .          .025:1         4.4:1         9.9:1
    Mill feed ore grade (oz gold/ton)  . . . . . . . . . . . . .             .18           .26           .29
    Mill recovery factor for gold (%)  . . . . . . . . . . . . .              94            94            96
    Gold recovered (000s oz) . . . . . . . . . . . . . . . . . .              32            47            52
    Silver recovered (000s oz) . . . . . . . . . . . . . . . . .             125           213           122
 Cost per equivalent gold ounce(3):
    Cash production costs  . . . . . . . . . . . . . . . . . . .            $179          $129          $169
    Taxes, other than income . . . . . . . . . . . . . . . . . .               2             1             1
    Depreciation, depletion and amortization . . . . . . . . . .              49            45            40
           Total operating costs . . . . . . . . . . . . . . . .            $230          $175          $210
- ----------------                                                            ====          ====          ====

(1) This table includes stockpiles at the Pajingo mine and ore reserves at the Cindy deposit. The reserves were determined using a cutoff grade ranging from .041 to .117 ounce of gold per ton and an assumed gold price of $350 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1993, the estimated stripping ratio over the remaining life of the Cindy deposit was assumed to average 16.3:1.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, corporate administrative expenses and other indirect costs. Under the mining lease, the Company pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000. Payment of such royalty is not included in cash production costs.

        Unit cash production, unit depreciation, depletion and amortization and total unit operating costs at the Pajingo mine increased significantly from 1992 levels. These increases were primarily due to lower production as a result of a decline in feed ore grade. Costs fluctuate depending on exchange rates between U.S. and Australian dollars. During 1993, the Australian dollar fluctuated from a low of one Australian dollar to 0.64 U.S. dollars to a high of one Australian dollar to 0.72 U.S. dollars. See "-- Explanatory Note Regarding Exchange Rates." Following depletion of the Cindy deposit and cessation of milling activities, all capitalized costs associated with the Pajingo mine and Cindy deposit are expected to be fully expensed.

        Geology. The Pajingo mine is located in rocks of Paleozoic age in the Drummond Basin. The host rocks are ancient volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins and wider lodes that are emplaced in steeply dipping fractures in the host rocks.

        Mining, Processing and Environmental Compliance. BMG conducts its mining operations at the Cindy deposit utilizing open pit mining methods. Underground mining methods are expected to be utilized in mining the Cindy deposit beginning in the second half of 1994. Mining operations at the Pajingo mine were conducted utilizing open pit mining methods and limited underground mining in 1993. Ore is processed at a mill in a carbon-in-pulp cyanide leach circuit. The Pajingo mine and Cindy deposit are subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

CROWN JEWEL PROJECT

        At a cost of $10 million, BMG acquired an option to earn a 51 percent joint venture interest in the Crown Jewel project near Oroville, Washington from Crown Resources Corporation. In order to acquire the 51 percent interest, BMG will have to fund, on a nonreimbursable basis, all expenditures for exploration, evaluation and development of the project through commencement of commercial production. BMG announced a decision to develop the Crown Jewel project in 1992, subject to obtaining requisite permits. The Company's identifiable assets attributable to the Crown Jewel project as of December 31, 1993, were $24.6 million.

        The project is within approximately 9,000 acres of land in northeastern Washington state consisting of patented, unpatented and lease holdings. BMG has applied for patents covering the unpatented portion of the Crown Jewel ore body but has not yet received the First Half - Mineral Entry Final Certificate. The Secretary of Interior has withdrawn the authority of field offices to issue such certificate, and, accordingly, additional administrative delay may be encountered in BMG's obtaining the certificate. In addition, legislation is currently pending before Congress to amend or replace the General Mining Law which could impose royalty payments on Crown Jewel production. See "-- Property Interests -- United States."

        Legislation was recently passed in the State of Washington legislature which would impact mining activities there. The legislation must be signed by the governor of the State of Washington to become law. The legislation covers, among other matters, siting criteria and additional standards for tailings impoundments, additional bonding requirements for mining activities, county economic approval authority over mining projects, and the allowance of private citizens' lawsuits regarding enforcement of certain environmental laws. While the legislation could cause increases in capital expenditure or operating costs and potential project delays, the actual impact of the legislation on the Crown Jewel project is difficult to determine at this time. Implementing regulations which are expected to clarify several aspects of the legislation are expected to be developed.

        Reserves at the Crown Jewel project, net to BMG's 51 percent interest in the project, were estimated at 4.435 million tons of ore at an average grade of .186 ounce of gold per ton as of December 31, 1993, for net proven and probable gold reserves of approximately 825,000 contained ounces attributable to BMG. The recovery factor for gold was estimated to be approximately 87 percent. The reserves were determined using a cutoff grade of .034 ounce of gold per ton and an assumed gold price of $350 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        BMG is proceeding with permitting of the Crown Jewel project. Obtaining the necessary government permits and approvals is a complex and time consuming process involving numerous federal, state and local agencies. See "-- Environmental Matters -- United States -- Crown Jewel Project." In addition, permitting could be complicated by recent and potential future changes to environmental and public land laws affecting the project. See "-- Property Interests -- United States."

        Assuming satisfactory permits, water rights and approvals are obtained, BMG expects to construct a milling facility designed to have a throughput capacity of 3,000 tons per day which is expected to produce an average of approximately 87,500 ounces of gold per year attributable to BMG. Completion could occur in late 1996, although start-up will depend on the length of the permitting process and the extent to which legal challenges are made by project opponents. See "-- Environmental Matters -- United States -- Crown Jewel Project." BMG would be the operator. Total capital costs for the project, including plant construction, exploration, evaluation and option payments, are anticipated to be approximately $87 million, of which approximately $24.6 million have been incurred through December 31, 1993. In addition, in order to maintain BMG's right to earn a 51 percent interest in the Crown Jewel project, BMG could be required to make payments to the co-venturer in amounts of $1 million per quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXPLORATION

        BMG, through wholly-owned subsidiaries, conducts exploration and evaluation activities in search of precious metals in countries which currently include the United States, the Dominican Republic, Argentina, Bolivia, Mexico, Chile, Honduras, Australia and Indonesia. BMG's primary objective is to develop high-quality ore deposits with low operating costs per ounce. BMG seeks to do this through exploration for extensions of ore zones at operating properties, in areas proximate to other gold production and through frontier exploration. For additional information concerning BMG's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                           EMPRESA MINERA INTI RAYMI

        Inti Raymi's offices are headquartered in La Paz, Bolivia. Through a series of acquisitions, BMG increased its equity ownership in Inti Raymi to 85 percent of Inti Raymi's equity by May 1991. The remaining 15 percent of Inti Raymi is owned by Zeland Mines S.A. (unaffiliated to BMG). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." As of March 9, 1994, BMG and Zeland Mines S.A. had reached an agreement for BMG to acquire an additional 3 percent ownership of Inti Raymi's equity from Zeland Mines S.A. for $5.2 million. The transaction is subject to corporate and governmental approvals. BMG maintains political risk insurance for its investment in Inti Raymi with the Overseas Private Investment Corporation, a United States government agency. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

KORI KOLLO MINE

        General. The Kori Kollo mine is located near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately
43.7 square miles. See "-- Property Interests -- Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway. The Company's identifiable assets attributable to the Kori Kollo mine as of December 31, 1993, were $271 million.

        Commercial production from the newly-constructed milling facility for the processing of sulfide ore at the Kori Kollo mine commenced in February 1993. At that time, heap leaching of oxide ore was discontinued.

 RESERVE DATA                                                                    DECEMBER 31, 1993
 ------------                                                                 -----------------------
                                                                               Net (85%)           100%
                                                                               ---------           ----
 Proven/probable ore reserves (000s tons)(1) . . . . . . . . . . . . . .          55,474         65,264

 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . .            .066           .066

 Contained ounces (000s)

    Gold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,690          4,340

    Silver . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,035         24,745

 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . .              62             62


                                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                     1993                     1992                1991
                                            --------------------    ---------------------  -----------------
 OPERATING DATA                               Net(85%)      100%     Net(85%)       100%    Net(2)      100%
 --------------                               --------      ----     --------       ----    ------      ----
 Heap leach operation:(3)

    Tons of ore heap leached (000s)  . .           105       123        1,170      1,385     1,160     1,365

    Stripping ratio  . . . . . . . . . .        1.62:1    1.62:1       1.25:1     1.25:1    2.95:1    2.95:1

    Leach ore grade (oz gold/ton)  . . .           .05       .05          .05        .05       .05       .05

    Leach recovery factor for gold (%) .            80        80           76         76        72        72

    Gold recovered (000s oz) . . . . . .             4         5           46         54        36        50

    Silver recovered (000s oz) . . . . .            47        56          296        349       238       331

 Milling operation:

    Tons of ore milled (000s)  . . . . .         4,464     5,220           na         na        na        na

    Stripping ratio(4) . . . . . . . . .        1.45:1    1.45:1           na         na        na        na

    Mill feed ore grade (oz gold/ton)  .          .056      .056           na         na        na        na

    Mill recovery factor for gold (%)  .            69        69           na         na        na        na

    Gold recovered (000s oz) . . . . . .           176       206           na         na        na        na

    Silver recovered (000s oz) . . . . .         1,219     1,433           na         na        na        na

 Cost per equivalent gold ounce(5):

    Cash production costs  . . . . . . .          $169      $169         $149       $149      $138      $138

    Taxes, other than income . . . . . .             1         1            2          2         2         2

    Depreciation, depletion and                    109        na          128         na       110        na
                                                  ----      ----         ----       ----      ----      ----
    amortization . . . . . . . . . . . .

           Total operating costs . . . .          $279        na         $279         na      $250        na
- ----------------                                  ====      ====         ====       ====      ====      ====

(1) The reserves were determined using a cutoff grade ranging from .028 to .036 ounce of gold per ton and an assumed gold price of $350 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) Reflects data attributable to BMG's 51 percent ownership of Inti Raymi through May 1991 and its 85 percent ownership of Inti Raymi thereafter.

(3) Heap leaching of oxide ore was suspended in the first quarter of 1993 in connection with the start-up of the milling facility in February 1993.

(4) As of December 31, 1993, the estimated stripping ratio is assumed to average approximately 1:1 over the remaining life of the mine.

(5) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, corporate administrative expenses and other indirect costs.

        The milling facility has increased production at Kori Kollo to an annual rate of approximately 245,000 ounces of gold. See "-- Mining and Processing." The cost of construction, including financing costs, was approximately $143 million and has been partially project financed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        A project to increase operating efficiencies at the Kori Kollo mine is currently underway. Management is also evaluating an expansion project to increase gold recovery rates at the Kori Kollo mine.

        With the start-up of the new milling facility in the first quarter of 1993, unit cash production costs increased over such costs associated with heap leaching. Total unit operating costs for 1993 were approximately equal to total unit operating costs for 1992. Total unit operating costs attributable to BMG's interest include depreciation of capital and local taxes. Depreciation, depletion and amortization expense per ounce decreased during 1993 as compared to 1992 as a result of the increased level of production and an increased amount of reserves.

        Geology. The project is in the Andean tectonic belt of western Bolivia between the Cordillera Occidental and the Cordillera Real, and within a former lake basin of the Altiplano. Deformed Paleozoic sediments and a Tertiary volcanic sequence underlie the lake bed deposits. Locally these rocks form topographic highs, reflecting block-faulting. Irregular masses of biotite-hornblende dacite porphyry intrude the Paleozoic sediments. The deposit is contained within two varieties of dacite porphyry intrusions. Both varieties of dacite have been pervasively quartz-sericite altered throughout the deposit. The most important structural controls of mineralization are fault systems which trend in two directions and contain auriferous sulfide veins and veinlets. Some veins contain minor stibnite, tetrahedrite, galena, sphalerite and realgar.

        Mining, Processing and Environmental Compliance. Inti Raymi utilizes conventional open pit mining methods at Kori Kollo. Mining at the Kori Kollo mine is performed by Servicios de Maquinaria y Transporte, S.A., an 85 percent owned subsidiary of BMG ("SERMAT"). BMG has reached agreement to increase its ownership in SERMAT to 88 percent in conjunction with an agreement to purchase an additional 3 percent equity interest in Inti Raymi. Through February 1993, oxide ore from the mine was heap leached. Sulfide ore from the Kori Kollo mine is processed at the mill in a carbon-in-leach cyanide leach circuit. The mill processes an average of approximately 16,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws. See "-- Environmental Matters -- Bolivia."

EXPLORATION

        Inti Raymi conducts ongoing exploration and evaluation activities in search of precious metals within the Kori Kollo concessions area. The Company conducts exploration in Bolivia outside the Kori Kollo area through Compania Minera La Barca S.A., a separate 85 percent owned subsidiary ("La Barca"). BMG has reached agreement to increase its ownership in La Barca to 88 percent in conjunction with an agreement to purchase an additional 3 percent equity interest in Inti Raymi. For additional information concerning exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                             NIUGINI MINING LIMITED

        Niugini Mining's administrative offices are located in Sydney, Australia and Kainantu, Papua New Guinea, with subsidiary branch offices in Santiago and Antofagasta, Chile; Cairns, Australia; and Kuala Lumpur, Malaysia. Through purchases of Niugini Mining's equity directly from Niugini Mining and on the open market, BMG acquired approximately 56.5 percent of Niugini Mining's equity by 1990. BMG's interest in Niugini Mining was reduced from approximately 56.5 percent to approximately 52.6 percent in December 1993 as a result of the sale of equity by Niugini Mining in connection with the proposed financing of the Lihir project in PNG. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The remaining share ownership of Niugini Mining is publicly held, with the shares quoted on the Australian Stock Exchange Limited.

SAN CRISTOBAL MINE

        General. In 1989, Niugini Mining purchased a 100 percent interest in the San Cristobal gold mine located on 52.5 square miles of government-issued mining concessions in northern Chile, 68 miles from the port city of Antofagasta. See "-- Property Interests -- Chile." The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A. The mine is readily accessible by existing roads. Commercial production of the mine began in July 1991. The reserves at San Cristobal, shown below, include recent additions. The Company's identifiable assets attributable to the San Cristobal mine as of December 31, 1993, were $41.4 million.

 RESERVE DATA                                                                      DECEMBER 31, 1993
 ------------                                                                 --------------------------
                                                                              Net (52.6%)           100%
                                                                              -----------           ----
 Proven/probable ore reserves (000s tons)(1) . . . . . . . . . . . . . .           11,835         22,483

 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . .             .028           .028

 Contained gold ounces (000s)  . . . . . . . . . . . . . . . . . . . . .              335            635

 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . .               67             67



                                                                YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                                      1993                  1992                 1991
                                            ---------------------   ------------------   ------------------
                                                Net                   Net                  Net
 OPERATING DATA                             (56.5%)(2)       100%   (56.5%)       100%   (56.5%)       100%
 --------------                             ----------       ----   -------       ----   -------       ----
 Production statistics:
    Tons of ore heap leached (000s)  . .          1,814     3,213      1,735     3,072        641     1,135

    Stripping ratio(3) . . . . . . . . .          2.3:1     2.3:1      2.2:1     2.2:1      2.6:1
                                                                                                      2.6:1
    Leach ore grade (oz gold/ton)  . . .           .029      .029       .028      .028       .032      .032

    Leach recovery factor for gold (%) .             53        53         67        67         64        64

    Gold recovered (000s oz) . . . . . .             28        49         33        58         12        21
    Silver recovered (000s oz) . . . . .             78       139        100       177         32        57

 Cost per equivalent gold ounce(4):

    Cash production costs  . . . . . . .           $351      $351       $276      $276       $342      $342

    Taxes, other than income . . . . . .             --        --         --        --         --        --

    Depreciation, depletion and                      85        85         82        82         98        98
                                                   ----      ----       ----      ----       ----      ----
    amortization . . . . . . . . . . . .
           Total operating costs . . . .           $436      $436       $358      $358       $440      $440
- ----------------                                   ====      ====       ====      ====       ====      ====

(1) The reserves were determined using a cutoff grade of .010 ounce of gold per ton and an assumed gold price of $375 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) On December 15, 1993, BMG's ownership interest in Niugini Mining decreased to 52.6 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(3) As of December 31, 1993, the estimated stripping ratio is assumed to average approximately 1.19:1 over the remaining life of the mine.

(4) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, corporate administrative expenses and other indirect costs.

        Production at San Cristobal is expected to increase in 1994 as a result of the installation of a tertiary crushing circuit in January 1994. Unit cash production, unit depreciation, depletion and amorization and total unit operating costs for 1993 increased from such costs for 1992 primarily as a result of lower recovery rates. Unit cash production costs and total unit operating costs are expected to decrease in 1994 primarily as a result of improvement in crusher performance. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        Geology. The San Cristobal mine is located in a low-grade porphyry-breccia style gold deposit. A system of quartz feldspar porphyries, rhyolites and breccias is hosted within a major structure at the margin of a larger granite porphyry. The main part of the deposit occurs in the upper part of the porphyry-breccia system. Several styles of gold mineralization have been defined with the majority of the gold contained within the dikes and breccias, particularly at dike contacts.

        Mining, Processing and Environmental Compliance. Niugini Mining conducts its mining operations at San Cristobal utilizing conventional open pit mining methods. Ore is processed by heap leaching. San Cristobal operations are subject to Chilean environmental laws and regulations. See "-- Environmental Matters -- Chile."

RED DOME MINE

        General. In 1991, Niugini Mining purchased a 100 percent interest in the Red Dome gold mine in northern Queensland for approximately $15.5 million (before working capital adjustments of $2.1 million which resulted in a net purchase price of $13.4 million). The Red Dome mine is owned by Red Dome Pty. Ltd., a wholly-owned Australian subsidiary of Niugini Mining. The mine is located on a 5.6 square mile state-issued block of four mining leases located 84 miles west of Cairns, Queensland, Australia and is accessible by a 44-mile dirt and gravel road from a state highway. See "-- Property Interests -- Australia." The Company's identifiable assets attributable to the Red Dome mine as of December 31, 1993, were $37.3 million.

        Expansion of the existing Red Dome pit is now underway at an approximate cost of $24.5 million. The expansion should extend the life of the mine through 1996. The expansion increased reserves at Red Dome, shown below, by approximately 227,000 contained ounces of gold and 28 million pounds of copper. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        In November 1993, Niugini Mining announced the discovery of mineralization at its Mungana project near Red Dome. Prefeasibility studies are underway to determine whether there is sufficient economically recoverable mineralization to warrant proceeding further. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

 RESERVE DATA                                                                     DECEMBER 31, 1993
 ------------                                                                ---------------------------
                                                                              Net (52.6%)           100%
                                                                              -----------           ----
 Proven/probable ore reserves (000s tons)(1) . . . . . . . . . . . . . .            1,761          3,347

 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . .             .076           .076

 Contained gold ounces(000s) . . . . . . . . . . . . . . . . . . . . . .              130            255

 Contained pounds of copper (000s) . . . . . . . . . . . . . . . . . . .           18,300         34,800

 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . .               95             95

                                                                     YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                      1993                  1992                 1991
                                           ----------------------   ------------------   ------------------
                                                Net                   Net                  Net
 OPERATING DATA                             (56.5%)(2)       100%   (56.5%)       100%   (56.5%)       100%
 --------------                             ----------       ----   -------       ----   -------       ----
 Production statistics:

    Tons of ore milled (000s)  . . . . .            662     1,173        652     1,155        513       908

    Stripping ratio(3) . . . . . . . . .             na        na      1.6:1     1.6:1     1.66:1
                                                                                                     1.66:1

    Mill feed ore grade (oz gold/ton)  .           .052      .052       .092      .092        .08       .08

    Mill recovery factor for gold (%)  .             77        77         95        95         94        94

    Gold recovered (000s oz) . . . . . .             27        49         58       104         42        74

    Silver recovered (000s oz) . . . . .            173       305        256       452        128       226

    Copper recovered (000s lbs)  . . . .          5,374     9,517      6,855    12,139      3,734     6,612

 Cost per equivalent gold ounce(4):

    Cash production costs  . . . . . . .           $199      $199       $202      $202       $270      $270

    Taxes, other than income . . . . . .             --        --         --        --          2         2

    Depreciation, depletion and
    amortization . . . . . . . . . . . .              9         9         51        51         54        54
                                                   ----      ----       ----      ----       ----      ----
           Total operating costs . . . .           $208      $208       $253      $253       $326      $326
- ----------------                                   ====      ====       ====      ====       ====      ====

(1) This table includes ore reserves resulting from the expansion of the Red Dome mine pit. The reserves were determined using a cutoff grade of .050 ounce of gold per ton and an assumed gold price of $350 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) On December 15, 1993, BMG's ownership interest in Niugini Mining decreased to 52.6 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(3) As of December 31, 1993, the estimated stripping ratio is assumed to average approximately 1.2:1 over the remaining life of the mine. During 1993, there were no mining activities at the Red Dome mine other than those related to the expansion of the pit.

(4) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." All costs are shown on a per equivalent gold ounce produced basis, with by-product silver and copper converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing and other direct plant costs, but exclude sales expenses, corporate administrative expenses and other indirect costs. Under the mining lease, Niugini Mining pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000. Payment of such royalty is not included in cash production costs.

        The amount of gold recovered from production at the Red Dome mine decreased significantly in 1993 from 1992 primarily as a result of processing lower grade ore which had been stockpiled in anticipation of the expansion of the mine pit. Gold, silver and copper production is expected to increase in 1994 as a result of mining the expanded mine pit, scheduled to commence in mid-1994. Unit cash production costs remained approximately equal in 1993 as compared to 1992 and are expected to decrease in 1994. Costs fluctuate depending on exchange rates between U.S. and Australian dollars. During 1993, the Australian dollar fluctuated from a low of one Australian dollar to 0.64 U.S. dollars to a high of one Australian dollar to 0.72 U.S. dollars. See "-- Explanatory Note Regarding Exchange Rates." Depreciation, depletion and amortization expense per ounce decreased during 1993 as compared to 1992 as a result of the increased reserve base related to the expansion of the Red Dome pit. Total unit operating costs, however, are expected to increase in 1994 due to increased depreciation, depletion and amortization costs.

        Geology. The Red Dome deposit is hosted by Siluro-Devonian sedimentary rocks of the Chillagoe Formation and is located between one-half and one and one-half miles to the east of the Palmerville Fault, which is a major regional feature that marks the western boundary between this unit and the Precambrian Dargalong Metamorphics to the west. The Chillagoe Formation consists predominantly of fossiliferous limestone and chert with intercalated beds of quartz greywacke and siltstone. At the mine, narrow porphyritic rhyolite dikes were intruded into a calcareous rich unit of the Chillagoe Formation and produced skarns. Detailed electron microprobe analysis has indicated that the gold occurs predominantly as isolated grains of native gold either as inclusions within sulfides or as free gold associated with silicates. Electrum is minor and has been identified only in the retrograde skarn.

        Mining, Processing and Environmental Compliance. Mining operations at Red Dome are conducted utilizing conventional open pit methods. The open pit mine has been in operation since 1986, first utilizing heap leach processing and later adding a milling facility. Production is currently from stockpiled ore. Ore is processed by heap leach, flotation and carbon-in-leach methods. Red Dome operations are subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

LIHIR PROJECT

The Lihir Project is located on the east coast of Lihir Island, 375 miles northeast of mainland PNG. Niugini Mining owns a 20 percent interest (of which 12 percent is a carried interest and 8 percent is a contributing interest) in a state-issued Lihir Exploration License covering the Lihir project. The current term of the Lihir Exploration license expires March 31, 1994. See "-- Property Interests -- Papua New Guinea." Niugini Mining's interest is subject to a joint venture agreement with a subsidiary of RTZ Corporation plc ("RTZ"). RTZ is the manager for the Lihir project. The Company's identifiable assets attributable to the Lihir project as of December 31, 1993, were $135.2 million.

        The manager's estimate of minable sulfide reserves at the Lihir project has recently been increased to 104 million metric tons of ore with an average ore grade of 4.37 grams per metric ton, or approximately 14.6 million contained gold ounces. Previous estimates were 89.3 million metric tons with an average ore grade of 4.77 grams per metric ton, or approximately 13.7 million contained gold ounces. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        Development of the Lihir project is contingent upon the Lihir Exploration License being converted to a Special Mining Lease. Issuance of the Special Mining Lease requires approval by the PNG government. The PNG government is expected to issue the Special Mining Lease subject to certain conditions (see below). Renewal of the Lihir Exploration License beyond its current term is expected and is part of the current discussions with the PNG government regarding the issuance of the Special Mining Lease.

        On September 25, 1993, an agreement in principle was reached between the joint venturers and the PNG government to form a new company to be named Lihir Gold Limited ("LGL") for development of the Lihir project. Proceeding with the Lihir project through the LGL structure requires the approval by the PNG Cabinet which is currently reviewing the proposal. Pursuant to the terms of the agreement in principle, the Lihir project would be owned, developed and financed by LGL. A series of different transactions, described below, are proposed, first, to change the ownership profile of the joint venture, second, to transfer ownership of the Lihir project to LGL and third, to raise equity funding through a public share offering of LGL shares. LGL would also raise significant funds through project financing in order to complete development. The following transactions would take place in connection with the issuance by the PNG government of a Special Mining Lease and prior to project financing being available:

(1) The PNG government would acquire a 30 percent joint venture interest, pro rata from RTZ and Niugini Mining ("NML" for purposes of tables below). The PNG government would pay RTZ and Niugini Mining 30 percent of the aggregate historic costs relating to the Lihir project to acquire its interest. Total historic costs are presently estimated at approximately $138 million. Niugini Mining's pro rata portion of the payment received from the PNG government would be based on its current 8 percent contributing interest. This transaction would give rise to the following ownership percentages:

        RTZ:     56% joint venture interest
        NML:     14% joint venture interest
        PNG:     30% joint venture interest

(2) Niugini Mining would acquire a 16 percent joint venture interest from RTZ and the Niugini Mining carried interest would terminate, resulting in the following ownership percentages:

        RTZ:        40% joint venture interest
        NML:        30% joint venture interest
        PNG:        30% joint venture interest

(3) The joint venturers would then transfer their interests to LGL, the shares of which would be owned in the same proportions as set out in
        (2) above.

(4) LGL would issue shares of common equity to new investors through an initial public offering. The terms of the public offering would be subject to market conditions, but dilution of the LGL shareholders would be pro rata. Based on the assumption that the public offering results in gross proceeds of approximately $400 million, dilution would be expected to be in the range of 25 percent to 40 percent. Niugini Mining's interest in LGL would thereby be expected to be reduced to between 18 percent and 22.5 percent, of which BMG's attributable interest would be between 9 and 11.25 percent. For example, if the public acquires 33 1/3 percent of LGL, the ownership interests would become:

        RTZ:        26 2/3% shareholding
        NML:        20%     shareholding
        PNG:        20%     shareholding
        Public:     33 1/3% shareholding

        The terms of the transaction set forth in (2) above in which Niugini Mining would acquire an additional 16 percent interest from RTZ (originally agreed to in August 1993) were modified by RTZ and Niugini Mining in February 1994. This agreement gives Niugini Mining the right to acquire the additional interest for $3 million cash per percentage point, or $48 million. The agreement is contingent on, among other things, the issuance of the Special Mining Lease. To partially fund the acquisition of the additional joint venture interest, Niugini Mining issued 5.8 million common shares in a public offering in December 1993 which provided net proceeds of approximately
$19.1 million. Other Niugini Mining funding necessary for the acquisition is expected to come from a combination of debt and Niugini Mining's working capital.

        The manager's estimate of future capital costs for development of the Lihir project is $625 million. This amount is expected to be financed from an additional issuance of $31 million of equity to be subscribed pro rata by the joint venturers, the proceeds of an initial public offering by LGL, anticipated to be approximately $400 million (see above), and a $300 million limited recourse loan by LGL. Niugini Mining expects to fund its 30 percent portion of the proposed $31 million of equity from its working capital. The limited recourse borrowing would require a completion guarantee under which RTZ, Niugini Mining and the PNG government would severally guarantee debt until completion of development. Political risk insurance is anticipated to be acquired in order to cover loan defaults resulting from expropriation, transferability/convertibility blockages and war/civil strife. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        The Lihir project would consist of an open pit mine, a crushing and grinding circuit, a pressure oxidation circuit, a carbon-in-leach circuit, gold smelting facilities to produce gold dore, and associated infrastructure. Based on the manager's current proposals, the milling facility would process approximately 8,500 metric tons of ore per day. The mine is expected to produce an average of approximately 600,000 ounces of gold per year for the first 12 years of production. The Lihir ore is refractory in nature, requiring complex processing methods, including pressure oxidation. The ore body is associated with an active geothermal system, and an extensive dewatering and geothermal control system will be necessary to avoid problems with hot water or steam during mining. The process recovery factor is estimated to be approximately 92 percent. An environmental plan is currently being reviewed by the PNG government. See "-- Environmental Matters -- Papua New Guinea." Over the first 15 years of operations, the manager's estimate of total cash operating costs is $209 per ounce and, over the expected 37-year life of the mine, is $228 per ounce.

        Discussions are continuing among the PNG government and the joint venturers regarding the timing and conditions of project development and the planned restructuring of equity interests. As the non-operating minority partner, Niugini Mining may have limited ability to affect the outcome of these matters. The PNG government is expected to issue the Special Mining Lease for the Lihir project after landowner negotiations are completed, all necessary statutory approvals are obtained and the PNG Cabinet approves the LGL structure. Development of the Lihir project is also contingent on the successful completion of the initial public offering of LGL's shares and closing of the Lihir project financing. There is no assurance that the PNG Cabinet will approve the proposal, that the Special Mining Lease will be issued by the PNG government or that the initial public offering and Lihir project financing will be successfully completed as planned. Should it be determined that development cannot proceed as contemplated, the Company may be required to write down part or all of its investment in the Lihir project.

EXPLORATION

        In addition to its mining operations, Niugini Mining conducts exploration and evaluation activities in search of precious metals in countries including Papua New Guinea, Chile, Malaysia, Thailand and Australia. For additional information concerning Niugini Mining's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SALES AND HEDGING ACTIVITIES

        Sales. The Company primarily produces dore at its mines which it sells under sales and/or refining agreements. It also produces concentrates containing gold, copper and silver at the Red Dome mine. Two buyers of production from the Company each accounted for more than 15 percent of the Company's total 1993 sales. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold, silver and copper through its present buyers.

        The table under "Introduction" sets forth information regarding the percent of total gross revenues of the Company attributable to each of its mines. Sales in Australia are denominated in either U.S. or Australian dollars at the Company's election. See "-- Explanatory Note Regarding Exchange Rates" and Note 12, "Major Customers and Export Sales," and Note 13, "Geographic Segment Information," of Notes to Consolidated Financial Statements under Item 8 of Part II herein.

        Hedging. The Company may employ a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market. The Company also engages in limited hedging of its copper production. Potential hedging techniques used by the Company include selling and/or delivering against fixed forward and "spot deferred" forward sales contracts and entering
into various "put" options with unaffiliated parties.   Fixed forward sales
contracts require the future delivery at a specified price on a specified date. Forward sales contracts that are made on a spot deferred basis allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium at the time of deferral, as long as certain conditions are satisfied. Various factors influence the decision to close a spot deferred contract or roll the contract to a later date.

        Future decisions with respect to hedging will depend upon gold market conditions and management's assessment of the potential impacts of gold price risk. Volatility in the price of gold can have a significant effect on the Company's sales revenue and income. The volatility can be reduced by the use of forward sales and other hedging techniques, but these techniques may at the same time reduce the Company's ability to fully realize the benefits of increases in gold prices.

        The forward sales contracts associated with Red Dome gold production are denominated in Australian dollars. The value of Red Dome's forward sales contracts will fluctuate depending on the exchange rate between U.S. and Australian dollars. During 1993, the Australian dollar fluctuated from a low of one Australian dollar to 0.64 U.S. dollars to a high of one Australian dollar to 0.72 U.S. dollars. See "-- Explanatory Note Regarding Exchange Rates." For more information regarding the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 15, "Forward Sales and Hedging," of Notes to Consolidated Financial Statements under Item 8 of Part II herein. For more information concerning gold prices and the gold market, see "-- Gold Price Volatility."

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

        The ore reserve figures presented herein are estimates and no assurance can be given that the indicated level of recovery of gold, silver and copper will be realized. Most of the ore reserve figures presented herein were calculated using a gold price ranging from $350 to $380 per ounce. Market price fluctuations of gold, silver and copper, as well as increased production costs or reduced recovery rates, may render ore reserves uneconomic and may ultimately result in a restatement of ore reserves. See "-- Gold Price Volatility." Additionally, changes in the various assumptions on which the reserve estimates are based, such as the average gold ore grade or the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect cash production and operating costs of a project. Reserves for the Lihir project, as well as projected cost and production estimates, are based on information provided by the manager. Such information has been reviewed by, but not independently confirmed by, the Company. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

        The Company's foreign operations, which include significant operations in Australia, Latin America and the South Pacific, are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problem in foreign countries arising from nationalistic policies, political instability, economic instability, labor disputes, civil disturbances or currency fluctuations or restrictions, there can be no assurance that such problems will not arise in the future.

        A significant portion of the Company's reserves and production come from Inti Raymi's Kori Kollo mine in Bolivia. Risks associated with conducting business in Bolivia are therefore significant to the Company. For several decades, Bolivia experienced periods of slow or negative growth, high inflation, large devaluations of the Bolivian currency and imposition of exchange controls. Limited availability of foreign exchange required the Bolivian government to restructure its foreign currency denominated indebtedness. Since 1985, Bolivian governments have pursued economic stabilization and reform policies which have reduced significantly inflation and budget deficits and which have eliminated exchange controls. There are currently no restrictions on the transfer of funds out of Bolivia. Since 1986, the exchange rate for Bolivian currency has been relatively stable. A recurrence of adverse economic conditions, high levels of inflation, the imposition of exchange controls or restrictions on payments to non-Bolivians could adversely affect Inti Raymi's ability to pay dividends or repay funds borrowed outside Bolivia and adversely affect the Company's financial condition and results of operations.

        Since 1982, Bolivian governments have been elected through a democratic process as required under the Bolivian Constitution. The Company considers the Bolivian government to be stable and its current relations with the government to be good. However, should there be a deterioration in Bolivia's political stability or an adverse change in the Bolivian government's policy towards foreign-owned companies in Bolivia, the Company's financial condition and results of operations could be adversely affected. Although Bolivia has not suffered from civil disturbances, acts of terrorism and sabotage to the same extent as neighboring South American countries, there can be no assurance that the occurrence of civil unrest or terrorist activities against Inti Raymi's facilities will not occur. BMG has, in connection with its investment in Inti Raymi, obtained political risk insurance from the U.S. Overseas Private Investment Corporation. This insurance provides coverage of $15 million for expropriation, $25 million for inconvertibility and $25 million for political violence. The policy is renewed annually at the option of BMG and is expected to be available for the life of the Kori Kollo mine.

        The Company also has a significant investment in the Lihir project located in PNG. PNG achieved independence in 1975. Since 1975, PNG has maintained a policy favoring direct foreign investment in general, and foreign investment in the mining sector in particular. The PNG Constitution and major statutes governing foreign investment also provide significant safeguards for investors and lenders. The Investment Promotion Act assures investors the right to remit after-tax profits and make debt-service and supplier payments. The Investment Promotion Act also provides that expropriation will not occur without adequate compensation. While the Company does not expect civil unrest from the inhabitants of Lihir Island, there can be no assurance that acts of civil unrest against the Lihir project would not occur. Furthermore, a deterioration in PNG's political stability or an adverse change in the PNG government's policy towards foreign-owned companies in PNG could adversely affect the Lihir project and the Company's financial condition.

        Foreign operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation.

PROPERTY INTERESTS

UNITED STATES

        Mineral interests in the United States are owned variously by federal and state governments and private parties. When a prospective mineral property is owned by a private party or by a state, some type of property acquisition agreement is necessary in order for the Company to explore or develop such property. Generally, these agreements take the form of long-term mineral leases under which the Company acquires the right to explore, develop and operate the property in exchange for an up-front cash payment, periodic cash payments during the exploration and development phase and/or a royalty during production (usually expressed as a percentage of net smelter returns or net profits derived from the leased properties). Other forms of acquisition agreements include exploration agreements coupled with options to purchase and joint venture agreements. Under a typical joint venture agreement, one joint venture participant manages the property, with both joint venture participants contributing to the costs of development and operations and sharing in the production from the property in proportion to their respective interests. Another form of joint venture agreement gives the Company the right to earn an undivided interest in a mineral property owned by another joint venture participant upon the performance of a specified amount of exploration and development on the property.

        In addition to the acquisition of mineral rights held by states or private parties, the Company also may acquire rights to explore for and produce minerals on federally owned lands. This acquisition is accomplished through the location of unpatented mining claims

(lode, placer and millsite) upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976 and various state laws (or the acquisition of previously located mining claims from a private party as described above). These laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and develop valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. The amount of public lands open to mineral location under the federal mining laws is continually being limited by the withdrawal or segregation of portions of such lands for other purposes. Withdrawn lands would include, for example, lands included in national parks and military reservations and lands designated as part of the National Wilderness Preservation System. Withdrawal and segregation programs may substantially limit the amount of land in the Western United States that is available for the Company's exploration efforts.

        The location of a valid mining claim on federal lands requires the discovery of a valuable mineral deposit, the erection of appropriate monuments, the posting of a location notice at the point of discovery in accordance with federal law and the filing of a notice or certificate of location and a map with the BLM and the real property recording official of the county in which the claim is located. A certain type of mining claim, a millsite claim, may be located on non-mineralized lands. Failure to follow the required procedures may render the mining claim void. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to explore, develop and produce minerals from the claim. This property right can be freely transferred and is protected against appropriation by the government without just compensation. Also, the claim locator acquires the right to obtain a patent (or deed) conveying fee title to his claim from the federal government upon payment of fees and compliance with certain additional procedures.

        The interests represented by unpatented mining claims possess certain unique risks not associated with other types of property interests. For example, in order to maintain each unpatented mining claim, the claimant must pay fees and timely file documents with the United States Department of the Interior. Failure to make the required payments or federal filing constitutes abandonment of the claim. Further, because mining claims are often located with less than sophisticated surveying techniques, difficulty may arise in determining the validity and ownership of specific mining claims. Moreover, under applicable regulations and court decisions, in order for an unpatented mining claim to be valid against a governmental challenge, the claimant must be able to prove that the mineral deposit on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be later invalidated by the federal government.

        The validity of unpatented mining claims, which constitute most of the Company's undeveloped property holdings in the United States, is often uncertain and may be contested by the federal government and third parties. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company, in accordance with mining industry practice, does not generally obtain title opinions or title insurance until a decision is made to develop a property, with the attendant risk that some titles, particularly titles to undeveloped properties, may be defective.

        Legislation has been passed by the U.S. Senate ("S.775") and the U.S. House of Representatives ("H.R.322") which would amend or replace the General Mining Law under which the Company holds claims on public lands. A compromise bill is expected to be developed by a conference committee in 1994. As written, S.775 proposes a 2 percent royalty on the value of minerals measured at the point of extraction and H.R.322 proposes an 8 percent royalty on, effectively, gross revenue. H.R.322 also proposes new environmental standards, additional reclamation requirements and extensive new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Approximately 40 percent of the Reona reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to the proposed royalties. These projects, as well as reclamation and closure activities at the Battle Mountain complex, could be subject to extensive additional permitting and environmental requirements. The extent of change to the existing law is not presently known; however, it is expected to be unfavorable. The Company cannot yet predict the impact of any such change on its U.S. activities. Assuming current gold prices, the adoption of either version of the new mining law, as currently written, is not expected to render uneconomic any of the Company's existing operating mines or development projects.

BOLIVIA

        Mineral interests in Bolivia are under the domain of the federal government. Concessions for exploration and mining are issued pursuant to the Bolivian Mining Code. Inti Raymi owns a group of concessions which include the Kori Kollo mine and operating facilities.

CHILE

        Mineral interests in Chile are under the domain of the federal government, which issues mining claims pursuant to the Chilean Mining Code. Niugini Mining, through subsidiaries, owns the group of mining concessions including the San Cristobal mine and operating facilities.

AUSTRALIA

        Most of the Company's exploration properties in Australia are located in Queensland and in Western Australia. Much of this land is "Crown land" held under pastoral leases by third parties. The Company holds the lands under mining leases, authorities to prospect and exploration licenses. The Pajingo mine and the Red Dome mine and associated operating facilities are on lands held pursuant to mining leases issued by the State of Queensland.

        Similar to procedures in the United States, a lease applicant must stake the area of a proposed mining lease. A subsequent application for a mining lease must be filed with officials who will make a recommendation to the state to grant or refuse the lease application. Each state imposes various obligations on tenement holders and generally requires holders to undertake a minimum work program or to make certain minimum exploration expenditures during each year of the permit. The duration of permits varies from state to state.

        In June 1992, the Supreme Court of Australia recognized, in the case Mabo v. Queensland, a new form of real property title in Australia referred to as "native title," relating to aboriginal rights. The court held that "native title" may exist wherever such title has not been extinguished by a superseding grant from the government. The court also held that "native title" may also co-exist with certain interests granted by the government, such as mining exploration. Since the Mabo decision, the federal government and a number of state governments have attempted to formulate a legislative response that will validate titles threatened by native title claims without compromising aboriginal rights. The Company believes that the Mabo decision will neither affect the Company's Pajingo or Red Dome mine nor have an adverse impact on the Company's exploration properties in Australia. However, the Mabo decision has increased the risk that title to certain exploration properties may be challenged or invalidated in the future or that title claimants will have the right to negotiate compensatory terms with the Company.

PAPUA NEW GUINEA

        Exploration and mining activities in PNG are regulated by the Mining Act and administered by the Department of Minerals and Energy. Exploration rights in PNG are held pursuant to exploration licenses which are granted by the PNG government and typically run for two-year periods renewable at the discretion of the government. Before construction and mining operations can begin, an exploration license must be converted, at the government's discretion, to a Special Mining Lease which may be granted for an initial term of 40 years. As part of the conversion of an exploration license to a Special Mining Lease, the holder must submit for the government's approval a Proposal for Development and negotiate a Mining Development Contract and compensation agreements with affected landowners. The government has a policy of acquiring a participatory interest in new mining ventures. Although the terms of the government's acquisition may be subject to negotiation, the government has acquired no more than a 30 percent interest in a new mining venture and has customarily paid its elected percentage of historic project costs at the time it exercises its right to acquire the interest. Provincial and landowner participation in the project is expected to occur through the participatory interest acquired by the PNG government. See "-- Niugini Mining Limited -- Lihir Project" for the current status of the regulatory process for the Lihir project.

ENVIRONMENTAL MATTERS

        Set forth below is a summary description of various environmental matters affecting the Company, including various domestic and foreign national, state and local legislation and regulations governing, among other things, mineral exploration, development, production and refining. Environmental laws and regulations in most countries allow the imposition of civil and criminal penalties for violations. The Company believes it is in substantial compliance with all material aspects of such applicable laws and regulations. The Company is not aware of any material environmental constraint affecting its existing mines or development properties that would preclude the economic development or operation of any of the Company's mines or projects or have a material adverse effect on the Company's financial condition or results of operations.

UNITED STATES

        General. The Company is required to obtain a full range of environmental permits and approvals of reclamation plans to develop new properties and maintain such permits for ongoing operations and for closure, post-closure, and reclamation operations. Existing and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that the Company would not proceed with the development or operation of a mine.

        Each of the Company's mining properties has many environmental controls. The principal environmental control facilities at the Company's heap leaching operations include engineered heap leach facilities to contain process fluids. The principal environmental control facilities at the Company's milling operations consist of detoxification circuits to process plant effluent and tailings facilities to contain the processed effluent. These facilities are constructed as an integral part of processing facilities. The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is accruing reserves over the lives of the respective mines to cover reclamation expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        Laws and Regulations. The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, these laws include, among others, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act of 1969, the Endangered Species Act of 1973, and the Federal Mine Safety and Health Act of 1977.

        The Resource Conservation and Recovery Act ("RCRA") RCRA regulates the generation, transportation, treatment, storage and disposal of hazardous wastes, special wastes, and some non-hazardous wastes. Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency ("EPA") regulations governing hazardous waste. The EPA is proceeding with development of a program to regulate mining waste pursuant to its solid waste management authority under RCRA. Under this program, certain processing and other wastes, as well as high volume extraction and beneficiation wastes, will eventually be regulated by the EPA. In this connection, RCRA is currently pending legislative re-authorization and the EPA is studying regulations concerning how mine wastes should be managed and regulated. If the Company's mining wastes are treated as hazardous wastes, material expenditures would be required for the construction of additional waste disposal facilities and possible other corrective action measures.

        The Clean Water Act ("CWA") CWA controls, among other things, the discharge of effluent into navigable surface waters by requiring effluent discharge permits. The EPA promulgated stormwater regulations in 1991 which regulate stormwater discharge at all United States mining operations. BMG has applied to state authorities and received general permits for stormwater discharges under relevant state and federal regulations. Because of the nature of the stormwater regulations, it is difficult to identify the exact terms and conditions which will have to be satisfied in order to be in compliance with such regulations. The Company, however, does not anticipate that such compliance will have a material adverse effect on the Company's financial position or results of operations.

        The Clean Air Act ("CAA") CAA controls, among other things, fugitive dust arising out of the Company's operations. Mining operations produce fugitive dust, primarily from crushing operations and vehicular traffic over unpaved roads. To control fugitive dust, dust suppressants and water are periodically sprayed on the unpaved roads. Certain environmental groups have contended in several pending court cases that fugitive dusts emissions from new or expanded surface mining operations should be subject to additional regulation, which could substantially limit the ability of the Company and other companies engaged in similar mining operations to develop new surface mining operations or maintain or expand existing operations. Emission limitations are a matter of individual state air quality control implementation plans. Both federal and state law impose substantial penalties for violation of applicable requirements.

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") CERCLA, also know as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In the ordinary course of the Company's operations, substances may be generated which fall within the definition of "hazardous substances."

        The National Environmental Policy Act of 1969 ("NEPA") Under NEPA, if any project is to be undertaken that would significantly affect the quality of the environment and that would require a permit or approval from a federal agency, a detailed environmental impact statement ("EIS") or an environmental assessment may be required by the federal agency. It is possible that new projects and extensions of many of the Company's existing projects would require NEPA compliance. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction. Similar state laws also may be applicable. Furthermore, the NEPA process often engenders citizen involvement which can result in substantial delays in the permitting process.

        The Endangered Species Act of 1973 ("ESA") ESA is designed to protect certain species of flora and fauna that have been identified by the government as endangered or threatened. No federal agency may grant permission to develop mines unless it insures that the action will not jeopardize or adversely affect the designated critical habitat of the species. Many of the Company's operations require federal agency approval and are subject to ESA requirements. A finding by a federal agency that proposed mining operations could jeopardize or adversely affect an endangered species could impair the Company's ability to develop a project. Furthermore, the ESA process often engenders citizen involvement which can result in substantial delays in the permitting process.

        The Federal Mine Safety & Health Act of 1977 ("FMSHA") Mine operators must comply with FMSHA, as amended, which is enforced by the Mine Safety and Health Administration ("MSHA"), an agency within the Department of Labor. The Company's operations are subject to regulation and inspections by MSHA.

        The various states in which the Company operates have groundwater protection statutes and regulatory programs. These laws vary from state to state. As a general rule, state groundwater protection programs regulate the discharge of waste materials that could adversely impact groundwater which is capable of beneficial use. The groundwater programs typically require site discharge permits, spill notification and corrective action measures, and impose civil and criminal penalties for violations. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury arising out of contamination events.

        Changes in the aforementioned federal and state environmental laws and regulations, the enactment or promulgation of new laws and regulations or the imposition of new requirements pursuant to such laws or regulations could require capital expenditures, increases in operating costs and delays or interruptions of operations, render certain mining operations uneconomic and prevent or delay the development of new operations. See "-- Property Interests
- -- United States."

        Battle Mountain Complex. BMG has been issued a water pollution control permit for the Battle Mountain complex project facilities from the Nevada Division of Environmental Protection. A modification of this permit for the Reona project has also been approved. The permit provides the framework for the development of a "final closure plan." BMG has applied for a reclamation permit and has been issued a general stormwater permit covering the Battle Mountain complex area. Certain activities undertaken as part of operations at the Reona project (and at the Phoenix project if a development decision is made with regard to such project) will eliminate certain reclamation costs. If the Phoenix project does not proceed, reclamation expenditures could be significantly higher than current estimates. Laws and regulations applicable to these permits have been amended during the past few years, and it is difficult to ascertain the exact terms and conditions which will be required thereunder. Potentially adverse site characterization results or the imposition by regulatory authorities of unanticipated reclamation standards could substantially increase future reclamation requirements and expenditures. Based on data collected to date, management does not expect that potential future adverse site characterization results will have a material adverse effect on the Company's financial condition. Reclamation obligations could also be impacted by proposed federal legislation to amend or replace the General Mining Law. See "-- Property Interests -- United States" and see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        San Luis Mine. After encountering elevated levels of cyanide in the tailings facility early in 1992, BMG took steps during 1992 to reduce the cyanide levels in the tailings facilities and installed a new detoxification unit at San Luis which has been operating since late 1992.

        Crown Jewel Project. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Permits and approvals must be obtained from federal, state and local agencies before the mine can be put into operation. The State Environmental Policy Act mandates an exhaustive review of the environmental impact of the project prior to permit issuance and before construction can begin. In addition, since the project is located partially on federal land, NEPA compliance is necessary, including the preparation of an EIS which is also used to satisfy the State Environmental Policy Act requirements. During this permitting process, as required by law, baseline studies of all aspects of the mine and its impact on the surrounding environment are conducted. Approximately two dozen permits will be required for the project. The project is moving slowly through the permitting process. The delays in obtaining permits for the Crown Jewel project relate primarily to delays in regulatory approvals for certain site data collection activities and the time taken for agency development of certain wildlife studies. The duration of the permitting effort is difficult for the management of BMG to predict since it is contingent upon many variables not within BMG's control, including administrative and judicial appeals, and inter-governmental coordination. The State of Washington legislature has recently passed legislation which will impact environmental compliance at the Crown Jewel project. See "-- Battle Mountain Gold Company -- Crown Jewel Project."

BOLIVIA

        In 1992, the Bolivian legislature adopted environmental legislation applicable to the mining industry. The legislation directs the Ministry of Mining and Metallurgy and the National Environmental Department to establish, through regulations, the appropriate standards applicable to mining activities. Such regulations are in the process of being prepared. After the regulations become effective, Inti Raymi would have a period of time, not to exceed five years, within which to come into compliance, if necessary. The financial impact of such legislation on Inti Raymi's operations cannot be accurately assessed at this time, but the Company does not expect the legislation to have a material adverse effect on the Company's financial condition or results of operations.

CHILE

        Environmental legislation was recently approved by the Chilean legislature and enacted into law. Regulations in connection with the legislation have not been published. The legislation is expected to impact mining activities in Chile. However, at this time, the Company cannot accurately assess the impact on Niugini Mining's San Cristobal operations or the Company's exploration activities in Chile.

AUSTRALIA

        The mining industry in Australia is subject to extensive state legislation with respect to environmental protection. In particular, such legislation requires the reduction or elimination of the adverse effects of wastes generated by extraction and processing operations. Accordingly, mine and plant designs and extraction and processing operations are subject to such legislative requirements, which typically entail compliance with applicable environmental criteria or review processes, the obtaining of various permits, licenses and authorizations from various governmental agencies, and, under certain circumstances, the preparation of environmental impact reports.

        In addition to complying with various environmental protection statutes, both the Pajingo and Red Dome mines in Queensland are required to obtain plan of operations approvals from the Minister of Mines pursuant to the Mineral Resources Act. When approved, the plan of operations becomes part of the conditions of the mining lease issued by the state. The plan of operations at the Pajingo and Red Dome mines have been approved, including an approved Environmental Management Overview Strategy, which covers environmental protection and rehabilitation requirements.

PAPUA NEW GUINEA

        Mining operations in PNG are subject to comprehensive environmental regulations pursuant to legislation requiring the preparation of an EIS and legislation setting environmental standards and approval requirements for activities which may affect air, land or water.

        The Lihir project will be subject to stringent environmental standards set forth in the following PNG legislation: the Environmental Planning Act, the Water Resources Act, the Dumping of Wastes at Sea Act, and the Environmental Contaminants Act. Special emphasis has been given to minimize the impact of the Lihir project on the inhabitants of Lihir Island. Tailings would be discharged into the ocean where the natural alkalinity of the seawater is expected to neutralize the acidity of the tailings. Hot water from the mine's dewatering and geothermal control system would also be discharged into the ocean. As the Lihir project's useful economic life draws to a close, a final reclamation plan would be prepared. Final reclamation would include the removal of buildings and equipment and re-contouring and revegetating disturbed lands and any residual stockpiles. The environmental plan for the proposed Lihir project is currently being reviewed by the PNG government.

TAXES

UNITED STATES

        The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to tax until repatriated to the United States. While the United States allows a credit for foreign income taxes paid, the limitations on such credit may substantially reduce or eliminate the benefit of the credit. The top marginal U.S. statutory corporate rates are presently
35 percent for regular tax and 20 percent for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years. At December 31, 1993, the Company believes that it had approximately $5.8 million of alternative minimum tax credits available on an indefinite carryforward basis, and approximately $17.2 million of cumulative regular tax benefit that were derived from past net operating losses, available to offset future U.S. federal income tax. These benefits begin to expire in 2007. These amounts are subject to adjustment upon a subsequent audit by the Internal Revenue Service. The Company is also subject to state and local taxes in jurisdictions in which it is engaged in business operations.

BOLIVIA

        The Bolivian legislature amended its Mining Code to change the corporate tax structure applicable to Bolivian mining operations to include a mining income tax. Pursuant to certain grandfather provisions under the Bolivian Mining Code, Inti Raymi is subject to a 3 percent royalty which is assessed on gold sales. Starting in late 1999, Inti Raymi is expected to be subject to a mining income tax at a 30 percent rate and no royalty.

        Inti Raymi did not pay any dividends in 1993. Future dividends will be subject to a 13 percent Bolivian withholding tax. Inti Raymi generally pays Bolivian Value Added Tax on all purchases and imports and subsequently claims a refund from the Bolivian government of such Value Added Tax with respect to its sales. See "Business and Properties of the Company -- Inti Raymi -- General" and see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CHILE

        The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A. After utilization of existing tax loss carryforwards, Inversiones Mineras del Inca, S.A. will be subject to income tax at the rate of 15 percent. Repatriated profits are generally taxed at an effective rate of 20 percent. Inversiones Mineras del Inca, S.A. pays Chilean Value Added Tax on all purchases and imports and subsequently claims a refund of Value Added Tax with respect to its exports.

AUSTRALIA

        Pajingo Gold Mine Pty. Ltd. is subject to tax on income derived from Pajingo Gold Mine Pty. Ltd.'s mining operations. However, no taxes are expected to be paid because of rules under which taxes have been phased in for gold mining. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Australian dividends paid by Pajingo Gold Mine Pty. Ltd. to a U.S. subsidiary of BMG are currently subject to a 15 percent Australian withholding tax.

        Red Dome Pty. Ltd. and Niugini Mining (Australia) Pty. Ltd., wholly-owned Australian subsidiaries of Niugini Mining, are subject to tax at the corporate rate of 39 percent on their mining, hedging and investment income. However, such income is expected to be offset by certain deductions available to Red Dome Pty. Ltd.

        The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000.

PAPUA NEW GUINEA

        Niugini Mining is subject to corporate tax in PNG. Assessable income, after utilization of existing tax loss carryforwards, will be subject to a 35 percent income tax because Niugini Mining is a PNG resident corporation. The dividend withholding tax rate is currently 17 percent. Niugini Mining did not pay any dividends in 1993.

INSURANCE

        The Company carries insurance against property damage risks and comprehensive general liability insurance. The Company is also insured against losses from dishonesty, including limited losses from the theft of gold, as well as losses of other goods in transit. From time to time, the Company reviews and modifies its insurance coverages and may obtain additional policies, cancel existing policies or self-insure as it deems appropriate.

        The Company is not insured against most environmental risks. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration or production) has not been generally available to the Company or to other companies within the industry. Insurance coverage against certain environmental risks has recently become available. The Company is currently evaluating the cost and coverage of the insurance recently made available to determine if it would be appropriate to obtain such insurance. Without such insurance, if the Company becomes subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fund fully the cost of remedying an environmental problem, the Company might be required to enter into interim compliance measures pending completion of the required remedy.

EMPLOYEES

The number of full-time employees at December 31, 1993 of the Company was:
BMG

Battle Mountain complex*                                                                                   123
San Luis mine                                                                                              105
Pajingo mine                                                                                                35
Crown Jewel project                                                                                          9
U.S. corporate and exploration staff                                                                        72
Australian corporate and exploration staff                                                                  17
Bolivian corporate and exploration staff                                                                     4

Inti Raymi
Inti Raymi corporate, operations and exploration staff*                                                    442
SERMAT corporate and mining staff*                                                                         213

Niugini Mining
San Cristobal mine*                                                                                        225
Red Dome mine*                                                                                              96
Niugini Mining corporate and exploration staff                                                              27
                                                                                                        ------
Total                                                                                                    1,368

* Represent operations where some of the employees are represented by a labor union.

COMPETITION

        The Company competes with other mining companies in connection with the acquisition of precious metal mining interests and in the recruitment and retention of qualified employees. There is significant and increasing competition for the limited number of gold acquisition opportunities in the United States, Australia and other countries. As a result of this competition, the Company may be unable to acquire attractive gold mining properties on terms it considers acceptable. In the pursuit of such acquisition opportunities, the Company competes with many United States and international companies that have substantially greater financial resources than the Company.

        In terms of asset size or reserves, the Company is not currently a major producer in the world markets for gold as compared with other producers. There is a world market for gold, silver and copper. The Company believes that no single company has sufficient market power to affect the price or supply of gold, silver and copper in the world market. See "-- Gold Price Volatility."

EXPLANATORY NOTE REGARDING EXCHANGE RATES

        In this report, references to "dollar," "US$" and "$" are to United States dollars; references to "A$" are to Australian dollars.

        On March 8, 1994, the New York foreign exchange selling rate in U.S. dollars applied to trading among banks in amounts of $1 million or more, as quoted at 3:00 p.m. Eastern time by Bankers Trust Company, was A$1.00 equals US$.7163.

GLOSSARY OF MINING TERMS

        CARBON-IN-LEACH--milling process for the recovery of gold from slurried ore in a dilute sodium cyanide solution, whereby the gold is dissolved and adsorbed onto coarse carbon particles and then stripped from the carbon by a screening process.

        CARBON-IN-PULP--milling process for the recovery of precious metals by adsorption onto activated carbon. The precious metals are recovered from the enriched carbon by elution and electrolysis.

        CONTAINED OUNCES--ounces before allowance for mining, dilution and metallurgical recovery.

        CUTOFF GRADE--the lowest grade of mineralized rock that qualifies as ore grade in a given deposit, or the grade below which the mineralized rock currently cannot be economically mined. Cutoff grades vary between deposits depending upon the amenability of ore to gold extraction, costs of production and assumed gold prices.

        DORe--an unrefined alloy of gold, silver and other impurities normally in the form of bars or buttons.

        EQUIVALENT OUNCE OF GOLD--a comparable unit obtained by applying a silver-to-gold or a copper-to-gold price ratio to the total market value of silver and copper, respectively, produced during a given period, based on the Company's average realized prices for each metal during that period.

        LEACH--to dissolve minerals or metals out of ore with chemicals. Heap leaching gold involves the percolation of a cyanide solution either through crushed or run-of-mine ore heaped on an impervious pad or base.

        MINING CLAIM--that portion of public mineral lands which a party has staked or marked out in accordance with federal, provincial or state mining laws to acquire the right to explore for and exploit the minerals under the surface.

        NET SMELTER RETURN--actual gold and silver sales after customary deductions for the cost of refining, freight and insurance.

        ORE--material that can be economically mined and processed.

        ORE BODY--a deposit of economically recoverable minerals, the extent and grade of which has been defined through exploration and development work.

        ORE RESERVE--that part of a mineral deposit which at the time of the reserve determination could be economically and legally extracted or produced.

        OUNCE OR OZ--a troy ounce.

        PATENTED MINING CLAIM--a mining claim with respect to which the U.S. federal government has granted fee title after fulfillment of the government's qualifying requirements.

        PROBABLE ORE RESERVES--reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

        PROVEN ORE RESERVES--reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

        RECLAMATION--the process of restoring mined land to a condition approximating to a greater or lesser degree its original state. Reclamation standards vary widely from jurisdiction to jurisdiction but usually address ground and surface water, topsoil, final slope gradients, waste handling and revegetation issues.

        STRIPPING RATIO--the ratio of the number of tons of waste to the number of tons of ore which will be extracted during the excavation of an open pit mine.

        SULFIDE--a mineral compound characterized by the presence of sulfur.

        TAILINGS--material rejected from a mill after the recoverable valuable minerals have been extracted.

        TAILINGS FACILITY--natural or man-made area suitable for depositing ground waste material resulting from the milling of ore.

        TON--a short ton of 2,000 pounds, dry weight basis.

        UNPATENTED MINING CLAIM--those claims, either lode or placer, for which no patent has been issued. The claim owner has rights to exclusive possession in the area claimed. Such property rights are subject to the paramount title of granting jurisdiction until a patent is obtained.

ITEM 3.  LEGAL PROCEEDINGS

        There are no material pending legal proceedings required to be reported in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 1993 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Listed below are the names and ages as of March 1, 1994, of each of the present executive officers of the Company together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected. Messrs. Mazur, Quinn and Reisbick have been employed with the Company since July 1985.

        KARL E. ELERS (55)                     -    Chairman of the Board and Chief Executive Officer and Director

        KENNETH R. WERNEBURG (52)              -    President and Chief Operating Officer and Director

        ANDRE J. DOUCHANE (43)                 -    Vice President

        JOSEPH L. MAZUR (55)                   -    Vice President - Administration and Communications

        R. DENNIS O'CONNELL (47)               -    Vice President - Finance and Chief Financial Officer

        ROBERT J. QUINN (38)                   -    Vice President, General Counsel and Secretary

        FRED B. REISBICK (56)                  -    Vice President - Exploration

        KARL E. ELERS previously served as President and Chief Operating Officer of the Company from April 1988 until April 1990. Mr. Elers also serves as a member of the Executive Committee and of the Environmental Affairs and Ethics Committee of the Company's Board of Directors.

        KENNETH R. WERNEBURG was Executive Vice President of the Company from November 1989 until April 1990. Prior to joining the Company, Mr. Werneburg served as Chairman and Chief Executive Officer of Hill Refrigeration Corporation (commercial refrigeration equipment) since April 1989. From 1985 through 1988, Mr. Werneburg served as Executive Vice President of St. Joe Minerals Corporation (international mining and manufacturing). Mr. Werneburg also serves as a member of the Executive Committee of the Company's Board of Directors.

        ANDRE J. DOUCHANE was Manager of North American Operations from July 1991 until April 1992. Prior to joining the Company in July 1991, Mr. Douchane was employed by Round Mountain Gold Corp. as Vice President and General Manager.

        R. DENNIS O'CONNELL was Vice President of the Company from May 1992 until July 1992 when he was named Vice President - Finance and Chief Financial Officer. Prior to joining the Company, Mr. O'Connell served as Assistant Controller, Worldwide Exploration and Production for Marathon Oil Company since January 1991. From July 1988 through January 1991, Mr. O'Connell served as Manager, Finance and Administration, Worldwide Production for Marathon Oil Company. From January 1987 through July 1988, Mr. O'Connell served as Director, Finance and Administration of Marathon Oil U.K., Ltd.

        ROBERT J. QUINN previously served as Secretary and Corporate Counsel of the Company until 1989.

        FRED B. REISBICK previously served as General Manager, North America Exploration until November 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

                 The Company's common stock, par value $0.10 per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE"), the Toronto Stock Exchange, the Australian Stock Exchange Limited, the Swiss Stock Exchanges and the Frankfurt Stock Exchange. The ticker symbol for the Common Stock on the exchanges is "BMG."

                 The following table sets forth for the periods indicated the high and low sales prices for the Common stock as reported on the NYSE Composite Tape.

 1993                                                           High                   Low
                                                                ----                   ---
     First Quarter . . . . . . . . . . . . . . . . . .         7 1/4                 4 7/8

     Second Quarter  . . . . . . . . . . . . . . . . .        10 1/8                 6 1/4

     Third Quarter . . . . . . . . . . . . . . . . . .            11                 7 1/4

     Fourth Quarter  . . . . . . . . . . . . . . . . .        10 5/8                 8 1/8

 1992
     First Quarter . . . . . . . . . . . . . . . . . .         8 5/8                     7

     Second Quarter  . . . . . . . . . . . . . . . . .         7 1/2                 5 3/4

     Third Quarter . . . . . . . . . . . . . . . . . .         7 1/2                     6

     Fourth Quarter  . . . . . . . . . . . . . . . . .         6 1/2                 4 1/2

                 As of March 7, 1994, the Company had 22,559 record holders of Common Stock.

                 Cash dividends of $0.025 per share were paid in each quarter of fiscal 1992. Cash dividends of $0.025 per share were paid in each half of fiscal 1993 pursuant to the Company's October 1992 announcement of its intention to reduce cash dividends. A determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. The Company's ability to pay dividends is subject to certain restrictions contained in the Company's committed revolving credit facility. These restrictions are not expected to affect the payment of dividends. For a further discussion of the credit facility and of restrictions on Inti Raymi to pay dividends to BMG, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 11 of Notes to Consolidated Financial Statements under Item 8 herein. The Company intends to retain most of its earnings to support current operations, to fund exploration and development projects and to provide funds for acquiring gold properties.

ITEM 6.  SELECTED FINANCIAL DATA

                 The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in
Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                                            Year Ended December 31,
                                                            ----------------------------------------------------------
                                                            1993          1992         1991         1990         1989
                                                            ----          ----         ----         ----         ----
                                                               (expressed in thousands, except per share amounts)
 Income Statement Data:
 Gross revenue                                          $ 207,251    $  192,190   $  176,464    $ 144,504    $  132,333
   Less:  freight, allowances & royalties                  13,836        10,387        6,222        1,745         1,693
                                                          -------      --------     --------     --------      --------
 Net sales                                                193,415       181,803      170,242      142,759       130,640
 Mining, milling and other direct costs                   128,487       117,350       89,375       59,921        49,474
 Depreciation, depletion and amortization                  41,389        38,644       28,149       16,979        12,308
 General and administrative and other expenses(1)          19,799        21,372       26,153       23,797        18,529
 Exploration and evaluation                                 9,474        17,132       27,390       36,686        18,294
 Asset write-downs(2)                                           -        32,600        5,573            -             -
                                                          -------      --------     --------    ----------   ----------
 Operating income (loss)                                $  (5,734)   $  (45,295)  $   (6,398)   $   5,376    $   32,035
 Income (loss) before cumulative effects
    of accounting changes                               $  (4,405)   $  (34,941)  $   (1,174)   $  16,043    $   26,418
 Cumulative effects of accounting
    changes (net of taxes)(3):
    Method of accounting for exploration                        -             -            -      (33,754)            -
    Postretirement benefits other than pensions                 -        (5,342)           -            -             -
    Income taxes                                                -         3,880            -            -             -
                                                          --------     --------    ----------   ----------   ----------

 Net income (loss)                                      $  (4,405)   $  (36,403)  $   (1,174)   $ (17,711)   $   26,418
 Preferred dividends                                        3,738             -            -            -             -
                                                          --------     ---------    ----------   ---------    ----------
 Net income (loss) to common shares                     $  (8,143)   $  (36,403)  $   (1,174)   $ (17,711)   $   26,418
 Earnings (loss) per share before accounting changes    $    (.10)   $     (.44)  $     (.02)   $     .21    $      .40
 Cumulative effects of accounting changes
    (net of taxes)(3):
    Method of accounting for exploration                        -             -            -         (.45)            -
    Postretirement benefits other than pensions                 -          (.07)           -            -             -
    Income taxes                                                -           .05            -            -             -
 Earnings (loss) per share                              $    (.10)   $     (.46)  $     (.02)   $    (.24)   $      .40
 Cash dividends per common share                        $     .05    $      .10   $      .10    $     .10    $      .10

                                                                                As of December 31,
                                                           -------------------------------------------------------------
                                                             1993         1992         1991         1990         1989
                                                             ----         ----         ----         ----         ----
                                                                              (expressed in thousands)
 Balance Sheet Data:
 Cash and cash equivalents                              $ 115,338    $   45,377   $   28,720    $  92,820    $   39,482
 Working capital                                        $ 140,348    $   35,990   $   26,070    $  91,636    $   46,467
 Total assets                                           $ 668,152    $  577,484   $  524,520    $ 449,187    $  350,665
 Long-term debt, less current maturities                $ 179,053    $  198,593   $  125,403    $ 111,391    $   50,000
 Shareholders' equity                                   $ 369,560    $  269,779   $  314,562    $ 255,490    $  203,948

- --------------------------------------------------------

(1) Consists of selling, general and administrative expenses and taxes, other than income.
(2) In 1992, the Company (i) wrote down $17.6 million, net of a $9.1 million income tax benefit, of BMG's investment in the San Luis mine and (ii) wrote off $4 million, net of a $2 million income tax benefit, of BMG's investment in the previously closed Canyon Placer facility, which was abandoned because of a persistently weak gold market. In 1991, the Company wrote down $4.5 million, net of a $1.1 million tax benefit, of BMG's carrying value in its investment in the San Juan Project in California. In March 1992, BMG sold its interest in the San Juan Project.
(3) For 1992, includes the Company's adoption of SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (see Notes 6 and 7 to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                 During 1993, the Company completed the transition of its primary production stream from the Fortitude mine in Nevada to the 85 percent owned Kori Kollo mine in Bolivia. As expected, there was little change in the Company's total gold production during this transition period. However, increased costs related to the transition to a lower grade ore body at the Fortitude mine and lower than anticipated production levels from the heap leach operations at the Battle Mountain complex and the San Cristobal mine resulted in an increase in total operating costs per equivalent ounce of gold for 1993. The Company reported a net loss of $4.4 million for 1993.

                 In 1992, the Company increased its gold production as it realized the first full year of production from three new mines: the San Luis mine in Colorado, the San Cristobal mine in Chile and the Red Dome mine in Australia. For 1992, the Company reported a net loss of $36.4 million as a result of weak gold prices, impairment in value of the Company's San Luis mine and the Canyon Placer facility and higher operating costs associated with its newer, low-grade mines. In particular, the San Luis mine experienced an extended period of start-up difficulties. This compares with a net loss of $1.2 million for 1991, which included the impairment in value of the Company's San Juan project. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employer's Accounting for Postretirement Benefits other than Pensions." (See Notes 6 and 7 to the Consolidated Financial Statements.)

                 Revenues

                 Gross revenue of $207.3 million in 1993 represented an increase of 8 percent from gross revenue of $192.2 million in 1992. This increase, resulting from increased sales volumes and improved gold prices in 1993, followed a 9 percent gross revenue increase realized in 1992, which reflected the growth in volumes of gold production and sales that the Company achieved through the acquisition and development of new mines. Gold sales volumes increased 3 percent in 1993 to a total of 503,000 ounces (of which 417,000 ounces were attributable to BMG) following an increase of 8 percent in 1992. Also contributing to improved revenues in 1993 was an increase in average realized gold prices (to $366 per ounce in 1993 from $359 per ounce in 1992). During 1992, lower average realized gold prices partially offset volume gains. In the upcoming years, the Company expects development and evaluation projects at the Battle Mountain complex and the Crown Jewel site to be permitted, and the Kori Kollo mine to be expanded. Because of these factors, the Company expects continued production growth through the mid-1990's.

                 Selling and Operating Costs

                 Freight, allowances and royalties increased to $13.8 million ($24 per equivalent ounce of gold sold) in 1993 from $10.4 million ($19 per equivalent ounce of gold sold) in 1992 and $6.2 million ($13 per equivalent ounce of gold sold) in 1991. The increase in 1993 resulted from higher costs associated with new smelting and refining agreements for Red

Dome mine concentrates and increased sales from the Kori Kollo mine. The 1992 increase was primarily attributable to the first full year of production of Red Dome mine concentrates which had characteristics requiring significant additional freight, smelting and refining costs for conversion to salable products.

                 Higher costs primarily associated with the production transition from the Fortitude mine to the Kori Kollo mine and higher sales volumes contributed to higher aggregate mining, milling and other costs in 1993. Increases in production and sales volumes resulted in higher costs in 1992 as compared with 1991. These costs increased to $128.5 million ($227 per equivalent ounce of gold sold) in 1993 from $117.4 million ($219 per equivalent ounce of gold sold) in 1992 and $89.4 million ($191 per equivalent ounce of gold sold) in 1991.

                 Depreciation, depletion and amortization expense increased to $41.4 million ($73 per equivalent ounce of gold sold) in 1993 from $38.6 million ($72 per equivalent ounce of gold sold) in 1992, and $28.1 million ($60 per equivalent ounce of gold sold) in 1991, as a result of the higher capital costs associated with the Company's newer operations and increases in sales volumes. Increased production and sales volumes, and the higher acquisition costs of new reserves, will cause depreciation, depletion and amortization to increase in the future. Selling and operating costs per equivalent ounce of gold sold are based on actual sales and include inventoried costs; therefore, these costs are not directly comparable to production costs per equivalent ounce of gold.

                 Exploration Costs

                 Exploration and evaluation expenses were reduced to $9.5 million in 1993 from $17.1 million in 1992 and from $27.4 million in 1991 as a result of the Company's decision to focus its exploration efforts on fewer, higher potential targets. Exploration and evaluation expenses are expected to increase to about $14 million in 1994 as the Company expands its international exploration program and intensifies its efforts to evaluate targets already in hand. (See "-- Liquidity and Capital Resources -- Exploration and Capital Expenditures.")

                 Write-downs

The volatility of gold prices requires that the Company, in assessing the impact of prices on recoverability, exercise judgement as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis to assess the impact of significant changes in market conditions and other factors.

                 During 1992, the Company recognized charges totalling approximately $23.3 million, net of $11.1 million in income tax benefits for the impairment in value of certain of the Company's assets. The charges included: (1) a write-down of $17.6 million, net of a $9.1 million income tax benefit, of BMG's investment in the San Luis mine in Colorado that reduced the carrying value of the investment to a level which BMG believed would be recoverable under then existing and expected future market conditions (lower gold prices, compared with those at the time of project conception, and greater than anticipated capital expenditures resulting from a difficult start-up period led to the write-down), (2) a write-off of $4 million, net of a $2 million income tax benefit, of BMG's investment in the previously closed Canyon Placer facility, which was abandoned because of a persistently weak gold market, and (3) an impairment of $1.7 million, included as Other income (expense), net, to adjust to current market the carrying value of certain marketable equity security investments. These charges compare with a 1991 charge of $4.5 million (net of a $1.1 million tax benefit) to adjust the carrying value of the Company's investment in the San Juan project in California to the purchase price set forth in the Company's agreement to sell the project to another gold mining company. No similar write-downs were recorded in 1993. Additional asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions, although no write-downs are currently anticipated.

                 General and Administrative Costs

                 As a result of cost reduction efforts initiated in 1992, the Company's general and administrative expenses have decreased to $17.5 million in 1993 from $17.9 million in 1992 and from $21.1 million in 1991. Included in these expenses are $6.7 million, $6.3 million and $8.2 million, respectively, attributable to the general and administrative costs incurred by the Company's majority-owned subsidiaries. Absent material changes in the Company's manner of operation, general and administrative expenses are not expected to significantly change in the foreseeable future.

                 Other

                 Interest income increased to $4.6 million in 1993 from $1.8 million in 1992. This increase resulted from greater levels of cash available arising primarily from the proceeds of the Company's 1993 convertible preferred stock offering (see "-- Liquidity and Capital Resources -- Financing"). The 1992 amount represents a decrease from $4.4 million in 1991 which can be attributed to lower interest rates and lower levels of cash available for investment. Future declines in interest income are expected for the near term because of lower levels of cash available as a result of continuing major capital investments and debt service requirements.

                 Gross interest expense, including amounts capitalized, amounted to $15.1 million in 1993, $10.3 million in 1992 and $8.3 million in 1991. Interest expense with respect to borrowings attributable to any given project in the pre-production stage is capitalized until such time as that project begins commercial production. Interest expense charged against income increased in 1993 because interest expense related to the Kori Kollo sulfide project financing has not been capitalized since commencement of commercial operations in February 1993 and since project financing was outstanding for the entire year. Prior to 1993, the majority of interest expense was capitalized and was related primarily to the $100 million of 6 percent convertible subordinated debentures and to amounts outstanding under a committed $150 million revolving credit facility. Should additional borrowings be required to fund acquisitions and mine development, interest expense would be expected to increase accordingly.

                 Other net income of $5.7 million in 1993 represents an improvement from other net expense of $1.2 million in 1992 and $1.2 million in 1991. The 1993 income resulted from gains of $3.7 million from the sale of an ore deposit at BMG's Plutonic Bore

Exploration project in Western Australia and $2 million from the sale of certain long-term investments held by Niugini Mining.

                 Exclusive of the taxes provided on cumulative effects of accounting changes for the periods presented, income tax provisions resulted in a $4.1 million benefit in 1993, and a $12.2 million benefit in 1992 compared with income tax expense of $1 million in 1991. The changes in the tax provisions are primarily attributable to changes relative to the level of income or losses before taxes. It is anticipated that the Australian income tax, which had no material impact on the Company's income in 1993 or previous years, will not materially affect the Company's future results of operations. Earnings from the Company's wholly- owned Australian subsidiary are subject to a 15 percent Australian withholding tax and U.S. Federal income tax to the extent such earnings are paid as a dividend to the parent company.

                 The results of operations for BMG's majority-owned subsidiaries Inti Raymi and Niugini Mining are consolidated with the Company's results. Minority interest of $(4.7) million in 1993, $(1.2) million in 1992 and $5.4 million in 1991 represents the minority shareholders' share of combined net (income) loss for these subsidiaries during the respective periods.

                 For 1992, the Company's Consolidated Statement of Income reflects an accrued charge of $5.3 million (net of $1.4 million in income tax benefits) and a credit of $3.9 million, representing the cumulative prior periods' effects of the adoption of SFAS No. 106 and SFAS No. 109, respectively.

Recently Issued Accounting Standards

                 See Notes 4, "Marketable Securities" and 7, "Benefits Plans," of Notes to Consolidated Financial Statements for a discussion of the impact that recently issued accounting standards will have on the Company's consolidated financial statements when adopted.

Liquidity and Capital Resources

                 As of December 31, 1993, the Company had net working capital of $140.3 million and a current ratio of 4.5 to 1 as compared with net working capital of $36 million and a current ratio of 1.7 to 1 at December 31, 1992. The increase in working capital resulted primarily from $111 million in net proceeds received from a convertible preferred stock offering, less subsequent debt repayment of $59.9 million. An increase in accounts receivable of $21.1 million was attributable primarily to accruals for certain tax refunds, especially in Bolivia, and the timing of shipments to customers. Product inventory decreased by $10.1 million, reflecting the timing of customer shipments. An $11.2 million increase in materials and supplies inventories reflected the start-up of the Kori Kollo sulfide mine. For 1993, cash from operations totaled $30.1 million, and borrowings aggregated $36.9 million. Uses of cash included $50.4 million for capital expenditures, excluding capitalized interest, $7.6 million for investment in the Crown Jewel project, $6.6 million of direct expenditures for project exploration and evaluation, annual interest payments, which were capitalized, of $6 million on the $100 million principal amount of convertible subordinated debentures due

2005 and dividends on common and preferred stock of $4 million and $3.7 million, respectively.

                 Financing

                 On May 20, 1993, BMG completed an offering of 2.3 million shares of its convertible preferred stock valued at $115 million. The net proceeds of the offering were approximately $111 million. The preferred stock carries a $50 per share liquidation preference and, subject to Board vote, provides for annual cumulative dividends of $3.25 per share, which are payable in quarterly installments. Each share of the stock is convertible at any time at the option of the holder into 4.762 shares of BMG's common stock. It is also redeemable at the option of BMG solely for shares of BMG's common stock beginning May 15, 1996.
                 BMG has used a portion of the proceeds of this offering to repay all amounts outstanding under its revolving credit facilities. The remainder is being used for working capital and for general corporate purposes, which include capital expenditures and may include potential future acquisitions relating to the businesses in which the Company currently engages.

                 As of February 9, 1994, BMG has effective a registration statement under the Securities Act of 1933 for what is commonly referred to as a "universal shelf" filing covering up to $200 million of its debt securities, preferred stock, depositary shares, common shares and warrants, which BMG may elect to offer from time to time and in any combination.

                 BMG can borrow funds under a committed revolving credit agreement, which is scheduled to expire on December 31, 1996. Scheduled $9.4 million quarterly reductions in commitments under the agreement began on March 31, 1993, and will continue until the agreement expires. As of December 31, 1993, the remaining availability under this agreement was $112.5 million. This agreement contains certain financial covenants as well as restrictions on additional dispositions of major assets and the payment of dividends. These restrictions are not expected to affect planned operations. BMG may borrow an additional $15 million through a separate uncommitted revolving credit facility. As of February 17, 1994, no borrowings were outstanding under either of these facilities.

                 BMG's majority owned Bolivian subsidiary, Inti Raymi, has borrowed funds from three international agencies, the Overseas Private Investment Corporation ("OPIC") ($40 million), the International Finance Corporation ("IFC") ($40 million) and the Corporacion Andina de Fomento ("CAF") ($15 million) under three separate but coordinated financing facilities. These facilities provided most of the funding necessary for the development of the Kori Kollo mine. Each of these facilities imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders, and limits additional fixed asset purchases or dispositions, debt and liens. As of February 17, 1994, Inti Raymi owed an aggregate of $92.4 million under these facilities. This amount includes $3.8 million previously owed by Inti Raymi to OPIC. The IFC facility includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time, at IFC's option, into a 3.98 percent ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices. Having met certain prerequisite physical and financial completion tests set forth in the facility agreements, Inti Raymi has applied for project completion by submitting certain certifications to the lenders. Under the terms of the facilities, BMG has agreed to provide financial support to Inti Raymi to the extent necessary for Inti Raymi to meet its financial obligations until the lenders approve the application for project completion, which is expected to occur during the first half of 1994.

                 Of the Company's $140.3 million net working capital at December 31, 1993, $48.4 million was attributable to Niugini Mining and $24.6 million to Inti Raymi. Inti Raymi is currently restricted in its ability to pay dividends or otherwise advance funds to BMG under the terms of Inti Raymi's project financing agreements, as described above. Upon project completion, as defined in the facility agreements, Inti Raymi may pay dividends and debt repayments subject to compliance with loan covenants. BMG does expect to receive dividends from Inti Raymi in 1994. In addition, the Company does not expect Niugini Mining to pay dividends currently because of Niugini Mining's other business commitments and plans for its working capital (see "Development Projects".)

                 In December 1993, Niugini Mining issued 5.8 million of its common shares at A$5 per share in a public offering which provided net proceeds of approximately $19.1 million U.S. equivalent. These proceeds are to be used to partially fund the acquisition of an additional 16 percent ownership interest in the Lihir project in Papua New Guinea ("PNG"). See discussion under "Development Projects - Lihir Project" further herein. As a result of this stock offering, BMG's ownership interest in Niugini Mining decreased from
56.5 percent to 52.6 percent. In December 1993, the Company recorded a $2.1 million adjustment to reduce the carrying value of its investment in Niugini Mining to reflect the reduction in ownership interest. This adjustment was charged to shareholders' equity and not charged against net income because the Company believed the carrying value of the investment to be fully recoverable. After giving effect to potential dilution for the exercise of outstanding Niugini Mining stock options, BMG retains a majority ownership position.

                 Development Projects

                 At present, the Company has interests in five projects which have matured beyond advanced stages of evaluation.

                 Lihir Project - BMG holds an interest in the Lihir project through its 52.6 percent ownership of Niugini Mining. In March 1992, the PNG government extended, until March 1994, the Prospecting Authority for the Lihir project in which Niugini Mining currently holds a 20 percent interest and a subsidiary of RTZ Corporation, plc ("RTZ") holds an 80 percent interest. RTZ is the manager of the Lihir project. Also, in March 1992, the Lihir joint venture submitted a Proposal for Development of the Lihir project for government approval.

                 On August 9, 1993, the Company announced that Niugini Mining had reached an agreement with RTZ to acquire an additional 16 percent of the Lihir Joint Venture for $3 million cash per percentage point, or $48 million. This agreement anticipates that the PNG government will acquire a 30 percent contributing interest in the project and that following the acquisition by the government and consummation of Niugini Mining's purchase of the additional interest from RTZ, Niugini Mining would have a 30 percent interest in the project and RTZ would retain a 40 percent interest. The transaction is contingent on, among other things, PNG government approval of the transaction, the purchase by the PNG government of a 30 percent interest and the granting of a Special Mining Lease by the PNG government. It is anticipated that Niugini Mining would finance the acquisition by a combination of working capital, debt and proceeds from the 1993 issuance of common stock. No funding would be required by BMG.

                 On September 25, 1993, an agreement in principle was reached between the joint venture partners and the PNG government for the government to acquire a 30 percent interest in the project and for the parties to pool their respective Lihir joint venture interests into a newly formed, single purpose company tentatively named Lihir Gold Limited ("LGL"). The new company would therefore be initially owned 30 percent by Niugini Mining, 40 percent by RTZ and 30 percent by the PNG government. Related to this proposed restructuring, the carried interest arrangement between Niugini Mining and RTZ would be terminated with no further rights or obligations continuing to either party. LGL would enter into a management contract with RTZ whereby RTZ would manage the administration, financing, construction and subsequent operation of the project. The project is expected to be funded through the offering of an estimated 25 to 40 percent of the equity of LGL common stock to the public. Niugini Mining's interest in LGL would thereby be expected to be reduced to between 18 percent and 22.5 percent. On this basis, BMG's attributable interest in the Lihir project would be between 9 and 11 percent. Any additional funding required for the project is expected to be provided in the form of debt financing by LGL.

                 The capital costs for Lihir project development are presently estimated by the manager of the project at $625 million. These capital costs are based on the planned use of mining contractors for the first five years of operations. Over the first 15 years of operations, the manager's estimate of total cash operating costs is $209 per ounce and, over the expected 37 year life of the mine, is $228 per ounce. The estimate of minable sulfide reserves has been revised from 89.3 million metric tons, or 13.7 million contained gold ounces, to 104 million metric tons, or 14.6 million contained gold ounces, with the average grade changing from 4.77 to 4.37 grams of gold per metric ton.

                 The PNG government is expected to issue the Special Mining Lease for the project after landowner negotiations are completed and all necessary statutory approvals are obtained. As soon as practical after the Special Mining Lease is granted, preliminary development work would commence. This preliminary work is expected to be funded by the joint venture partners until LGL is formed and financing is arranged, after which LGL would be responsible. It is anticipated that Niugini Mining will fund its share of the preliminary development costs from its working capital.

                 As of December 31, 1993, the carrying value of the Company's investment in the Lihir project was approximately $135 million. If the Lihir project does not proceed as contemplated, the Company may be required to write down part or all of its investment in the Lihir project.

                 Red Dome Expansion - Niugini Mining is proceeding with the expansion of the existing Red Dome pit. It is estimated that the total cost of the expansion will be approximately $24.5 million, of which $17.3 million had been spent through December 31, 1993. The proposed expansion, to be completed by mid-1994, is expected to extend the life of the mine through 1996 and increase the reserves at Red Dome by approximately 227,000 contained ounces of gold and 28 million pounds of copper. The new reserves are based on an additional 2.7 million tons of ore at an average grade of .09 ounce of gold per ton and containing .52 percent copper with a cutoff grade of .05 ounce of gold per ton. Niugini Mining received all requisite permits and commenced the pit expansion in mid-1993.

                 Crown Jewel Project - BMG is continuing to seek permits for the Crown Jewel project in Washington state. BMG expects to construct a 3,000 ton per day milling facility with start-up possible in fall of 1996, depending on the length of the permitting process, the effect of possible legal challenges by project opponents and the potential impact of proposed legislation to amend or replace state and federal laws and regulations affecting mining projects. The delays in obtaining permits for the Crown Jewel project relate primarily to delays in regulatory approvals for certain site data collection activities and the time taken for agency development of certain wildlife studies.

                 To acquire a 51 percent ownership interest in the project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. Under the terms of the joint venture agreement, the minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, including acquisition costs, are currently estimated to be approximately $95.3 million, of which $33.1 million ($24.6 million of which has been capitalized) has been incurred through December 31, 1993. Management expects that BMG should be able to more than recover its total investment in the project from its 51 percent interest in the project's operating cash flows based on current market conditions and current expectations of the timing of obtaining permitting. To maintain BMG's right to earn a 51 percent interest in the project, BMG could be required to make payments to the co-venturer in amounts of $1 million per quarter for the period commencing with the third quarter of 1993 through commencement of commercial production. BMG believes that it is entitled under "force majeure" provisions of the joint venture agreement to suspend application of these quarterly payment requirements because of delays in the permitting process. The Company's financial position as of December 31, 1993, does not reflect a liability for any such payments. An arbitration proceeding has been initiated between BMG and the co- venturer and the $1 million payments are being deposited in an escrow account pending resolution of the dispute.

                 Reona Project - BMG has announced a decision to develop the Reona project, including construction of a heap leach facility, in the Copper Canyon area of the Battle Mountain complex. The cost of developing the project is estimated to be approximately $13.8 million, of which $2.1 million has been spent through December 31, 1993. The project contains reserves of approximately 13.5 million tons of ore at an average ore grade of .028 ounce of gold per ton, equivalent to approximately 370,000 contained ounces of gold.
The project also contains approximately 2.3 million contained ounces of silver. The cutoff grade used in determining reserves was .013 ounce of gold per ton with an estimated gold recovery factor of approximately 66 percent. On January 12, 1994, the local Bureau of Land Management ("BLM") issued a Finding of No Significant Impact (based on an Environmental Assessment ("EA")) and a Record of Decision approving BMG's Plan of Operations ("POO") for the project. The Company has commenced development activities pursuant to the approved POO. The local BLM decision is subject to appeal by certain third parties through February 1994 and is subject to reversal by the Secretary of the Interior and the Director of the BLM. Third party comments on the draft EA have requested that an Environmental Impact Statement be prepared for the Reona project. The project could be in production in 1994 assuming the POO approval is not appealed or reversed. The project could also be impacted by proposed federal legislation to amend or replace the General Mining Law. (See "Government Regulation".)

            Cindy Project - In Queensland, Australia, BMG is proceeding with the $3.4 million development of the Cindy ore deposit, containing approximately 42,500 ounces of gold, adjacent to BMG's Pajingo mine. Ore from the Cindy deposit is to be processed at the existing Pajingo milling facility beginning in September 1994 and is expected to extend the productive life of the Pajingo district to October of 1995.

            New Reserve Potential

            BMG is currently evaluating the feasibility of mining and milling deposits of low grade sulfide mineralization known as the Phoenix milling project (formerly called the Fortitude Extension) located in the Copper Canyon area of the Battle Mountain complex. Feasibility evaluation of this mineralization is expected to be completed in 1994.

            Niugini Mining has recently announced the discovery of significant mineralization at its Mungana project in the Red Dome area. Prefeasibility studies are underway there to determine the existence of sufficient ore to warrant proceeding with feasibility and permitting activities.

            An additional 220,000 contained ounces of gold reserves have been recently defined at Niugini Mining's San Cristobal mine. Niugini Mining will be conducting an intensive drilling program in the area of the San Cristobal mine during 1994 to evaluate an associated gold resource.

            Government Regulation

            All of the Company's mining and processing operations are subject to reclamation requirements. The Company believes it is making sufficient accruals for known reclamation obligations. Such accruals, amounting to an aggregate of $9.5 million at December 31, 1993, are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain complex, assuming the Reona project is developed as currently permitted and the Phoenix project proceeds, aggregate reclamation expenditures required to be spent in the area are expected to amount to approximately $7.7 million, of which $4.7 million remained accrued at December 31, 1993. Estimated reclamation obligations and related amounts accrued as of December 31, 1993, respectively, for each of the Company's other operating mines are as follows: San Luis $3.3 million and $1.0 million, Pajingo $2.6 million and $.8 million, Kori Kollo $10.0 million and $.4 million, Red Dome $4.2 million and $2.6 million. Reclamation expenditures for the Company's San Cristobal mine are not expected to be material.

            BMG has been issued a water pollution control permit for the Battle Mountain complex project facilities from the Nevada Division of Environmental Protection. The permit provides the framework for the development of a "final closure plan". BMG has applied for reclamation and stormwater runoff permits covering the Battle Mountain complex area. Activity expected to be performed as part of the development and operation of the Reona and Pheonix projects would eliminate certain possible reclamation costs. If one or both of these projects does not proceed, reclamation expenditures would be expected to be up to $4 million higher than current estimates. BMG is currently conducting further site characterization studies for the Battle Mountain complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate permit requirements. Potentially adverse site characterization results or the imposition by regulatory authorities of unanticipated reclamation standards could substantially increase future reclamation requirements and expenditures. Laws and regulations applicable to these permits have been amended during the past few years, and it is difficult to ascertain the exact terms and conditions which will be required thereunder. Based on data collected to date, management does not expect that potential future adverse site characterization results will have a material adverse effect on the Company's financial condition. Reclamation obligations could also be impacted by proposed federal legislation to amend or replace the General Mining Law.

            The Company's Crown Jewel and Lihir development projects are dependent upon securing requisite permits and approvals and the impacts of legal challenges, as would be the Phoenix and Mungana projects if a development decision is made. Although the Company believes the requisite permits and approvals for its development properties can be obtained in due course, the requisite permitting efforts are complex, time consuming and subject to legal challenge. At this time, the Company does not believe that the impact of existing permitting requirements or existing environmental laws and regulations will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that future changes in laws and regulations and legal challenges to regulatory actions would not result in additional expense, capital expenditures, restrictions and delays associated with the development and operation of the Company's properties.

            Legislation has been passed by the U.S. Senate ("S.775") and the U.S. House of Representatives ("H.R.322") which would amend or replace the General Mining Law under which the Company holds claims on public lands. A compromise bill is expected to be developed by a conference committee in 1994. As written, S.775 proposes a 2 percent royalty on the value of minerals measured at the point of extraction and H.R.322 proposes an 8 percent royalty on, effectively, gross revenue. H.R.322 also proposes new environmental standards, additional reclamation requirements and extensive new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Approximately 40 percent of the Reona reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to the proposed royalties. These projects, as well as reclamation and closure activities at the Battle Mountain complex, could be subject to extensive additional permitting and environmental requirements. The Company has applied for patents covering the unpatented portion of the Crown Jewel ore body but has not yet received the "first half" of the final certificate. While the extent to which existing law might change is not yet known it is expected to be unfavorable in most respects. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the adoption of either version of the new mining law, as currently written, is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

            Exploration and Capital Expenditures

            The Company currently estimates that it will spend approximately $14 million on its 1994 exploration programs to identify potential additional mineral deposits. Of this amount, 16 percent is budgeted to be spent in North America, 28 percent in Latin America and the Caribbean, 24 percent in Australia and the South Pacific and 25 percent in various countries by Niugini Mining. Seven percent of the budgeted amount is as yet undesignated. During 1993, the Company spent approximately $9.7 million on exploration and evaluation activities.

            The Company has budgeted $56.7 million for capital expenditures for 1994 which includes $13.8 million for construction and development of the Reona project, $7.8 million for the Red Dome expansion, lesser amounts for development of the Crown Jewel, Phoenix, Cindy, Lihir and Kori Kollo expansion projects and $14.1 million for additions and replacements. Of the total 1994 budget, 35 percent is expected to be spent in North America, 28 percent in Latin America and the Caribbean, 32 percent in various countries by Niugini Mining and 5 percent in the South Pacific. The Company spent $57.1 million for capital expenditures in 1993. The Company routinely evaluates additional capital project, acquisition and merger opportunities.

            Forward Sales and Hedging

            In order to minimize exposure to decreasing prices for portions of its gold production, the Company has in the past and may in the future, from time to time, hedge future gold production by entering into contracts, such as spot deferred sales contracts, fixed forward sales contracts and put options.

            Fixed forward sales contracts require the future delivery of gold at a specified price on a specified delivery date. Spot deferred sales contracts allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium at the time of deferral, as long as certain conditions are satisfied. Although spot deferred sales contracts could limit amounts realizable during a period of rising prices, the Company may "roll forward" its spot deferred contracts to future periods in order to realize current market increases, while maintaining future downside protection. Various factors influence the decision to close a spot deferred sales contract or to roll the contract forward to a later date. Purchased put options give the Company the right, but not the obligation to sell gold at a predetermined price on a predetermined date thereby allowing full participation by the Company in favorable price movements.

            As of December 31, 1993, the following table summarized the Company's hedging transactions:

                                              Weighted
                                            Average Price    Period
                                              Per Unit       ------
                                              --------
 BMG:
    Spot deferred sales contracts
      154,000 oz gold                           $ 367        June 94 - June 95

 Niugini Mining:
    Spot deferred sales contracts
      81,400 oz gold                            $ 381        Jan 94 - Sept 95

    Fixed forward sales contracts
      180,000 oz gold                           $ 328        Jan 94 - Dec 96
      1,819,000 lbs copper                      $ .99        Jan 94


 Inti Raymi:
    Spot deferred sales contracts
      98,500 oz gold                            $ 364        Jan 94 - Sept 94

    Purchased put options
      180,000 oz gold                           $ 350        Jan 94 - Aug 94


            Gains and losses related to these hedging transactions are recognized in revenues when the related production is sold. In addition, costs associated with the purchase of certain of the hedge instruments, amounting to $.6 million for open put options and $1.5 million for Inti Raymi's open spot deferred sales contracts as of December 31, 1993, are also deferred and recognized concurrently with the revenues related to the hedged production.

            The aggregate amount by which the net market value of the Company's open fixed forward and spot deferred sales contracts is less than $390 per ounce of gold, which was the spot price as of December 31, 1993, is $19.4 million, of which $6.2 million is attributable to minority interests.

            In January 1994, the Company allowed options contracts covering 22,500 ounces of gold to expire. At the December 31 market price of $390 per ounce of gold, the Company would allow all remaining open put option contracts (covering 157,500 ounces of gold) to expire. Open spot deferred sales contracts would be evaluated to determine if it would be in the best long-term interests of the Company to either "roll the contracts forward" or deliver against them. Delivery against spot deferred sales contracts in a period in which current market prices exceed contract prices will result in recognition of revenues at prices below current market conditions.

            In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flow for specific needs.

            Foreign Operations

            The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. The Company's identifiable assets attributable to foreign mining as of December 31, 1993, were approximately $488 million and foreign mining operations represented approximately 77 percent of the total gross revenues of the Company for the year ended

December 31, 1993. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

            Dividends

            Effective with the calendar year 1993, BMG reduced its annual dividend on common stock by 50 percent, by replacing its quarterly $.025 per share dividend payment with semi-annual payments of $.025 per share. Each semi-annual payment totals approximately $2 million. BMG's dividend policy is subject to periodic review by BMG's Board of Directors.

            During the third quarter of 1993, BMG commenced quarterly dividend payments to its preferred stockholders. Each such quarterly payment totals approximately $1.8 million.

            Conclusion

            During the year ended December 31, 1993, BMG raised $111 million in net proceeds from the sale of its convertible preferred stock. The Company expects the cash currently remaining from this offering along with cash flows from operations and financing facilities currently in place, to be adequate to meet its cash needs at least through 1994. Funding may also be provided from offerings of additional securities under the Company's $200 million universal shelf registration statement, assuming any such offering could be completed under satisfactory terms.

            Proposed Incentive Plan

            Management intends to propose to the Board of Directors adoption in 1994 of a new long-term incentive executive compensation plan under which 4 million shares of common stock of BMG would be reserved for grant. The proposed plan, subject to shareholder approval, would provide for grants of the following types of executive compensation awards: stock options, stock appreciation rights, stock grants and cash.

Inflation and Changing Prices

            Gold production costs and corporate expenses are subject to normal inflationary pressures, which, to date, have not had a significant impact on the Company. The Company's results of operations and cash flows may also be affected by fluctuations in the market prices of gold, silver and copper, and to a lesser extent by changes in foreign currency exchange rates. While gold prices for the last three years have remained, on average, well below 1990 levels, prices have recently strengthened. Changing gold prices, in conjunction with operating costs incurred by the Company for its operations, affect the net margins realized by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   Index to Consolidated Financial Statements

                                                                                                             Page
                                                                                                             ----
Reports of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59

Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      63

Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      64

Consolidated Statement of Shareholders'
   Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      65

Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67

Supplemental Financial Information
   (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Battle Mountain Gold Company:

We have audited the accompanying consolidated balance sheets of Battle Mountain Gold Company (a Nevada corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Niugini Mining Limited and subsidiaries, which statements reflect assets and net sales of 17 percent and 29 percent, respectively, of the consolidated totals as of and for the year ended December 31, 1993, and 15 percent and 35 percent, respectively, of the consolidated totals as of and for the year ended December 31, 1992. We did not audit the financial statements of Niugini Mining Limited and subsidiaries or Empresa Minera Inti Raymi S.A., which statements reflect assets and net sales of 29 percent and 29 percent, respectively, of the consolidated totals as of and for the year ended December 31, 1991. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Note 6 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes with the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Also, as explained in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pension plans with the adoption of Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14 (a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN & CO.

Houston, Texas
February 18, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Battle Mountain Gold Company and the Board of Niugini Mining
Limited:

We have audited the consolidated balance sheet of Niugini Mining Limited (a company incorporated in Papua New Guinea) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993 and the consolidated financial statement schedules which are not presented separately in the Battle Mountain Gold Company December 31, 1993 Form 10-K. Battle Mountain Gold Company is the Company's majority shareholder. Those financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niugini Mining Limited and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND


Sydney, Australia
January 22, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Battle Mountain Gold Company
Houston, Texas, U.S.A.

We have audited the balance sheets of Empresa Minera Inti Raymi S.A. as of December 31, 1991, and the related statements of income, retained earnings and cash flows for the year then ended, expressed in United States dollars (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements have been prepared to enable the Company's majority shareholder, Battle Mountain Gold Company, to prepare consolidated financial statements. Accordingly, the financial statements are prepared utilizing accounting principles that conform to the accounting policies of Battle Mountain Gold Company rather than the Company's adopted accounting policies.

In our opinion, the financial statements referred to above, prepared for the purposes described in the preceding paragraph, present fairly, in all material respects, the financial position of Empresa Minera Inti Raymi S.A. at December 31, 1991 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles accepted in the United States of America as adopted by Battle Mountain Gold Company.

Our audit of the financial statements of Empresa Minera Inti Raymi S.A. also included an audit of the related financial statement schedules (not presented herein) listed in Item 14(a) of Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

MORENO MUNOZ Y CIA.

La Paz, Bolivia
January 17, 1992

                          BATTLE MOUNTAIN GOLD COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                     Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                      1993                   1992                  1991
                                                                      ----                   ----                  ----
                                                                      (Expressed in thousands except per share amounts)
 GROSS REVENUE                                                      $  207,251            $     192,190        $  176,464
   Less:  freight, allowances and royalties                             13,836                   10,387             6,222
                                                                       -------                  -------           -------
 NET SALES                                                             193,415                  181,803           170,242
                                                                       -------                  -------           -------
 COSTS AND EXPENSES
  Mining costs                                                          35,906                   38,802            28,825
  Milling and other plant costs                                         92,581                   78,548            60,550
  Depreciation, depletion and amortization                              41,389                   38,644            28,149
  Exploration, evaluation and other lease
  costs                                                                  9,474                   17,132            27,390
  Asset write-downs                                                          -                   32,600             5,573
  General and administrative expenses                                   17,483                   17,948            21,082
  Taxes, other than income                                               2,316                    3,424             5,071
                                                                       -------                  -------           -------
  Total costs and expenses                                             199,149                  227,098           176,640

 OPERATING LOSS                                                         (5,734)                 (45,295)           (6,398)
 Interest income                                                         4,647                    1,831             4,377
 Interest expense                                                      (15,061)                 (10,260)           (8,290)
 Interest capitalized                                                    6,655                    8,885             6,000
 Other income (expense), net                                             5,708                   (1,161)           (1,214)
                                                                       -------                  -------           -------
 LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                                     (3,785)                 (46,000)           (5,525)
  Income tax expense (benefit)                                          (4,089)                 (12,241)            1,018
  Minority interest in net (income) loss                                (4,709)                  (1,182)            5,369
                                                                      --------                 ---------          -------
 LOSS BEFORE CUMULATIVE
  EFFECTS OF ACCOUNTING CHANGES                                          (4,405)                 (34,941)           (1,174)

 CUMULATIVE EFFECTS OF ACCOUNTING CHANGES
  (net of taxes):
  Postretirement benefits other than pensions
     (SFAS No. 106)                                                          -                   (5,342)                -
  Income taxes (SFAS No. 109)                                                -                    3,880                 -
                                                                       -------                   ------           -------
 NET LOSS                                                           $   (4,405)           $     (36,403)       $   (1,174)
 Preferred dividends                                                     3,738                        -                 -
                                                                        ------                  -------           -------
 NET LOSS TO COMMON SHARES                                          $   (8,143)           $     (36,403)       $   (1,174)
                                                                       =======                  =======           =======
 LOSS PER SHARE:
  Loss before cumulative effects of accounting
     changes                                                        $     (.10)           $        (.44)       $     (.02)
  Cumulative effects of accounting changes                                                            -
     (net of taxes):
   Postretirement benefits other than pensions                      $        -            $        (.07)       $        -
   Income taxes                                                     $        -            $         .05        $        -
                                                                        ------                  -------           -------
   Net loss                                                         $     (.10)           $        (.46)       $     (.02)
                                                                       =======                  =======           =======

 DIVIDENDS PER COMMON SHARE                                         $      .05            $         .10        $      .10

 AVERAGE COMMON SHARES OUTSTANDING                                      80,132                   79,917            76,555

- --------------------------------------------------
     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                            December 31,
                                                                                    ---------------------------
                                                                                     1993              1992
                                                                                     ----              ----
 ASSETS                                                                               (Expressed in thousands)
 Current Assets:
   Cash and cash equivalents                                                        $115,338          $ 45,377
   Accounts receivable                                                                37,349            16,297
   Inventories                                                                         1,068            11,182
   Materials and supplies, at average cost                                            22,916            11,764
   Other current assets                                                                3,949             1,488
                                                                                     -------          --------
    Total Current Assets                                                             180,620            86,108
                                                                                     -------          --------
 Investments                                                                          28,111            23,833
 Property, Plant and Equipment, at Cost:
   Leasehold and mine development                                                    109,450            85,805

   Mining, milling and other equipment                                               285,405           281,606
   Other                                                                             249,633           256,859
                                                                                     -------           -------
    Total Property, Plant and Equipment                                              644,488           624,270
                                                                                     -------           -------
   Less accumulated depreciation, depletion and amortization                         191,246           167,027
                                                                                     -------           -------
    Property, Plant and Equipment, net                                               453,242           457,243
                                                                                     -------           -------
 Non-current Receivables                                                                 142             3,143
 Other Assets                                                                          6,037             7,157
                                                                                     -------           -------
 Total Assets                                                                       $668,152          $577,484
                                                                                     =======           =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Current maturities of long-term debt                                              $13,431          $  6,818
   Short-term debt                                                                       510            10,000
   Accounts payable                                                                   13,171            18,878
   Payroll and related benefits accrued                                                2,354             3,487
   Accrued interest                                                                    6,527             6,788
   Other current liabilities                                                           4,279             4,147
                                                                                     -------           -------
    Total Current Liabilities                                                         40,272            50,118
                                                                                     -------           -------

 Long-term Debt                                                                      179,053           198,593
 Other Liabilities                                                                    24,607            22,858
                                                                                     -------           -------
     Total Liabilities                                                               243,932           271,569
                                                                                     -------           -------

 Minority Interest                                                                    54,660            36,136
                                                                                     -------           -------

 Commitments and Contingencies (Note 14)

 Shareholders' Equity:
   Preferred stock, $1.00 par value; 20,000,000 shares
     authorized, 2,300,000 issued and outstanding at
     December 31, 1993                                                               110,579                 -
   Common stock, $.10 par value; 200,000,000 shares
     authorized, 80,266,114 and 80,016,114 shares issued
     and outstanding at December 31, 1993 and
     1992, respectively                                                                8,027             8,002
   Additional paid-in capital                                                        202,011           202,417
   Retained earnings                                                                  52,260            62,410
   Cumulative foreign currency translation adjustment                                 (3,317)           (3,050)
                                                                                     -------           -------
     Total Shareholders' Equity                                                      369,560           269,779
                                                                                     -------           -------
 Total Liabilities and Shareholders' Equity                                         $668,152          $577,484
                                                                                     =======           =======



- --------------------------------------------------
     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                       Year Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                      1993                        1992                          1991
                                      -------------------------------------------------------------------------------------
                                                                    (Expressed in thousands)
                                      Preferred     Common                   Common                    Common
                                        Shares      Shares       Amount      Shares       Amount       Shares       Amount
                                      -------------------------------------------------------------------------------------
 COMMON STOCK, $.10 par value;
  Authorized 200,000,000 shares:
   Balance January 1                        -       80,016    $  8,002       79,801      $ 7,980       71,327     $  7,133
   Shares issued                            -          250          25          215           22        8,474          847
                                      -------      -------     -------      -------       ------      -------      -------

   Balance December 31                      -       80,266       8,027       80,016        8,002       79,801        7,980
                                      -------       ------     -------       ------       ------      -------      -------

 ADDITIONAL PAID-IN CAPITAL:
   Balance January 1                        -            -     202,417            -      200,921            -      134,022
   Shares issued                            -            -       1,732            -        1,496            -       66,899
   NML equity offering                      -            -      (2,138)           -            -            -            -
                                      -------      -------     -------      -------      -------      -------      -------
   Balance December 31                      -            -     202,011            -      202,417            -      200,921
                                      -------      -------     -------      -------      -------      -------      -------

 PREFERRED STOCK, $1.00 par value;
  Authorized 20,000,000 shares;
   $50.00 liquidation preference
   per share:
   Balance January 1                        -            -           -            -            -            -            -
   Shares issued                        2,300            -     110,579            -            -            -            -
                                      -------      -------     -------      -------      -------      -------      -------
   Balance December 31                  2,300            -     110,579            -            -            -            -
                                      -------      -------     -------      -------      -------      -------      -------

 RETAINED EARNINGS:
  Balance January 1                         -            -      62,410            -      106,813            -      115,761

  Net loss                                  -            -      (4,405)           -      (36,403)           -       (1,174)
  Common stock dividends                    -            -      (2,007)           -       (8,000)           -       (7,774)
  Preferred stock dividends                 -            -      (3,738)           -            -            -            -
                                      -------      -------     -------      -------      -------      -------      -------
  Balance December 31                       -            -      52,260            -       62,410            -      106,813
                                      -------      -------     -------      -------      -------      -------      -------

 CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                    -            -      (3,317)           -       (3,050)           -         (790)
                                      -------      -------     -------      -------      -------      -------      -------
 MARKETABLE EQUITY
  SECURITIES VALUATION ALLOWANCE            -            -           -            -            -            -         (362)
                                      -------      -------     -------      -------      -------      -------      -------
 TOTAL SHAREHOLDERS' EQUITY             2,300       80,266    $369,560       80,016     $269,779       79,801     $314,562
                                      =======      =======     =======      =======      =======      =======      =======





- --------------------------------------------
     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                      Year Ended December 31,
                                                                            -----------------------------------------
                                                                               1993            1992           1991
                                                                               ----            ----           ----
                                                                                     (Expressed in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (4,405)       $(36,403)      $  (1,174)
                                                                             -------         --------       --------
  Adjustments to reconcile net loss
   to cash flows from operating activities:
     Depreciation, depletion and amortization                                 41,389          38,644          28,149
     Exploration and evaluation costs                                          6,621          12,535          21,906
     Unproven leases abandoned                                                   146           1,535             537
     Gain from sale of assets                                                 (6,429)              -               -
     Asset write-downs                                                             -          32,600           5,573
     Accrued reclamation costs                                                 1,517           2,552           3,244
     Cumulative effects of accounting changes                                      -           1,462               -
     Valuation of marketable securities                                            -           2,117               -
     Loss on foreign currency transactions                                         -               -             661
     (Increase) decrease in accounts and note receivable                     (13,337)         (2,439)          4,260
     (Increase) decrease in inventories                                        6,857          (2,140)         (4,698)
     Increase in materials and supplies                                       (1,762)         (2,249)         (1,016)
     (Increase) decrease in other current assets                              (2,091)            483            (537)
     Increase (decrease) in accounts payable
      and other current liabilities                                           (5,058)          5,419           1,692
     Deferred income tax benefit                                                   -          (8,741)         (2,375)
     Other net changes                                                         6,617          (3,894)         (2,378)
                                                                             -------       ---------        --------
 TOTAL ADJUSTMENTS                                                            34,470          77,884          55,018
                                                                             -------       ---------        --------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                                     30,065          41,481          53,844
                                                                             -------       ---------        --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of marketable securities                                  -               -          18,807
     Proceeds from sales of assets                                            10,729           2,926               -
     Investments in marketable securities                                          -               -         (12,660)
     Investment in Crown Jewel                                                (7,595)         (6,862)         (5,179)
     Capital expenditures                                                    (57,070)       (101,886)        (88,117)
     Exploration and evaluation expenditures                                  (6,621)        (12,535)        (21,906)
     (Increase) decrease in restricted cash                                      (53)         16,900         (17,954)
     Other, net                                                                  329          (2,014)          1,092
                                                                            --------       ---------        --------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (60,281)       (103,471)       (125,917)
                                                                            --------       ---------        --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash proceeds from stock issuances                                      130,934               -           1,065
     Cash proceeds from borrowings                                            36,891         182,981          20,500
     Cash dividend payments                                                   (7,743)         (7,996)         (7,563)
     Debt repayments                                                         (59,869)        (95,488)         (5,816)
     Other, net                                                                    -               -             (30)
                                                                             -------       ---------        --------
 NET CASH FLOWS FROM FINANCING ACTIVITIES                                    100,213          79,497           8,156
                                                                             -------       ---------        --------
 EFFECT OF EXCHANGE RATE CHANGES                                                 (36)           (850)           (183)
                                                                             -------       ---------        --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         69,961          16,657         (64,100)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               45,377          28,720          92,820
                                                                             -------         -------        --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $115,338        $ 45,377      $   28,720
                                                                             =======         =======        ========

- ----------------------------------------------------
     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

     Principles of Consolidation -

            The accompanying consolidated financial statements include the accounts of the Battle Mountain Gold Company ("BMG"), its wholly-owned and majority-owned subsidiaries and corporate joint ventures in which the Company owns a majority share ("the Company"). The accounts of Niugini Mining Limited, a Papua New Guinea precious metals exploration, development and production company ("Niugini Mining"), have been consolidated with the Company's from January 1, 1989 (See Note 8). The accounts of Empresa Minera Inti Raymi S.A., a Bolivian gold mining company ("Inti Raymi"), have been consolidated with the Company's from April 1, 1990 (See Note 8). All significant intercompany transactions have been eliminated in consolidation. Majority-owned, non-corporate joint ventures are proportionately consolidated. Non-corporate joint ventures in which the Company owns less than a majority interest and has the ability to exercise significant influence are proportionately consolidated, while such corporate joint ventures are accounted for by the equity method.
All other joint ventures are carried at cost. The issuance of stock by subsidiaries is accounted for as a capital transaction in the consolidated financial statements. Certain prior-period items have been reclassified in the consolidated financial statements in order to conform with current year presentation.

     Inventories -

            Inventories, consisting of gold, silver and copper, are reported at the lower of cost, using the first-in, first-out method, or market.

     Property, Plant and Equipment -

            Property, plant and equipment are stated at cost. Expenditures for development of new mines and major development expenditures at existing mines, which are expected to benefit future periods, are capitalized and amortized, generally, on the units of production method. Exploration and development costs expended to maintain production at operating mines are charged to expense as incurred.

            Other property, plant and equipment includes capitalized lease costs and mine development in progress. Capitalized exploration lease costs are apportioned to expense in interim periods through a provision for abandonment of unproductive projects. Actual abandonments of unproductive projects are charged against the allowance. The balance in the allowance for abandonment is then evaluated on an annual basis and adjusted as necessary.

            Generally, depreciation, depletion and amortization of mining properties and related assets are determined using the units of production method based upon estimated recoverable ore reserve tonnages at the beginning of the year. However, assets having an estimated life of less than the estimated life of the mineral deposits are depreciated on the straight-line method based on the expected life of the asset. Write-downs and write-offs of depreciable properties are included in accumulated depreciation, depletion and amortization.

     Exploration and Evaluation Expenditures -

            With the exception of lease acquisition costs incurred to acquire mineral rights, the Company charges all exploration and predevelopment evaluation expenditures to expense as incurred.

     Capitalization of Operating Results During Mine Development -

            During the start-up period for each developing mine, operating costs may exceed revenues earned from the sale of precious metals produced. In these instances, all costs incurred during this precommercial production period, net of revenues earned, are capitalized as property costs.

     Capitalization of Interest -

            Interest expense incurred in connection with borrowings attributable to pre-production stage projects is capitalized until those projects commence commercial production.

     Reclamation -

            Reserves for estimated future costs for reclamation of the Company's operating sites are accrued on a units of production basis over the estimated lives of the respective mines. These costs are charged to milling and other plant costs as accrued (See Note 14).

     Revenue Recognition -

            Revenue is recognized when the dore (a combination of gold and silver) or concentrates are delivered against sales agreements or contracts and risk of loss passes to the buyer.

     Currency Translation -

            Foreign currency financial statements are translated into U.S. dollars using current exchange rates and translation gains and losses are accumulated in the balance sheet caption "Cumulative Foreign Currency Translation Adjustment," a separate component of shareholders' equity.


     Earnings (Loss) Per Share -

            Earnings (loss) per share is computed by dividing net income
(loss) attributable to common stock by the weighted average number of shares outstanding for the year, adjusted for common stock equivalents, if dilutive. The effects of common stock equivalents and other dilutive securities are not included in the computation of the 1993, 1992 or 1991 losses per share because of their antidilutive effect.

     Statement of Cash Flows -

            At December 31, 1993, cash and cash equivalents included $44.7 million and $9.3 million attributable to Niugini Mining and Inti Raymi, respectively. Cash and cash equivalents at December 31, 1992, included $29.6 million and $7.3 million held by Niugini Mining and Inti Raymi, respectively. At December 31, 1993 and December 31, 1992, other assets included $1.3 million and $1.4 million, respectively, of restricted cash held by Niugini Mining.

            For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            For the years ended December 31, 1993, 1992, and 1991, the Company paid $.7 million, $3.2 million and $7 million respectively, for income taxes. The Company paid $6.8 million, $1.4 million and $1.5 million in interest, net of amounts capitalized, during 1993, 1992, and 1991, respectively.

            For 1993 and 1992, the Company's investing activities included no significant non-cash transactions. During 1991, non- cash investing activities included the issuance of 8,233,788 shares of BMG's common stock (market value of $65.9 million) to increase BMG's equity interest in Inti Raymi to 85 percent.

     Hedging Transactions -

            To hedge the effect of price changes on a portion of its production, the Company periodically sells metals products under fixed forward and spot deferred sales contracts. Spot deferred sales contracts allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium at the time of deferral, as long as certain conditions are satisfied. Although spot deferred sales contracts could limit amounts realizable during a period of rising prices, the Company may "roll forward" its spot deferred contracts to future periods in order to realize current market price increases, while maintaining future downside protection. It also purchases put option contracts on metals products. Gains, losses or expenses related to these transactions are netted against revenue when the hedged production is sold (See Note 15).

Note 2.  Asset Impairments

            During the third quarter of 1992, the Company recognized charges totalling approximately $23.3 million, net of $11 million in income tax benefits for the impairment in value of certain of the Company's assets. The charges included (1) a write- down of $17.6 million, net of a $9 million income tax benefit, of the Company's investment in the San Luis mine in Colorado to reduce the carrying value of the investment to a level which the Company believed would be recoverable under then existing and expected future market conditions (lower gold prices, compared with those at the time of project conception, and greater than anticipated capital expenditures resulting from a difficult start-up period led to the write-down), (2) a write-off of $4 million, net of a $2 million income tax benefit, of the Company's investment in the previously closed Canyon Placer facility, which was abandoned because of a persistently weak gold market, and (3) an impairment of $1.7 million, included as other income (expense), net, to adjust to current market the carrying value of certain marketable equity security investments acquired upon the previous disposition of a discontinued project. The Company did not recognize any similar charges for asset impairments during 1993.

Note 3.  Investments

            The Company's long-term investments include the following:

                                                                       December 31,
                                                                 ------------------------
                                                                   1993            1992
                                                                   ----            ----
                                                                 (expressed in thousands)
                 Crown Jewel joint venture                        $24,639          $17,045
                 Other joint ventures                                 142            1,828
                 Marketable equity securities                            -           2,058
                 Cash surrender value of life
                  insurance, net                                    3,029            2,511
                 Other                                                301              391
                                                                   ------           ------
                                                                  $28,111          $23,833
                                                                   ======           ======


     Crown Jewel Joint Venture -

            On March 14, 1990, the Company purchased, for $5 million, an option to acquire a 51 percent joint venture interest in Crown Resources Corporation's Crown Jewel gold project and surrounding exploration rights in Washington state. The Company paid an additional $5 million on January 4, 1991, to exercise the option and retain the right to acquire an ownership interest in the project. The Company has spent an additional $23.1 million as of December 31, 1993, evaluating and developing the project. The evaluation expenditures were charged to expense in the periods incurred prior to March 31, 1992, when the Company decided to proceed with the development of the project. Since that time, all evaluation expenditures ($14.4 million) have been capitalized.

            To earn a 51 percent undivided interest in the project and certain adjacent mineral claims, the Company would be required to fund an estimated additional $62 million for construction and development of the project through commencement of commercial production.

     Other Joint Ventures -

            Other joint ventures consist primarily of capitalized lease costs incurred by exploration joint ventures to acquire mineral rights.

Note 4.  Marketable Securities

            The Company carries any non-current portfolios of marketable securities at the lower of aggregate cost or market. As of December 31, 1993, the Company had sold all of its marketable securities. For 1992, the non-current marketable securities consisted of common stocks and were included in investments (See Note 3).

                                                                 December 31,
                                                        ----------------------------
                                                            1993             1992
                                                            ----             ----
                                                            (expressed in thousands)
  Non-current equity securities
    Cost                                                $      -           $  2,058
    Market                                                     -              3,178
                                                         -------            -------
      Net unrealized gain                               $      -           $  1,120
      Gross unrealized gain                             $      -           $  1,120


            Net unrealized losses associated with the marketable securities portfolios are charged to shareholders' equity. Net realized gains or losses are charged to other income.

            Gross and net realized gains of $2.7 million were included in other income (expense), net, during the year ended December 31, 1993. There were no gains or losses realized during the years ended December 31, 1992 and 1991.

            During 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard changes the methods of classifying and accounting for investments in equity securities that have readily determinable fair values and all investments in debt securities. The Company is required to adopt the new accounting and disclosure rules in the first quarter of 1994. Adoption of the standard is not expected to have a material effect on the Company's financial position or on its results of operations.

Note 5.  Other Income (Expense), Net

            Included in other income (expense), net, are certain non-operating revenues, net of related expenses, consisting of:

                                                                     Year Ended December 31,
                                                             ------------------------------------

                                                                1993          1992         1991
                                                                ----          ----         ----
                                                                   (expressed in thousands)
Impairment of non-current marketable
 securities                                                  $      -      $ (2,117)   $      -
Foreign currency exchange gains (losses)                          228           760        (724)
Gain on sale of investments                                     2,697             -           -
Gain on sale of exploration project                             3,730             -           -
Other                                                            (947)          196        (490)
                                                              -------       -------     -------
                                                             $  5,708      $ (1,161)   $ (1,214)
                                                              =======       =======     =======

Note 6.  Federal and International Income Tax

            The discussion of income taxes herein does not include the cumulative income tax effects of accounting changes explained in Note 7 to these Consolidated Financial Statements.

            Federal and international income tax expense (benefit) consisted of the following:

                                                              Year Ended December 31,
                                                    ----------------------------------------
                                                       1993           1992           1991
                                                       ----           ----           ----
                                                          (expressed in thousands)
Current
   United States                                    $  (5,117)     $  (4,665)      $  1,353
   International                                        1,028          1,165          2,040
                                                      -------        -------        -------
        Total current                               $  (4,089)     $  (3,500)      $  3,393
Deferred
   United States                                    $       -      $  (8,741)      $ (2,375)
   International                                            -              -              -
                                                      -------        -------         ------
        Total deferred                              $       -      $  (8,741)      $ (2,375)
                                                      -------        -------         ------
                                                    $  (4,089)     $ (12,241)      $  1,018
                                                      =======        =======         ======

            Consolidated income before income taxes and the cumulative effect of the accounting change includes income (loss) from international operations of $13.8 million, $1.7 million and $(6.5) million in 1993, 1992 and 1991, respectively.

            Effective January 1, 1992, the Company adopted the provisions of SFAS No. 109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Effective January 1, 1992, the Company recorded a deferred tax liability of $12,611,000, representing the net effect of adopting SFAS No. 109 as of that date. This liability was comprised of a $16,491,000 purchase acquisition liability related to the Westworld acquisition (See Note 8), which was capitalized to property, and a partially-offsetting net $3,880,000 tax benefit which has been reflected in the consolidated statement of income as the cumulative effect of the accounting change.

            For the year 1992, loss before cumulative effects of accounting changes includes an additional income tax benefit of approximately $8,741,000 or $.11 per share resulting from the adoption of SFAS No. 109.

            The significant components of the deferred tax benefit in 1992 were as follows:

                                                                        (expressed in thousands)
                                                                        ------------------------
Deferred tax expense resulting from temporary
  differences between book and tax bases                                    $    (6,472)
Recognition of alternative minimum tax credit                                    (2,269)
                                                                                 ------
       1992 Deferred tax benefit                                            $    (8,741)
                                                                                =======

            Prior to the adoption of SFAS No. 109, the Company's provision for deferred income tax resulted from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. For the year ended December 31, 1991, the sources of these differences and the tax effect of each are as follows:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                             1991
                                                                             ----
                                                                   (expressed in thousands)
 Depreciation and amortization for
   financial purposes under amounts
   for tax purposes                                                       $   231
 Mining exploration and development costs
   deducted for tax purposes under
   amounts deducted for financial purposes                                   (896)
 Cost of goods sold for financial
   purposes under amounts for
   tax purposes                                                               462
 General and administrative expenses
   capitalized for tax purposes                                              (961)
 Reclamation costs deducted for financial
   purposes over amounts for tax purposes                                    (972)
 Write-downs of assets for financial purposes
   not recognized for tax purposes                                         (1,891)
 Alternative minimum tax                                                       98
 Earnings of international subsidiaries, net of
   dividend distributions                                                  (1,073)
 Interest deducted for tax purposes
   over amounts expensed or capitalized and
   amortized for financial purposes                                         2,292
 Withholding taxes paid on international
   earnings in excess of amounts provided for
   financial purposes                                                      (1,740)
 Other, net                                                                 2,075
                                                                           ------
                                                                          $(2,375)
                                                                           ======

            The Company's deferred tax position at December 31, 1993 and 1992, is comprised of the following:


                                                              1993               1992
                                                              ----               ----
                                                              (expressed in thousands)
Deferred tax assets                                         $ 56,620            $ 44,375
Deferred tax liabilities                                     (48,259)            (36,736)
Valuation allowance                                           (8,361)             (7,639)
                                                              ------              ------
Net deferred tax asset (liability)                          $      -            $      -
                                                              ======              ======




            Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows:

                                                             1993              1992
                                                             ----              ----
                                                             (expressed in thousands)
Net operating loss carryforwards                          $ 17,229            $  9,941
Alternative minimum tax credit
  carryforward                                               5,828              10,467
Employee compensation and benefits
  accrued                                                    4,425               3,962
Property, plant and equipment                              (16,313)            (16,552)
Undistributed earnings of
  international subsidiaries                                (5,080)             (1,411)
Other, net                                                   2,272               1,232
Valuation allowance                                         (8,361)             (7,639)
                                                            ------             -------
Net deferred tax asset (liability)                        $      -            $      -
                                                            ======             =======


            A reconciliation of income tax at the statutory rate to income tax expense (benefit) follows:

                                                                      Year Ended December 31,
                                                          -------------------------------------------
                                                             1993            1992              1991
                                                             ----            ----              ----
                                                                  (expressed in thousands)
Income tax based on statutory rate of 35% for 1993
and 34% for 1992 and 1991                                 $(2,973)       $ (16,042)        $    (53)
Increases (reductions) resulting from:
     Statutory depletion in excess of cost
       basis                                                    -           (2,654)          (4,604)
     Foreign Sales Corporation exemption                        -             (390)          (1,408)
     Undistributed (income) losses of
       international subsidiaries not
       subject to income tax                               (1,030)            (302)           2,495
     Change in valuation allowance                            722            7,639                -
     Alternative minimum tax                                    -                -            4,743
     Other, net                                              (808)            (492)            (155)
                                                           ------          -------          -------
Income tax expense (benefit)                              $(4,089)        $(12,241)        $  1,018
                                                           ======          =======          =======

            The Omnibus Budget Reconciliation Act of 1993, enacted on August 10, 1993, retroactively increased the federal statutory income tax from 34 percent to 35 percent for periods beginning on or after January 1, 1993. The effect of the rate change was not significant to the Company's net deferred income tax position.

            Taxes have been provided on the undistributed earnings of subsidiaries and joint ventures with the exception of Niugini Mining which is in a cumulative loss position.

            The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been closed through the year 1990.

            At December 31, 1993, the Company had approximately $5.8 million of alternative minimum tax credits available on an indefinite carryforward basis, and approximately $17.2 million of regular tax net operating losses expiring beginning in 2007, available to offset future U.S. federal income tax.

Note 7.  Benefits Plans

     Pension Plans -

            Substantially all U.S. employees of the Company are covered by non-contributory pension plans. The U.S. plans provide benefits based on participants' years of service and compensation or defined amounts for each year of service. The Company makes annual contributions to the U.S. plans that comply with the minimum funding provisions of the Employee Retirement Income Security Act ("ERISA").

            During 1993, the plans for Australian employees were changed from non-contributory defined benefit plans to defined contribution plans.

            Pension costs are generally accrued and charged to expense currently. Net periodic pension cost included the following components:

                                                                                               Australian
                                                         U. S. Plans                             Plans
                                                 ----------------------------               --------------
                                                   1993       1992       1991               1992      1991
                                                   ----       ----       ----               ----      ----
                                                                      (expressed in thousands)
Service cost - benefits earned
   during the year                               $   648     $    736    $   888           $  296    $  311
Interest cost on projected
   benefit obligations                             1,611        1,433      1,203              103       134
Expected return on plan assets                    (1,773)      (1,643)    (1,116)            (147)     (206)
Net amortization and deferral                        (88)        (131)       118                -         -
                                                  ------        -----      -----            -----     -----
     Net periodic pension cost                   $   398     $    395    $ 1,093           $  252    $  239
                                                  ======        =====      =====            =====     =====

            The projected long-term rate of return on U.S. plan assets was 9 percent at December 31, 1993. At December 31, 1992 and 1991, the projected long-term rate of return was 8 percent for the U.S. plans and 9 percent for the Australian plans.

            Actual return on U.S. plans' assets was $.3 million for the year ended December 31, 1993, $1.1 million for the year ended December 31, 1992, and $5.3 million for the year ended December 31, 1991. For Australian plans, actual return on plan assets for the years ended December 31, 1992 and 1991 was $(.1) million and $.1 million, respectively.

            The following sets forth the plans' funded status and the related amounts as of December 31, 1993 and 1992:

                                                              U. S. Plans         Australian Plans
                                                         -------------------     ------------------
                                                          As of December 31,     As of December 31,
                                                         -------------------     ------------------
                                                         1993           1992            1992
                                                         ----           ----            ----
                                                                 (expressed in thousands)
Actuarial present value of
  benefit obligations:
     Vested benefit obligation                            $ 19,343    $ 14,247     $    603
     Accumulated benefit obligation                       $ 21,118    $ 15,459     $    611
     Projected benefit obligation                         $ 23,579    $ 18,454     $  1,074
Plan assets at fair value                                 $ 22,965    $ 21,973     $  1,612
                                                           -------     -------      -------
Plan assets in excess of (less than) Projected
  Benefit Obligation                                      $   (614)   $  3,519     $    538
Unrecognized net gain and effects of changes in
  actuarial assumptions                                       (572)     (6,107)        (119)
Unrecognized net asset at transition                        (1,033)     (1,151)          (4)
Prior service cost not yet recognized in net
  periodic pension cost                                      3,906       4,189            -
                                                           -------     -------      -------
Prepaid pension cost                                      $  1,687    $    450     $    415
                                                           =======     =======      =======

            Plan assets include equity securities, common trust funds and various debt securities. Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

                                                                                       Australian
                                                                  U.S. Plans              Plans
                                                             ------------------        ---------

                                                             1993         1992            1992
                                                             ----         ----            ----
Discount Rate                                                 7.0%         9.0%           8.5%
Rate of increase in compensation levels                       6.0%         9.0%           6.5%

     Early Retirement Program -

            In July 1992, twenty-nine of the Company's salaried employees elected to accept early retirement benefits offered by the Company as part of general cost reduction efforts. In connection with these special benefits, a $1.3 million charge (net of a $.7 million income tax benefit) was taken against 1992 earnings.

     Contribution Plans -

            The Company has defined contribution plans available for all full-time U.S. salaried employees and all full-time U.S. hourly employees. The plans provide for savings contributions by employees from 1 to 16 percent of their compensation, subject to ERISA limitations. The Company matches 50 to 100 percent of employee contributions with BMG's common stock, subject to a limit of 6 percent of an employee's compensation during each plan year. The Company began matching of the hourly employees' contributions with BMG's common stock on July 1, 1991.

            The Company has defined contribution plans available for all Australian salaried and hourly employees. The Company's contributions to the salaried plan are determined in accordance with the trust deed. The Company's contributions to the hourly plan are determined in accordance with the union award.

            All Company contributions to the plans are expensed and funded currently. The cost of such Company contributions was $.7 million in 1993, $.4 million in 1992, and $.8 million in 1991.

     Postretirement Health Care and Life Insurance Benefits -

            Substantially all of the Company's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for the Company. Prior to 1992, the cost of retiree health care and life insurance benefits has been minimal and has been recognized as an expense as claims or premiums were paid.

            In October 1992, the Company announced its decision to adopt SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", effective January 1, 1992. This standard requires that the expected cost of these benefits must be charged to expense during the years that the employees render service. As a result of the adoption, the Company's results of operations for the year ended December 31, 1992, reflected an accrued charge of $5.3 million (net of $1.4 million in income tax benefits) representing the cumulative effect of the change in accounting principle for periods prior to 1992. Ongoing postretirement benefit costs recognized under this standard do not differ significantly from those that would have been reported under the previous method.

            Net periodic postretirement benefit cost for the years ended December 31, 1993 and 1992, included the following components (in thousands):


                                                              1993           1992
                                                              ----           ----
                   Service cost                             $  367          $  283
                 Interest cost on accumulated
                   benefit obligation                          644             572
                                                             -----            ----
                 Net periodic postretirement
                   benefit cost                             $1,011          $  855
                                                             =====           =====

            The following table presents the plans' status at December 31, 1993 and 1992 (in thousands):

                                                            1993               1992
                                                            ----               ----
Accumulated postretirement benefit
  obligation:
     Retirees                                              $ 4,993            $ 4,386
     Fully eligible active plan
       participants                                            676                408
     Other active plan participants                          3,684              2,495
                                                            ------            -------
                                                           $ 9,353            $ 7,289
Unrecognized net loss                                       (1,609)              (288)
                                                            ------             ------
Accrued postretirement benefit cost                        $ 7,744            $ 7,001
                                                            ======             ======

            The discount rate used in determining the accumulated postretirement benefit obligation was 7 percent for 1993 and 9 percent for 1992. For 1993 and 1992, the assumed annual rate of increase in the per capita cost of covered health care benefits was 14 percent. In 1993 and 1992, a gradual decrease in the rate is assumed through the years, 1999 and 2001, respectively, when the rate is estimated to reach 7 percent and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1993, by approximately $1.8 million, and the total of the service and interest cost components of net periodic postretirement health care cost for 1993 by approximately $187,000.

Postemployment Benefits -

            During 1992, FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires that the expected cost of these benefits must be charged to expense during the periods that employees vest in these benefits. This is a change from the Company's current policy of recognizing these costs as an expense when paid. The Company is required to adopt the new accounting and disclosure rules in the first quarter of 1994. Adoption of the standard will not have a material effect on the Company's financial position or on its results of operations.

Note 8. Acquisitions

     Niugini Mining -

            In the aggregate, since January 1, 1989, the Company has paid $179.6 million for 47.5 million shares of the common stock of Niugini Mining. In December 1993, Niugini Mining issued 5.8 million of its common shares at A$5.00 per share in a public offering which provided net proceeds of approximately $19.1 million U.S. equivalent. As a result of this stock offering, BMG's ownership interest in Niugini Mining decreased from 56.5 percent to 52.6 percent. In December 1993, the Company recorded a $2.1 million adjustment to reduce the carrying value of its investment in Niugini Mining to reflect the reduction in ownership interest. This adjustment was charged to shareholders' equity and not charged against net income because the Company believed the carrying value of the investment to be fully recoverable. Based on existing Niugini Mining employee incentive option schemes, the Company ownership could be diluted to as low as 50.03 percent.

            The acquisition of Niugini Mining has been accounted for under the purchase method of accounting. The Company has allocated its purchase cost to the fair value of its share of Niugini Mining's net assets. The allocation to the individual assets and liabilities acquired was based on the estimated fair value of those assets and liabilities as of the acquisition date. At December 31, 1993, the carrying value attributed to the Company's share of the Lihir gold project exceeded its proportionate share of Niugini Mining's historical cost basis in the project by $132.5 million. Such excess will be amortized based on the estimated recoverable reserves attributable to the Lihir project upon commencement of production.

            Interest costs amounting to $6 million in 1993, $6 million in 1992, and $6 million in 1991 were capitalized in connection with the Lihir gold project.

     Inti Raymi -

            On March 31, 1989, the Company purchased 33.3 percent of the outstanding stock of Inti Raymi. In April 1990, the Company acquired an additional 17.7 percent of the outstanding stock of Inti Raymi to increase the Company's ownership interest to 51 percent. From April 1, 1990, the accounts of Inti Raymi have been consolidated with those of the Company.

            On May 28, 1991, the Company completed a merger with Westworld Resources, Inc., a U.S. natural resources company ("Westworld"), and a separate acquisition of additional shares of Inti Raymi from Zeland Mines S.A., a Panamanian mining company ("Zeland"). In combination, these transactions increased the Company's equity ownership of Inti Raymi from 51 percent to 85 percent. As of December 31, 1993, the Company had invested an aggregate of $35.9 million in cash and 9 million of its common shares (valued at approximately $76.3 million) to acquire its 85 percent equity interest in Inti Raymi.

            Using the purchase method of accounting, the Company has allocated its Inti Raymi purchase cost to the fair value of its share of Inti Raymi's net assets. At December 31, 1993, the carrying value attributed to the Company's share of the Kori Kollo gold deposit (including a $16.5 million deferred tax charge capitalized in connection with the Westworld purchase acquisition) (See
Note 6), exceeded its proportionate share of Inti Raymi's historical cost basis in the deposit by $119.9 million. This excess has been capitalized to property and is being amortized by the units of production method based on the deposit's estimated recoverable reserves. Amortization of the excess cost amounted to $8.6 million in 1993, $3.0 million in 1992 and $1.9 million in 1991.

            Interest costs amounting to $.6 million in 1993 and $2.8 million in 1992 were capitalized in connection with the Kori Kollo project.

     Pro Forma Financial Information -

            The following unaudited pro forma information presents consolidated net sales, net loss and loss per share for the year ended December 31, 1991, as if the Company had acquired its 85 percent equity interest in Inti Raymi at the beginning of that period. This unaudited pro forma information is not necessarily indicative of the actual results of operations that would have been achieved had the acquisition been consummated as of the assumed date.

                                                             Year Ended December 31,
                                                             -----------------------
                                                                      1991
                                                                      ----
                                                                   (Unaudited)
                                                             (expressed in thousands
                                                            except per share amounts)
             Gross Revenue                                          $176,464

             Net Loss                                               $   (832)

             Loss Per Share                                         $   (.01)


Note 9. Common Stock and Stock Options

     Common Stock -

            On May 28, 1991, in a merger agreement with Westworld, which owned
24.5 percent of Inti Raymi's outstanding shares, the Company exchanged 6,004,196 of its common shares (valued at approximately $48 million) with Westworld shareholders for all of Westworld's outstanding shares.
Simultaneously, the Company exchanged 2,229,592 of its common shares (valued at approximately $17.9 million) with Zeland for 9.5 percent of Inti Raymi's outstanding shares (See Note 8).

            Reference is made to Notes 10 and 11 for discussion regarding the number of shares of common stock reserved for issuance for the conversion of the Company's outstanding convertible preferred stock and convertible subordinated debentures.

     Stock Options -

            The Company has a stock option plan available to officers and key employees covering non-qualified and incentive stock options. A total of 1,980,000 shares of common stock is reserved for issuance under the plan, of which 8,549 shares remained available for granting at December 31, 1993. At December 31, 1992, there were 868,335 shares available for granting under the plan. During 1993, 71,815 stock option shares expired and were put back into the available pool. Non-employee directors of the Company are granted non-qualified stock options under the Non-qualified Stock Option Plan for Outside Directors, which was approved by the Company's shareholders on April 21, 1992. Under this plan, a total of 250,000 shares of the Company's common stock are reserved for issuance, of which

177,500 shares remained available for granting at December 31, 1993. At December 31, 1992, there were 198,000 shares available for granting under the plan. Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. Payment of the exercise price may be made in cash or in shares of common stock previously owned by the optionee, valued at current market value.

            Under the deferred income stock option plan for officers and directors, each participant may elect to receive a non- qualified stock option in lieu of a portion of his compensation. A maximum of 2,000,000 shares of common stock is issuable under the plan, of which 1,774,641 shares remained available for granting at December 31, 1993. At December 31, 1992, 1,793,758 shares remained available for granting under the plan. Options granted pursuant to the plan become exercisable at the beginning of the calendar year immediately following the year in which the option was granted. They expire no later than 10 years after the date of grant. The amount of deferred compensation is accrued as compensation expense during the period earned.

            Additional information for 1993 related to the Company's stock option plans follows:

                                                     Number of Shares           Option Price
                                                       Under Option            Range Per Share
                                                     ----------------          ---------------
Outstanding at December 31, 1992                      1,104,368               $ 5.88 to $20.75
  Granted                                               971,218               $ 4.83 to $ 7.63
  Exercised                                             158,500               $ 6.38 to $ 8.33
  Expired                                                 8,900               $ 6.00 to $ 6.88
                                                      ---------                ---------------
Outstanding at December 31, 1993                      1,908,186               $ 4.83 to $20.75
Exercisable at December 31, 1993                        954,269               $ 5.88 to $20.75

            At December 31, 1993, expiration dates for the outstanding options ranged from July 1, 1996 to August 16, 2003. The weighted average exercise price per share was $8.83.

            Additionally, the Company has reserved 950,000 shares for issuance under restricted stock and stock award plans. At December 31, 1993, a total of 707,971 shares remained available for issuance under these plans. Compensation expense related to the plans is accrued ratably over periods vested.

Note 10. Preferred Stock and Stock Rights

            The Company's Board of Directors is authorized to divide the preferred stock into series. With respect to each series the Board may determine the dividend rights, dividend rates, conversion rights and voting rights (which may be greater or less than the voting rights of the common stock). The Board may also determine the redemption rights and terms, liquidation preferences, sinking fund rights and terms, the number of shares constituting the series and the designation of each series.

            Pursuant to their authority to divide the preferred stock into series, the Board of Directors in 1988 designated 2,000,000 shares of preferred stock as "Series A Junior Participating Preferred Stock" for possible issuance upon the exercise of stock rights as described below.

     Stock Rights -

            Since November 21, 1988, when the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock, each share of the Company's outstanding common stock carries with it such right. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, for an exercise price of $60, subject to adjustment.
The rights expire on November 10, 1998. They will not be exercisable nor transferable apart from the common stock until such time as a person or group acquires 20 percent of the Company's common stock or initiates a tender offer that will result in ownership of 30 percent of the Company's common stock. In the event that the Company is merged, and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquiror's common stock at a 50 percent discount. Under certain other circumstances, the rights can become rights to purchase the Company's common stock at a 50 percent discount. The rights may be redeemed by the Company for one cent per right at any time until 10 days following the first public announcement of a 20 percent acquisition of beneficial ownership of the Company's common stock.

     Convertible Preferred Stock -

            On May 20, 1993, the Company received $111 million in net proceeds from the issuance of 2.3 million shares of its convertible preferred stock with a liquidation preference of $50 per share plus any accrued and unpaid dividends. Each share of preferred stock will pay an annual cumulative dividend of $3.25 and is convertible at any time at the option of the holder into 4.762 shares of Battle Mountain Gold Company common stock. The preferred stock is redeemable at the option of the Company solely for shares of the Company's common stock beginning May 15, 1996. There are 11 million shares of the Company's common stock reserved for issuance upon conversion of the preferred stock.

Note 11.  Debt

            Long-term debt outstanding as of December 31:

                                                                             1993               1992
                                                                             ----               ----
                                                                                  (in thousands)
Convertible subordinated debentures,
  due 2005, 6%                                                              $100,000           $100,000
Committed credit facility with banks,
  variable rate                                                                    -             12,500

Inti Raymi Kori Kollo project financing:
  IFC loan, variable rate                                                     32,500             32,045
  IFC convertible loan, variable rate with 11% minimum                         5,000              5,000
  OPIC loan, variable rate                                                    37,200             36,600
  Restructured OPIC loans, 10.5%                                               3,819              4,113
  CAF loan, variable rate                                                     13,929             15,000
Other                                                                             36                153
                                                                             -------            -------
    Total                                                                    192,484            205,411
Less current portion of long-term debt                                        13,431              6,818
                                                                             -------            -------
Total long-term debt                                                        $179,053           $198,593
                                                                             =======            =======

            On January 4, 1990, the Company received net proceeds of $97.4 million upon the completion of a $100 million Euromarket issue of 6 percent convertible subordinated debentures, due January 4, 2005. The debentures are convertible into shares of the Company's common stock at a conversion price of $20 5/8 per share, subject to adjustment in case of certain events. The debentures are redeemable at the Company's option at any time after January 4, 1993 (except that they may not be redeemed prior to 1995 unless the closing market price of the common stock has been at least 130 percent of the conversion price during a specified period prior to redemption). There are 4.8 million shares of the Company's common stock reserved for issuance upon conversion of the debentures. Interest payments are due annually on the anniversary date of the issuance. Proceeds from the issuance were added to working capital and used for general corporate purposes, including mineral acquisitions and development of properties. There are no sinking fund requirements imposed under the debenture agreement. As of February 17, 1994 and 1993, the market value of the debentures represents a discount to face value of approximately 5 and 30 percent, respectively.

            During 1992, the Company's majority-owned subsidiary, Inti Raymi, established separate but coordinated term credit facilities with three multilateral agencies (Overseas Private Investment Corporation ("OPIC"), International Finance Corporation ("IFC") and Corporacion Andina de Fomento ("CAF")) for the development of its Kori Kollo expansion project in Bolivia. Each loan is secured by a lien on the project and is to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000, with certain provisions for accelerated repayment in the event of substantial Kori Kollo reserve losses or significantly improved gold market conditions. Through certain ratio tests, each loan may restrict payments by Inti Raymi to the owners of shares of its capital stock.
Additional covenants exist which limit fixed asset purchases, additional debt and liens, and require compliance with Bolivian and World Bank environmental standards. During 1993, the project met the prerequisite physical and financial completion tests as set forth in the facility agreements and is waiting to obtain project completion status from the lenders, which the Company expects to receive in the first half of 1994. Until the project obtains completion status, Inti Raymi is restricted from repaying borrowings from the Company or paying dividends and the Company is required to provide financial support to ensure Inti Raymi's ability to meet its obligations.

            The OPIC facility provided for borrowings of $40 million. Interest rates under the facility are based on LIBOR plus 2.0 percent. Additionally, $4.1 million of previously existing OPIC loans to Inti Raymi were restructured as loan obligations under the terms of the agreement, with the exception that they are subject to their originally agreed interest rates. As of December 31, 1993 and 1992, Inti Raymi owed $41.0 million and $40.7 million, respectively, under these combined facilities. Interest charges for the years ended December 31, 1993 and 1992, were based on weighted average interest rates of 5.6 percent and 6.2 percent, respectively.

            Under the IFC commitment, borrowings of $40 million were made. The interest rate for the non-convertible portion of the loan is based on LIBOR plus 2.375 percent, but Inti Raymi has the right to request an interest rate cap or collar, or may elect at any time to pay a fixed rate of interest. Of the total IFC borrowings, $5 million represents a convertible loan due on March 1, 2002, carrying a fixed annual interest rate of 11 percent with an additional interest rate provision which varies with the price of gold. Interest charges for the years ended December 31, 1993 and 1992 were based on weighted average interest rates of 6.0 percent and 6.2 percent, respectively, for the non-convertible portion of the loan and 12 percent and 11 percent, respectively, for the convertible portion of the loan. The loan may be converted, at IFC's option, into up to a 3.98 percent equity interest in Inti Raymi. Upon the conversion of the convertible loan into equity, the Company and Inti Raymi's minority owner would have their interests in the capital stock of Inti Raymi diluted proportionately. Each share of Inti Raymi common stock issued by Inti Raymi as a result of such conversion will carry a put option which, when exercised by IFC, would require BMG and Inti Raymi's minority shareholder to purchase such share at its fair market value as determined at the time the put is exercised. As of December 31, 1993 and 1992, Inti Raymi owed $37.5 million and $37.0 million under this facility, respectively.

            The CAF facility provided for borrowings of $15 million. Interest rates under the facility are based on LIBOR. These funds were obtained from several sources. CAF charged a supervision and oversight fee and a commitment fee in addition to fees charged by the participants in the funding. As of December 31, 1993 and 1992, Inti Raymi owed $13.9 million and $15 million, respectively, under this facility. Interest charges for the years ended December 31, 1993, and 1992, were based on weighted average interest rates of
4.7 percent and 4.8 percent, respectively.

            Due to the generally variable interest rate features of the OPIC, IFC and CAF loans, the Company believes the amounts outstanding under these loans presented on the Company's balance sheet approximate the fair value of this debt as of December 31, 1993 and 1992.

            The Company has a revolving credit facility with a syndicate of seven banks, led by Citibank N.A. as agent. At December 31, 1993, the facility would provide unsecured borrowings up to $112.5 million. The facility provides for quarterly reductions in commitments of $9.4 million which are scheduled to continue until the facility termination date of December 31, 1996. As a result of 1992 amendments, the facility permits the Company to pledge its shareholdings in Inti Raymi and restricts the amounts that the Company may borrow under the facility if the Company's financial support for the Kori Kollo project loans extends beyond June 30, 1994, or if the Company does not meet certain net worth criteria. The amendments also impose additional facility costs in the form of amendment arrangement fees and increased interest rates. Interest rates under this facility are based on the facility agent bank's base rate, LIBOR or applicable certificate of deposit rates. Interest charges for the years ended December 31, 1993 and 1992, were based on weighted average interest rates of 3.9 to 6.0 percent and 4.0 to 6.5 percent, respectively. Other costs associated with the facility include commitment fees of one-eighth percent per annum on the unused portion of the facility and facility fees of one-eighth percent per annum of the average daily commitment. The credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth and working capital, as well as certain restrictions on liens, additional debt or lease obligations and the acquisition or disposition of major assets. Additionally, the agreement sets forth restrictions limiting the amount of dividends the Company may pay based on the Company's equity position applied on a cumulative basis from the date of the agreement. As of December 31, 1993, cumulative dividend restriction levels exceeded cumulative dividends paid or declared by $123.7 million.

            Due to the variable interest rate of this facility, the Company believes the $12.5 million outstanding under this facility on the Company's 1992 balance sheet approximated the fair value of the debt. No amounts were outstanding under this revolving credit facility as of December 31, 1993.

            On August 17, 1992, the Company established a $15 million uncommitted revolving credit facility with a major international bank.
Interest rates under the facility are
variable, based on either the bank's base rate or a negotiated rate. There are no additional costs or financial restrictions imposed on the Company by this facility. No amounts were outstanding under this revolving credit facility as of December 31, 1993. As of December 31, 1992, $10 million classified as short term debt was outstanding under this revolving credit facility. Interest charges for the years ended December 31, 1993 and 1992, were based on weighted average interest rates of 3.5 to 4.3 percent and 3.4 to 4.5 percent, respectively.

            Maturities of the Company's long-term debt over the next five years are as follows: $13.4 million in 1994, $13.4 million in 1995, $13.4 million in 1996, $13.4 million in 1997 and $13.4 million in 1998.

            As of February 9, 1994, BMG has effective a registration statement under the Securities Act of 1933, as amended, for what is commonly referred to as a "universal shelf" filing covering up to $200 million of its debt securities, preferred stock, depository shares, common shares and warrants which BMG may elect to offer from time to time and in any combination.

Note 12.  Major Customers and Export Sales

            During 1993, sales to three separate buyers accounted for $55.3 million, $36.2 million and $25.3 million of total sales, respectively, representing 56.4 percent of total sales. International sales for 1993 were $205.7 million, of which $47.9 million were export sales of U.S. product. In 1992, sales to five separate buyers of $34.9 million, $30.0 million, $28.9 million, $28.6 million and $27.7 million, respectively, accounted for 78.1 percent of total sales. Of the Company's $192.2 million international sales in 1992, $83.6 million were export sales of U.S. product. For 1991, 75.3 percent of the Company's total sales was distributed among four separate buyers who accounted for $46.6 million, $37.7 million, $30.7 million and $17.9 million in sales, respectively. International sales of $176.5 million in 1991 included $102.1 million in export sales of U.S. product. Alternate buyers are available to replace the loss of any of the Company's principal customers.

     All sales of the Company's products are made to precious metals smelters, refiners or traders. As such, the precious metals industry has substantial influence over the market for the Company's products.

Note 13.  Geographic Segment Information

            The following table sets forth certain financial information relating to international and domestic operations:

                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                           1993           1992           1991
                                                           ----           ----           ----
                                                                (expressed in thousands)
Gross revenues:

  United States                                        $ 47,915         $ 83,602        $102,058
  Austral Pacific                                        57,060           65,268          47,822
  South America                                         102,276           43,320          26,584
                                                        -------          -------         -------
                                                       $207,251         $192,190        $176,464
                                                        =======          =======         =======
Operating Income (Loss):
  United States                                        $(27,822)        $(46,964)       $  3,787
  Austral Pacific                                         7,046            1,653          (4,333)
  South America                                          16,017            1,923          (2,965)
  Other International                                      (975)          (1,907)         (2,887)
                                                        -------          -------         -------
                                                       $ (5,734)        $(45,295)       $ (6,398)

Interest and Other Income (Expense), Net               $  1,949         $   (705)       $    873
                                                        -------          -------         -------
Income Before Income Taxes, Minority
  Interest and Cumulative Effects of
  Accounting Changes                                   $ (3,785)        $(46,000)       $ (5,525)
                                                        =======          =======         =======
Cumulative Effects of Accounting Changes:
   United States                                             na         $   (820)             na
   Austral Pacific                                           na           (1,175)             na
   South America                                             na                -              na
   Other International                                       na              533              na
                                                                         -------
                                                             na         $ (1,462)             na
                                                                         =======
Identifiable Assets:
   United States                                       $137,168         $ 85,493        $126,372
   Austral Pacific                                      213,757          192,589         193,722
   South America                                        316,903          298,685         197,288
   Other International                                      324              717           7,138
                                                        -------         --------         -------
                                                       $668,152         $577,484        $524,520
                                                        =======          =======         =======

Note 14.  Commitments and Contingencies

            Total operating lease rental expenses (exclusive of mineral leases) were $1.4 million, $1.6 million and $1.3 million for 1993, 1992 and 1991, respectively.

            Aggregate minimum rentals (exclusive of mineral leases) subsequent to December 31, 1993, under non-cancelable leases for the years ending December 31, 1994 to 1998, are estimated to be $2.3 million, $2 million, $1.9 million, $1.3 million and $.8 million, respectively. Lease commitments beyond 1998 total $2.9 million.

            The Company spent $3.2 million in 1993, and has no future commitments, in connection with several unrelated exploration joint ventures.

            To maintain BMG's right to earn a 51 percent interest in the Crown Jewel project, BMG could be required to make payments to the co-venturer in the amounts of

$1 million per quarter for the period commencing with the third quarter of 1993 through commencement of commercial production. BMG believes that it is entitled under "force majeure" provisions of the joint venture agreement to suspend application of these quarterly payment requirements because of delays in the permitting process. The Company's financial position as of December 31, 1993, does not reflect a liability for any such payments. An arbitration proceeding has been initiated between BMG and the co- venturer, and the $1 million payments are being deposited in an escrow account pending resolution of the dispute.

            Pursuant to pricing provisions as set out in dore customer contracts, as of December 31, 1993, the Company had committed to sell 11,200 ounces of gold contained in dore valued at approximately $4.3 million at prices determined during various pricing periods in 1993, none of which exceeds 45 days. The average price of gold sold under this commitment is approximately $382 per ounce.

            The Company has provided a $3.3 million guarantee to ensure that the reclamation of the Company's San Luis mine will be performed as specified in the operating permit issued by the State of Colorado.

            All of the Company's mining and processing operations are subject to reclamation requirements. The Company believes it is making sufficient accruals for known reclamation obligations and has accrued an aggregate of $9.5 million at December 31, 1993. The accrued reclamation charges are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain complex, assuming the Reona project is developed as currently permitted and Phoenix project proceeds, aggregate reclamation expenditures required to be spent in the area are expected to amount to approximately $7.7 million, of which $4.7 million remained accrued at December 31, 1993. Activity expected to be performed as part of the development and operation of the Reona and Phoenix projects will eliminate certain reclamation costs. If one or both of these projects does not proceed, reclamation expenditures would be expected to be up to $4 million higher than current estimates. Estimated reclamation obligations and related amounts accrued as of December 31, 1993, respectively, for each of the Company's other operating mines is as follows: San Luis $3.3 million and $1.0 million, Pajingo $2.6 million and $.8 million, Kori Kollo $10.0 million and $.4 million and Red Dome $4.2 million and $2.6 million. Reclamation expenditures for the San Cristobal mine are not expected to be material.

Note 15. Forward Sales and Hedging

            In order to minimize exposure to decreasing prices for portions of its gold production, the Company has in the past and may in the future, from time to time, hedge future gold production by entering into contracts, such as spot deferred sales contracts, fixed forward sales contracts and put options.

            The Company's hedging transactions included the following at December 31, 1993:

                                                                      Weighted
                                                                   Average Price
                                                                     Per Unit                Period
                                                                    ----------              ------
 BMG:
    Spot deferred sales contracts             154,000 oz. gold       $   367            June 94 - June 95
 Niugini Mining:
    Spot deferred sales contracts              81,400 oz. gold       $   381            Jan 94 - Sept 95
    Fixed forward sales contracts             180,000 oz. gold       $   328            Jan 94 - Dec 96
                                            1,819,000 lbs. copper    $   .99                Jan 94
 Inti Raymi:
    Spot deferred sales contracts              98,500 oz. gold       $   364            Jan 94 - Sept 94
    Purchased put options                     180,000 oz. gold       $   350            Jan 94 - Aug 94


            Gains and losses related to these hedging transactions are recognized in revenues when the related production is sold. In addition, costs associated with the purchase of certain of the hedge instruments, amounting to $.6 million for open put options and $1.5 million for open spot deferred sales contracts as of December 31, 1993, are also deferred and recognized concurrently with the revenues related to the hedged production.

            The aggregate amount by which the net market value of the Company's open fixed forward and spot deferred sales contracts is less than the current spot price of $390 per ounce of gold as of December 31, 1993, is $19.4 million, of which $6.2 million is attributable to minority interests.

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)

QUARTERLY RESULTS


                                           Operating             Net             Earnings         Dividends           Dividends
                             Net             Income            Income           (Loss) Per           per                 per
                           Revenue           (Loss)            (Loss)              Share        Common Share       Preferred Share
                          ---------       -----------        ----------         ----------      ------------       ---------------

                                                      (expressed in thousands except per share amounts)
 1993
 ----

 First Quarter               $ 53,945       $ (1,988)          $ (3,165)            $  (.04)         $ .025               $     -
 Second Quarter                40,518         (4,967)            (2,589)               (.03)              -                     -
 Third Quarter                 50,024          1,485              1,796                   -            .025                 .8125
 Fourth Quarter                48,928           (264)              (447)               (.03)              -                 .8125
                              -------        -------            -------              ------           -----                ------
                             $193,415       $ (5,734)          $ (4,405)            $  (.10)         $  .05               $1.6250
                              -------        -------            -------              ------           -----                ------


 1992 (1)
 ----

 First Quarter               $ 44,205       $ (1,937)          $ (2,397)            $  (.03)         $ .025               $     -
 Second Quarter                43,321         (3,663)            (1,950)               (.02)           .025                     -
 Third Quarter (2)             42,960        (40,116)           (32,095)               (.40)           .025                     -
 Fourth Quarter                51,317            421                 39                   -            .025                     -
                              -------        -------            -------              ------           -----                ------
                             $181,803       $(45,295)          $(36,403)            $  (.46)         $  .10               $     -
                              =======        =======            =======              =======          =====                ======

- ---------------------------

(1) Restated to give effect to retroactive application of 1992 adoption of SFAS No. 109," Accounting for Income Taxes." The cumulative effect of the adoption of SFAS No. 109 on periods prior to 1992 (a $3.9 million tax benefit or $.05 per share) is included in the first quarter of 1992 as is the cumulative effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (a charge of $5.3 million net of related income tax benefit or $.07 per share). (See Notes 6 and 7 of Notes to Consolidated Financial Statements.)

(2) Includes non-cash asset impairments totalling $23.3 million (net of related income tax benefit) or 29 cents per share. (See Note 2 of Notes to Consolidated Financial Statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information appearing under the captions "Nominees" and "Directors with Terms Expiring in 1995 and 1996" set forth under "Election of Three Directors and Director Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held April 21, 1994, as filed within 120 days of December 31, 1993, pursuant to Regulation 14A under the Security Exchange Act of 1934, as amended (the "Company's 1994 Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

            The information appearing under the captions "Board Organization and Committees" set forth under "Election of Three Directors and Director Compensation" and "Executive Compensation" (other than the Compensation and Stock Option Committee Report on Executive Compensation)in the Company's 1994 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information appearing under the caption "Security Ownership" set forth under "Election of Three Directors and Director Compensation" in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements and Supplementary Data. Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.

     (a)(2)  Financial Statement Schedules.

     Schedule III.    Condensed Financial Information of Registrant   . . . . . . . . . . . . . . . . . . . .  . . . . .   S-1

     Schedule V.      Consolidated Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . .  . . . . .   S-4

     Schedule VI.     Consolidated Accumulated Depreciation,
                      Depletion and Amortization of Property, Plant
                      and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .   S-5

     Schedule X.      Supplementary Consolidated Income Statement
                      Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .   S-6


     Other schedules of Battle Mountain Gold Company and subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     (a)(3) Exhibits: See attached exhibit index, page E-1, which also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601 (10)(iii) of Regulation S-K.

     (b)    Reports on Form 8-K:  None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BATTLE MOUNTAIN GOLD COMPANY

                                          By    /s/  R. DENNIS O'CONNELL
                                             --------------------------------
                                                    R. DENNIS O'CONNELL
                                               VICE PRESIDENT -- FINANCE AND
                                                  CHIEF FINANCIAL OFFICER

                                          Date: March 21, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ----------------------------    --------------
            /s/ KARL E. ELERS                   Chairman of the Board,          March 21, 1994
- ---------------------------------------------     Chief Executive Officer
               (KARL E. ELERS)                    and Director (Principal
                                                  Executive Officer)

          /s/  R. DENNIS O'CONNELL              Vice President -- Finance       March 21, 1994
- ---------------------------------------------     and Chief Financial
            (R. DENNIS O'CONNELL)                 Officer (Principal
                                                  Financial and Accounting
                                                  Officer)
              DOUGLAS J. BOURNE*
               DELO H. CASPARY*
             CHARLES E. CHILDERS*
               JACK R. CROSBY*
             JAMES H. ELDER, JR.*               A majority of the Directors     March 21, 1994
               RODNEY L. GRAY*                  of the Registrant
               J. HUGH LIEDTKE*
                 TED H. PATE*
            KENNETH R. WERNEBURG*
               WILLIAM A. WISE*

   *By    /s/ ROBERT J. QUINN
 --------------------------------------------
             (ROBERT J. QUINN
              ATTORNEY IN FACT)

                         BATTLE MOUNTAIN GOLD COMPANY
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET


                                                                                            December 31,
                                                                                  --------------------------------
                                                                                    1993                   1992
                                                                                    ----                   ----
                                                                                       (Expressed in thousands)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                                       $ 59,195              $  6,535
   Receivables:
     Subsidiaries*                                                                   35,561                36,605
     Other                                                                            5,518                 5,044
   Materials and supplies, at average cost                                            2,395                 2,795
   Other current assets                                                               5,744                 2,199
                                                                                    -------               -------
    TOTAL CURRENT ASSETS                                                            108,413                53,178
 Investments
   Subsidiaries*                                                                    348,819               340,932
   Other                                                                             27,842                21,161
 Net property, plant and equipment                                                   17,247                14,288
 Other assets                                                                         2,174                 2,649
                                                                                    -------               -------
 TOTAL ASSETS                                                                      $504,495              $432,208
                                                                                    =======               =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Short-term debt                                                                 $    510              $ 10,000
   Payables:
     Subsidiaries*                                                                        -                     -
     Other                                                                            1,803                 5,859
   Payroll and related benefits accrued                                               1,709                 2,216
   Accrued interest                                                                   6,000                 6,300
   Other current liabilities                                                          1,317                 1,583
                                                                                    -------               -------
    TOTAL CURRENT LIABILITIES                                                        11,339                25,958
 Long-term debt                                                                     100,000               112,500
 Deferred income tax                                                                  5,630                 6,508
 Other liabilities                                                                   17,966                17,463
                                                                                    -------               -------
     TOTAL LIABILITIES                                                              134,935               162,429

 SHAREHOLDERS' EQUITY                                                               369,560               269,779
                                                                                    -------               -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $504,495              $432,208
                                                                                    =======               =======




- --------------------------------------------------
*    Eliminated in consolidation

     This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in
     Item 8 herein.

                          BATTLE MOUNTAIN GOLD COMPANY
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENT OF INCOME

                                                                                Year Ended December 31,
                                                                  -------------------------------------------------
                                                                     1993                1992               1991
                                                                     ----                ----               ----
                                                                              (Expressed in thousands)
 GROSS REVENUE                                                   $   21,854        $    63,718         $   93,905
   Less:  Freight, allowances & royalties                               262                744                850
                                                                    -------            -------            -------
 NET SALES                                                           21,592             62,974             93,055
                                                                    -------            -------            -------
 COSTS AND EXPENSES
   Mining costs                                                       8,272             12,343              9,848
   Milling and other plant costs                                     14,213             27,540             29,805
   Depreciation, depletion and amortization                           4,684             11,040             11,575
   Exploration, evaluation and other lease                              636              2,260              8,655
     costs
   Asset write-downs                                                      -              6,000              5,573

   General and administrative expenses                                8,196             12,871             19,213
   Taxes, other than income                                           1,151              1,812              3,888
                                                                    -------            -------            -------

        Total costs and expenses                                     37,152             73,866             88,557
                                                                    -------            -------            -------

 OPERATING INCOME (LOSS)                                            (15,560)           (10,892)             4,498

 Interest income from subsidiares, net*                               2,722              4,094                118
 Other interest income, net                                             180                347              3,394
 Other income (expense), net                                             86             (1,523)              (668)
                                                                     ------            -------            -------

 INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY IN LOSSES OF SUBSIDIARIES AND
   CUMULATIVE EFFECTS OF ACCOUNTING
   CHANGES                                                          (12,572)            (7,974)             7,342
 Income tax expense (benefit)                                        (4,274)             3,553              2,454
                                                                     ------            -------            -------
 INCOME (LOSS) BEFORE EQUITY IN LOSSES
   OF SUBSIDIARIES AND CUMULATIVE
   EFFECTS OF ACCOUNTING CHANGES                                     (8,298)           (11,527)             4,888
 CUMULATIVE EFFECTS OF ACCOUNTING
   CHANGES (NET OF TAXES)**                                               -             (7,914)                 -
                                                                    -------            -------            -------
 INCOME (LOSS) BEFORE EQUITY IN LOSSES
   OF SUBSIDIARIES                                                   (8,298)           (19,441)             4,888
 Equity in income (losses) of subsidiaries                            3,893            (16,962)            (6,062)
                                                                    -------           -------             -------
 NET LOSS                                                        $   (4,405)       $   (36,403)        $   (1,174)
 Preferred dividends                                                  3,738                  -                  -
                                                                    -------           --------           --------
 NET LOSS TO COMMON SHARES                                       $   (8,143)       $   (36,403)        $   (1,174)
                                                                    =======           ========           ========

- --------------------------------------------------
*    Eliminated in consolidation

**   For 1992, includes adoption of SFAS No. 106 ($5,341) and SFAS No. 109
     ($2,573).

This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                          BATTLE MOUNTAIN GOLD COMPANY
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                    ------------------------------------------
                                                                       1993               1992           1991
                                                                       ----               ----           ----
                                                                            (Expressed in thousands)
 CASH FLOWS FROM OPERATING ACTIVIES:
 NET LOSS                                                         $   (4,405)       $   (36,403)    $    (1,174)
   Adjustments to reconcile net loss
    to cash flows from operating activities:
     Depreciation, depletion and amortization                          4,684             11,040          11,575
     Exploration and evaluation costs                                    636              2,260           8,655
     Asset write-downs                                                     -              6,000           5,573
     Gain from sale of assets                                           (741)                 -               -
     Cumulative effects of accounting changes                              -              7,914               -
     Reclamation costs                                                   582              1,682           2,799
     Equity in (income) losses of subsidiaries*                       (3,893)            16,962           6,062
     Deferred income tax benefit                                        (878)              (426)         (2,108)
     Change in current accounts receivable and
       payable with subsidiaries*                                      1,044             (1,017)        (22,938)
     Change in other current assets and
       liabilities                                                    (7,785)            (1,620)          2,197
     Other net changes                                                 2,486               (318)            623
                                                                     -------             ------         -------

 Total Adjustments                                                    (3,865)            42,477          12,438
                                                                     -------            -------          ------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                             (8,270)             6,074          11,264
                                                                     -------            -------          ------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                                       2,878              1,822               -
   Investment in subsidiaries*                                       (12,358)            (6,934)        (24,414)
   Investment in Crown Jewel                                          (7,595)            (6,862)         (5,179)
   Investment in Niugini Mining*                                           -             (8,220)        (16,440)
   Capital expenditures                                               (3,839)            (3,950)         (2,198)
   Exploration and evaluation expenditures                              (636)            (2,260)         (8,655)
   Dividends from subsidiaries*                                          823              7,296           7,265
   Other, net                                                            111                13             636
                                                                     -------            -------         -------

 NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (20,616)           (19,095)        (48,985)
                                                                     -------            -------         -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from stock issuances                                111,840                  -           1,065
   Cash proceeds from borrowings                                      30,500             94,335               -
   Cash dividend payments                                             (7,743)            (7,996)         (7,563)
   Debt repayments                                                   (53,051)           (71,835)              -
   Other, net                                                              -                  -               -
                                                                     -------             ------         -------

 NET CASH FLOWS FROM FINANCING ACTIVITIES                             81,546             14,504          (6,498)
                                                                     -------            -------          ------
 NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                       52,660              1,483         (44,219)
 CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                            6,535              5,052          49,271
                                                                     -------            -------          ------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   59,195        $     6,535     $     5,052
                                                                     =======            =======           =====
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

     Cash paid during the year for:
       Interest, net of amount capitalized                        $        4        $        15     $        93
       Income taxes, net                                          $      892        $     1,500     $     3,600




*    Eliminated in consolidation

This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                                                                     SCHEDULE V
                         BATTLE MOUNTAIN GOLD COMPANY
                   CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

                                             Cumulative
                             Balance at       Effect of                                                         Balance at
                             Beginning       Accounting         Additions      Retirements        Other           End of
                             of Period        Change(1)          at Cost         or Sales        Changes          Period
                            ------------    -------------      -----------     ------------      -------        ----------
                                                                (Expressed in thousands)
 For the Year Ended
 December 31, 1993
   Leasehold & Mine
     Development             $ 85,805            na         $ 16,679            $      -         $  6,966        $109,450
   Mining, Milling &
     Other Equipment          281,606            na           29,210              16,622           (8,789)        285,405
   Acquisition
     Premium (2)              255,466            na            6,349                   -          (15,021)        246,794
   Other                        1,393            na              224                 280            1,502           2,839
                              -------                        -------             -------          -------         -------
                             $624,270                       $ 52,462(3)         $ 16,902         $(15,342)       $644,488
                              =======                        =======             =======          =======         =======


 For the Year Ended
 December 31, 1992
   Leasehold & Mine
     Development             $ 92,966        $      -        $  2,364          $  (8,258)        $ (1,267)       $ 85,805
   Mining, Milling &
     Other Equipment          207,896               -          82,735             (7,315)          (1,710)        281,606
   Acquisition
     Premium (2)              228,274            16,491         8,938                  -            1,763         255,466
   Other                        3,821               -           1,735             (2,467)          (1,696)          1,393
                              -------         ---------       -------            -------          -------         -------
                             $532,957        $   16,491      $ 95,772(4)       $ (18,040)        $ (2,910)       $624,270
                              =======         =========       =======           ========          =======         =======


 For the Year Ended
 December 31, 1991
   Leasehold & Mine
     Development             $ 63,026             na         $  30,597          $   (440)        $   (217)       $ 92,966
   Mining, Milling &
     Other Equipment          163,867             na            48,338            (4,725)             416         207,896
   Acquisition
     Premium (2)              160,928             na            66,173                 -            1,173         228,274
   Other                        5,450             na                14              (470)          (1,173)          3,821
                              -------                          -------           -------          -------         -------
                             $393,271                        $ 145,122(5)       $ (5,635)        $    199        $532,957
                              =======                          =======           =======          =======         =======

(1) Consists of a Capitalized Deferred Tax Charge in connection with the Westworld purchase resulting from the adoption of SFAS No. 109. (See Note 6 of Notes to Consolidated Financial Statements.)

(2) "Acquisition Premium" reflects the fair value attributed to the Company's share of the Lihir project and the Kori Kollo gold deposit at the date of acquisition in excess of Niugini Mining's and Inti Raymi's historical cost basis, respectively.

(3) Additions at cost for 1993 include $6.7 million in capitalized interest in connection with Niugini Mining's Lihir project and plant construction at Inti Raymi's Kori Kollo mine. Additions at cost also include development of the Reona Project, the Red Dome mine extension, development at the San Cristobal mine, development of the Lihir project and plant construction expenditures for the Kori Kollo mine. (See Note 8 of Notes to Consolidated Financial Statements.)

(4) Additions at cost for 1992 include $8.9 million in interest capitalized in connection with Niugini Mining's Lihir project and plant construction at Inti Raymi's Kori Kollo mine. Additions also include the capitalization of a heap leach facility at the Battle Mountain complex. (See Note 8 of Notes to Consolidated Financial Statements.)

(5) Additions at cost for 1991 include $6.0 million in interest capitalized in connection with Niugini Mining's Lihir project. Additions at cost for 1991 also include the San Luis development, the Red Dome acquisition, additional development at San Cristobal, development of the Kori Kollo mine and the acquisition of an additional 34 percent equity interest in the Kori Kollo mine. The Company issued 8.2 million shares of stock (valued at $65.9 million) for such additional interest. (See Note 8 of Notes to the Consolidated Financial Statements.)

                                                                     SCHEDULE VI

                          BATTLE MOUNTAIN GOLD COMPANY
              CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                     Balance at         Charged                                                  Balance at
                                      Beginning            to            Retirements            Other              End of
                                      of Period         Expense           or Sales              Changes            Period
                                      ---------         -------         -------------         ----------         ----------

                                                                     (expressed in thousands)
 For the Year Ended
 December 31, 1993
   Leasehold & Mine
     Development                       $ 49,754          $ 5,850           $      -             $ 17,204           $ 72,808
   Mining, Milling &
     Other Equipment                    112,116           26,956            (14,675)             (19,409)           104,988
   Acquisition Premium                    4,867            8,583                  -                    -             13,450
   Other                                    290                -                  -                 (290)                 -
                                        -------           ------            -------              -------            -------
                                       $167,027          $41,389           $(14,675)            $ (2,495)          $191,246
                                        =======           ======            =======              =======            =======





 For the Year Ended
 December 31, 1992
   Leasehold & Mine
     Development                       $ 37,704          $20,263(1)        $ (8,896)            $    683           $ 49,754
   Mining, Milling &
     Other Equipment                     66,258           48,212(2)          (1,755)                (599)           112,116
   Acquisition Premium                    1,855            3,012                  -                    -              4,867
   Other                                    533             (243)                 -                    -                290
                                        -------            -----            -------              -------            -------
                                       $106,350         $ 71,244           $(10,651)            $     84           $167,027
                                        =======          =======            =======              =======            =======



 For the Year Ended
 December 31, 1991
   Leasehold & Mine
     Development                       $ 28,390         $  9,348           $      -             $    (34)          $ 37,704
   Mining, Milling &
     Other Equipment                     50,046           16,929             (3,571)               2,854             66,258
   Acquisition Premium                        -            1,855                  -                    -              1,855
   Other                                    516               17                  -                    -                533
                                        -------          -------            -------              -------            -------
                                       $ 78,952         $ 28,149           $ (3,571)            $  2,820           $106,350
                                        =======          =======            =======              =======            =======

(1) Includes write-downs of $12.2 million, for the impairment in value of certain of the Company's assets (See Note 2 of Notes to Consolidated Financial Statements).

(2) Includes write-downs of $20.4 million, for the impairment in value of certain of the Company's assets (See Note 2 of Notes to Consolidated Financial Statements).

                                                                      SCHEDULE X



                          BATTLE MOUNTAIN GOLD COMPANY

            SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION


                                                                           Year Ended December 31,
                                                                  ---------------------------------------

                                                                1993                1992                 1991
                                                                ----                ----                 ----
                                                                          (expressed in thousands)
 MAINTENANCE AND REPAIRS                                     $   16,798             $ 22,395             $ 18,259
                                                                =======               ======               ======


 NEVADA NET PROCEEDS TAX                                     $        -             $    149             $  2,194
                                                                =======               ======               ======

                               INDEX OF EXHIBITS

Exhibit No.               Document
- -----------               --------
*3(a)             --      Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988 (Exhibit
                          4(a) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14,
                          1994; Registration No. 33-51921).


*3(b)             --      Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred
                          Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on
                          January 14, 1994; Registration No. 33-51921).

*3(c)             --      Bylaws of the Company, as amended through April 27, 1988 (Exhibit 3(b) to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended March 31, 1988; File No. 1-9666).

*4(a)(1)          --      Rights Agreement, dated November 10, 1988, between the Company and NCNB Texas National Bank, as Rights
                          Agent (Exhibit to the Company's Form 8 filed with the Commission on November 30, 1988, amending the
                          Company's Current Report on Form 8-K dated November 21, 1988; File No. 1-9666).

*4(a)(2)          --      First Amendment to Rights Agreement, dated July 30, 1992, between the Company and the Bank of New York, as successor Rights Agent (Exhibit 4(a)(2) to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1992; File No. 1-9666).

*4(b)             --      Specimen Stock Certificate for the Common Stock of the Company (Exhibit 4(b) to the Company's Annual
                          Report on Form 10-K for the year ended December 1, 1988; File No. 1-9666).

*4(c)             --      Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and Citibank, N.A.,
                          Fiscal Agent (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1989; File No. 1-9666).

*4(d)             --      Credit Agreement, dated as of December 29, 1989, among the Company, the banks named therein and Citibank,
                          N.A., as agent, as amended (Exhibit 4(a) to the Company's Ouarterly Report on Form 10-Q for the quarter ended June 30, 1992; File No. 1-9666).

*4(e)             --      Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi S.A. and International
                          Finance Corporation (Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1992; File No. 1-9666).

*4(f)             --      Finance Agreement, dated as of September 14, 1992, between Empresa Minera Inti Raymi S.A. and Overseas
                          Private Investment Corporation (Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

*4(g)             --      Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de
                          Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(a)(1)        --      Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan, as amended through September 1, 1988
                          (Exhibit 10(a) to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 as
                          filed with the Commission on September 2, 1988; Registration No. 33-22146).

+*10(a)(2)        --      Amendment to Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan dated February 23, 1992
                          (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+*10(a)(3)        --      Specimen of Deferred Income Stock Option Agreement for non-employee directors of the Company, as amended and restated (Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1992; File No. 1-9666).

+*10(a)(4)        --      Specimen of Deferred Income Stock Option Agreement for officers of the Company, as amended and restated
                          (Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+*10(b)(1)        --      1985 Stock Option Plan of the Company, as amended and restated effective April 7, 1993 (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File No. 1-9666).

+*10(b)(2)        --      Specimen of the Company's 1985 Stock Option Plan Non-Qualified Stock Option Agreement for executive officers of the Company (Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993; File No. 1-9666).





+*10(b)(3)        --      Specimen of the Company's 1985 Stock Option Plan Incentive Stock Option Agreement for executive officers of the Company (Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 1993; File No. 1-9666).

+*10(c)(1)        --      Battle Mountain Gold Company 1986 Restricted Stock Plan, as amended and restated (Exhibit 4(d) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988; File No. 1-9666).

+*10(c)(2)        --      Specimen of Agreement under the Company's 1986 Restricted Stock Plan (Exhibit 10(c)(2) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(d)(1)        --      Battle Mountain Gold Company 1988 Long-Term Performance Unit Plan, as amended and restated effective
                          July 1, 1992 (Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1992; File No. 1-9666).

+*10(d)(2)        --      Specimen of Agreement under the Company's 1988 Long-Term Performance Unit Plan (Exhibit 10(d)(2) to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(e)(1)        --      Battle Mountain Gold Company Deferred Compensation Plan (Exhibit 10(b) to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(e)(2)        --      Specimen of the Company's Deferred Compensation Agreement for directors of the Company (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986; File No. 0-13728).

+*10(f)(1)        --      Battle Mountain Gold Company Executive Supplemental Retirement Income Plan (Exhibit 10(f)(1) to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+.*10(f)(2)       --      Specimen of the Company's Executive Supplemental Retirement Income Plan Agreement (Exhibit 10(f)(2) to
                          the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).





+.*10(f)(2)       --      Specimen of the Company's Executive Supplemental Retirement Income Plan Agreement (Exhibit 10(f)(2) to
                          the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(g)(1)        --      Specimen of the Company's Severance Agreements with officers of the Company regarding certain benefits payable in the event of change of control of the Company (Exhibit 10(f) to the Company's Annual Report
                          on Form 10-K for the year ended December 31, 1986; File No. 0-13728).

+*10(g)(2)        --      Severance Agreement, dated June 5, 1992, between the Company and R. Dennis O'Connell (Exhibit 10(g)(2)
                          to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(h)           --      Battle Mountain Gold Company Contribution Equalization Plan, as amended and restated effective as of
                          January 1, 1992 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1992; File No. 1-9666).

+10(i)            --      Battle Mountain Gold Company Executive Productivity Bonus Plan, as amended and restated effective
                          January 1, 1994.


*10(j)(1)         --      Battle Mountain Gold Company Non-Qualified Stock Option Plan for Outside Directors.  (Exhibit 10(m) to
                          the Company's Annual Report on Form 10-K for the year ended December 31, 1991; File No. 1-9666).

*10(j)(2)         --      Specimen of Director's Stock Option Agreement under the Company's Non-Qualified Stock Option Plan for
                          Outside Directors (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1992; File No. 1-9666).

*10(k)            --      Heads of Agreement, dated March 23, 1989, among the Company, Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1988; File No. 1-9666).

*10(l)            --      Mining Lease, dated May 5, 1987, granted by the Queensland (Australia) Department of Mines to Pajingo
                          Gold Mine Pty. Ltd. (Exhibit 28(a) to the Company's Current Report on Form 8-K dated February 14, 1990;
                          File No. 1-9666).

*10(m)            --      Mining Lease, dated October 1, 1987, as amended, between Earth Sciences, Inc. and Battle Mountain Gold
                          Company (Exhibit 28(b) to the Company's Current Report on Form 8-K dated February 14, 1990; File No.
                          1-9666).

11                --      Computation of Earnings Per Common Share.






12                --      Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred
                          Dividends.

21                --      Subsidiaries of the Company.

23(a)             --      Consent of Arthur Andersen & Co.

23(b)             --      Consent of Coopers & Lybrand.

23(c)             --      Consent of Moreno Munoz y Cia.

24                --      Powers of Attorney

________________________

*        Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(10)(iii) of Regulation S-K.

. Pursuant to Instruction 2 accompanying paragraph (a) and the Instruction accompanying paragraph (b)(10)(iii)(B)(6) of Item 601 of Regulation S-K, the registrant has not filed each executive officer's individual Executive Supplemental Retirement Income Agreement with the Company as an exhibit hereto; the registrant has agreements substantially identical to Exhibit 10(f)(2) above with each of Karl E. Elers, Kenneth R. Werneburg, Andre Douchane, Joseph L. Mazur, R. Dennis O'Connell, Robert J. Quinn and Fred B. Reisbick except that the monthly benefits for such executive officers under such agreements are $12,917, $10,292, $6,083, $6,125, $6,458, $5,750 and $4,417,
         respectively. In addition, the registrant has not filed each executive officer's individual Severance Agreement with the Company as an exhibit hereto; the registrant has agreements substantially identical to Exhibit 10(g)(1) above with each of Messrs. Elers, Werneburg, Mazur, Quinn, Douchane and Reisbick.

                               APPENDIX TO 10-K

        re graphics on page 5

The graphics on page 5 consist of maps depicting the Company's mines and offices in North America, South America and the Austral Pacific. The North America map references the following Company offices: BMG's headquarters in Houston, Texas; BMG's North American Regional Office in Denver, Colorado; BMG's Latin American Exploration Office in Tucson, Arizona; and BMG's U.S. Exploration Office in Reno, Nevada. The North America map also includes the following operating locations: the San Luis Mine in southern Colorado; the Battle Mountain complex in northern Nevada; and the Crown Jewel Project in northeast Washington. The South America map references BMG's South American Regional Office and Inti Raymi's headquarters in La Paz, Bolivia; the Kori Kollo mine in central Bolivia; and the San Cristobal mine in northern Chile. The Austral Pacific map references Niugini Mining's office in Sydney, Australia; BMG's Australian Exploration Office in Perth, Australia; the Red Dome and Pajingo mines in northeastern Australia; and the Lihir Project northeast of mainland Papua New Guinea.