Form 10-Q
period 1994-03-31
BATTLE MOUNTAIN GOLD CO
filed 1994-05-16
CIK 771498

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994.

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-9666
                             ---------------------
                          BATTLE MOUNTAIN GOLD COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                      76-0151431
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

               333 CLAY STREET, 42ND FLOOR, HOUSTON, TEXAS 77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (713) 650-6400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ---------------------

                                      NONE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF
                           CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No

     Number of shares of common stock outstanding as of the latest practicable date, May 9, 1994: 80,365,577
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX


                                                                                                Page
                                                                                                ----
Part I.    Financial Information

           Condensed Consolidated Balance Sheet at
           March 31, 1994, and December 31, 1993  . . . . . . . . . . . . . . . . . . . . .       1

           Condensed Consolidated Statement of Income
           for the three months ended March 31, 1994,
           and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

           Condensed Consolidated Statement of
           Cash Flows for the three months ended
           March 31, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

           Notes to Condensed Consolidated Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

           Statistical Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

           Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

Part II.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                        March 31,             December 31,
                                                                                         1994                     1993
                                                                                       ---------              -----------
                                                                                          (Expressed in thousands)
 ASSETS
   Current assets
     Cash and cash equivalents                                                          $103,661                $115,338
     Accounts receivable                                                                  27,313                  37,349
     Inventories                                                                           4,906                   1,068
     Materials and supplies, at average cost                                              24,950                  22,916
     Other current assets                                                                  6,098                   3,949
                                                                                        --------                --------
        Total current assets                                                             166,928                 180,620

     Investments                                                                          30,858                  28,111
     Net property, plant and equipment                                                   461,382                 453,242
     Other assets                                                                          6,952                   6,179
                                                                                        --------                --------
 TOTAL ASSETS                                                                           $666,120                $668,152
                                                                                        ========                ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current maturities of long-term debt                                               $ 13,431                $ 13,431
     Accounts payable                                                                     10,298                  13,171
     Payroll and related benefits accrued                                                  3,140                   2,354
     Accrued interest                                                                      3,350                   6,527
     Other current liabilities                                                             4,239                   4,789
                                                                                        --------                --------
        Total current liabilities                                                         34,458                  40,272

     Long-term debt                                                                      179,053                 179,053
     Other liabilities                                                                    25,009                  24,607
                                                                                        --------                --------
        Total liabilities                                                                238,520                 243,932
     Minority interest                                                                    57,422                  54,660
     Shareholders' equity                                                                370,178                 369,560
                                                                                        --------                --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $666,120                $668,152
                                                                                        ========                ========



The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                              ------------------------------
                                                                                                1994                  1993
                                                                                                  (Expressed in thousands
                                                                                                 except per share amounts)
 GROSS REVENUE                                                                                $ 52,778              $ 59,975
  Less: Freight, allowances & royalties                                                          1,861                 6,030
                                                                                              --------              --------
 NET SALES                                                                                      50,917                53,945
                                                                                              --------              --------

 COSTS AND EXPENSES
   Mining costs                                                                                  6,936                10,913
   Milling and other plant costs                                                                17,559                27,148
   Depreciation, depletion and amortization                                                     11,703                10,701
   Exploration, evaluation and other lease costs                                                 2,651                 2,050
   General and administrative expenses                                                           4,290                 4,370
   Taxes, other than income                                                                        596                   751
                                                                                              --------              --------
         Total                                                                                  43,735                55,933
                                                                                              --------              --------

 OPERATING INCOME (LOSS)                                                                         7,182                (1,988)

   Interest income                                                                               1,416                   592
   Interest expense                                                                             (2,298)               (1,581)
   Other income (expense), net                                                                      69                (1,429)
                                                                                              --------               -------
 INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                                         6,369                (4,406)
   Income tax expense (benefit)                                                                  2,029                (3,253)
   Minority interest                                                                            (1,492)               (2,012)
                                                                                              --------               -------

 NET INCOME (LOSS)                                                                            $  2,848              $ (3,165)
   Preferred dividends                                                                           1,869                    --
                                                                                              --------              --------
 NET INCOME (LOSS) TO COMMON SHARES                                                           $    979              $ (3,165)
                                                                                              ========              ========


 INCOME (LOSS) PER COMMON SHARE                                                               $    .01              $   (.04)
                                                                                              ========              ========

 DIVIDENDS PER COMMON SHARE                                                                   $   .025              $   .025
                                                                                              ========              ========

 AVERAGE COMMON SHARES OUTSTANDING
   FOR INCOME (LOSS) PER SHARE PURPOSES (See Note 2)                                            85,693                80,016


The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                              --------------------------------
                                                                                                1994                    1993
                                                                                                  (Expressed in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                                            $  2,848                $ (3,165)
 Adjustments to reconcile net income (loss) to cash flows from operating activities:
   Depreciation, depletion and amortization                                                     11,703                  10,701
   Exploration and evaluation costs                                                              1,683                   1,180
   Accrued reclamation costs                                                                       219                     468
   Change in current assets and liabilities                                                      1,827                  (3,839)
   Other net changes                                                                                49                   2,086
                                                                                              --------                --------
 Total Adjustments                                                                              15,481                  10,596
                                                                                              --------                --------

 NET CASH FLOWS FROM OPERATING ACTIVITIES                                                       18,329                   7,431
                                                                                              --------                --------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Crown Jewel                                                                    (1,338)                 (1,788)
   Capital expenditures                                                                        (21,994)                (24,632)
   Exploration and evaluation expenditures                                                      (1,683)                 (1,180)
   Other, net                                                                                   (1,453)                    643
                                                                                              --------                --------

 NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                   (26,468)                (26,957)
                                                                                              --------                --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from borrowings                                                                    --                  24,455
   Cash dividend payments                                                                       (3,877)                 (2,000)
   Debt repayments                                                                                (102)                 (7,000)
   Other, net                                                                                      321                     (50)
                                                                                              --------                --------

 NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                             (3,658)                 15,405
                                                                                              --------                --------


 EFFECT OF EXCHANGE RATE CHANGES                                                                   120                     356
                                                                                              --------                --------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (11,677)                 (3,765)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                115,338                  45,377
                                                                                              --------                --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $103,661                $ 41,612
                                                                                              ========                ========




The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  General Information

                 The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management of Battle Mountain Gold Company ("BMG"), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly owned and majority-owned subsidiaries (the "Company"). Majority-owned, non-corporate joint ventures are proportionately consolidated. Non-corporate joint ventures in which the Company owns less than a majority interest and has the ability to exercise significant influence are proportionately consolidated, while such corporate joint ventures are accounted for by the equity method. All other joint ventures are carried at cost. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1993.


Note 2.  Earnings (Loss) Per Share

                 For the three months ended March 31, 1994, earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares reserved for issuance upon conversion of the Company's $100 million 6 percent convertible subordinated debentures due January 2005 and upon exercise of outstanding stock options. Common stock equivalents and other dilutive securities are not included in the computation of the loss per share of the 1993 period because of their anti-dilutive effect. Because the effect of conversion of the Company's $3.25 convertible preferred stock into common stock would be anti-dilutive, fully diluted earnings per share are not presented.

Note 3.  Debt

                 As of March 31, 1994, long-term debt included BMG's $100 million convertible subordinated debentures due January 2005, and $92.5 million owed by the Company's majority-owned subsidiary Empresa Minera Inti Raymi, S.A., a Bolivian precious metals mining company ("Inti Raymi"), under project financing agreements with three international lending agencies. Inti Raymi's project financing debt includes $13.4 million which is due on or before March 31, 1995, and is classified as a current liability as of March 31, 1994. The proceeds from the borrowings under the project financing agreements were used to fund the construction and development of Inti Raymi's Kori Kollo mining and processing facilities in Bolivia.

                 As of March 31, 1994, approximately $103 million remained available under a committed revolving credit agreement. Available commitments under this agreement decrease by $9.4 million each quarter through December 31, 1996. There have been no borrowings under this agreement in 1994.

                 During the second quarter of 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements referred to above. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements. Subject to other restrictions in the financing agreements on the use of its cash and meeting other financial tests, Inti Raymi may generally pay dividends in any fiscal year of Inti Raymi ending September 30 up to the amount of Inti Raymi's net income for the preceding fiscal year.

                 On March 21, 1994, Inti Raymi paid $.7 million to purchase interest rate caps to mitigate its exposure to interest rate risk for the floating rate debt associated with the financing of Inti Raymi's Kori
Kollo project. These caps gradually escalate from 4.5 percent in June 1994 to 7.2 percent in late 1997. The majority of interest rate exposure related to the Kori Kollo project financing has been hedged through December 1997.

Note 4.  Subsequent Events

                 In March 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel Project, to suspend quarterly payments of $1 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. On May 10, 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to make subsequent $1 million payments. As part of its agreement to resolve these issues, BMG will acquire the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration to be paid by BMG to the co-venturer for the additional earn-in right totals $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers
1.6 million ounces of gold from the project at which time BMG's interest will revert to 51 percent.

                      STATISTICAL INFORMATION (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                   1994           1993
                                                                                  ------        --------
BATTLE MOUNTAIN COMPLEX Operating Data
  Production statistics
    Gold recovered (000s oz)                                                          12             28
    Silver recovered (000s oz)                                                        24             58
- - -------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (2)
    Cash production costs                                                         $  197        $   385
    Taxes, other than income                                                          16             12
    DD&A                                                                             158             13
                                                                                  ------        -------
    Total operating costs                                                         $  371        $   410
- - -------------------------------------------------------------------------------------------------------
SAN LUIS Operating Data
  Production statistics
    Gold recovered (000s oz)                                                          20             15
    Silver recovered (000s oz)                                                         5              7
- - -------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (2)
    Cash production costs                                                         $  220        $   267
    Taxes, other than income                                                          10             15
    DD&A                                                                              64             81
                                                                                  ------        -------
    Total operating costs                                                         $  294        $   363
- - -------------------------------------------------------------------------------------------------------
PAJINGO Operating Data
  Production statistics
    Gold recovered (000s oz)                                                           7              9
    Silver recovered (000s oz)                                                        26             38
- - -------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (2)
    Cash production costs                                                         $  214        $   183
    Taxes, other than income                                                           2              1
    DD&A                                                                              40             42
                                                                                  ------        -------
    Total operating costs                                                         $  256        $   226
- - -------------------------------------------------------------------------------------------------------
KORI KOLLO Operating Data
  Production statistics
    Gold recovered BMG share (000s oz) (1)                                            66             31
    Silver recovered BMG share (000 oz) (1)                                          366            255
    Gold recovered (000s oz)                                                          77             36
    Silver recovered (000s oz)                                                       425            300
- - -------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (2)
    Cash production costs                                                         $  143        $   160
    Taxes, other than income                                                          --              1
    DD&A                                                                              90            116
                                                                                  ------        -------
    Total operating costs                                                         $  233        $   277
- - -------------------------------------------------------------------------------------------------------



(1) Reflects BMG's 85 percent equity interest through February 28, 1994 and 88 percent thereafter.

(2) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.

                      STATISTICAL INFORMATION (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  ---------------------
                                                                                   1994           1993
                                                                                  ------        -------
SAN CRISTOBAL Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                                              8              7
    Silver recovered BMG share (000s oz)(3)                                           18             19
    Gold recovered (000s oz)                                                          14             12
    Silver recovered (000s oz)                                                        34             34
- - -------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (2)
    Cash production costs                                                         $  347        $   336
    Taxes, other than income                                                          --             --
    DD&A                                                                              67             83
                                                                                  ------        -------
    Total operating costs                                                         $  414        $   419
- - -------------------------------------------------------------------------------------------------------
RED DOME Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                                              4              8
    Silver recovered BMG share(000s oz)(3)                                            15             96
    Copper recovered BMG share (000s lbs)(3)                                       1,351          1,848
    Gold recovered (000s oz)                                                           7             16
    Silver recovered (000s oz)                                                        28            168
    Copper recovered (000s lbs)                                                    2,566          3,272
- - -------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (2)
    Cash production costs                                                         $  281        $   151
    Taxes, other than income                                                          --             --
    DD&A                                                                               3             22
                                                                                  ------        -------
    Total operating costs                                                         $  284        $   173
- - -------------------------------------------------------------------------------------------------------
AGGREGATE DATA
    Gold recovered BMG share (000s oz)                                               117             98
    Gold sales BMG share (000s oz)                                                   112            112
    Gold recovered (000s oz)                                                         137            116
    Gold sales (000s oz)                                                             130            141
    Average price realized per oz                                                 $  385        $   347
- - -------------------------------------------------------------------------------------------------------
    Silver recovered BMG share (000s oz)                                             454            473
    Silver sales BMG share (000s oz)                                                 441            572
    Silver recovered (000s oz)                                                       542            605
    Silver sales (000s oz)                                                           518            778
    Average price realized per oz                                                 $ 5.30        $  3.61
- - -------------------------------------------------------------------------------------------------------
    Copper sales (000s lbs)                                                           --          7,097
    Average copper price realized per lb.                                         $   --        $  1.02
- - -------------------------------------------------------------------------------------------------------
    Weighted Average Cost Per Equivalent Gold Ounce (2)
      Cash production costs                                                       $  185        $   246
      Taxes, other than income                                                         3              6
      DD&A                                                                            84             63
                                                                                  ------        -------
      Total operating costs                                                       $  272        $   315
- - -------------------------------------------------------------------------------------------------------


(2) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.

(3) Reflects BMG's 52.6 percent equity interest in 1994 and 56.5 percent equity interest in 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                 This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the calendar year 1993 and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

Liquidity and Capital Resources

                 As of March 31, 1994, the Company had net working capital of $132.5 million and a current ratio of 4.8 to 1 as compared with net working capital of $140.3 million and a current ratio of 4.5 to 1 at December 31, 1993. The decrease in working capital resulted primarily from the use of cash for capital expenditures. A decrease in accounts receivable of $10 million was attributable primarily to the collection of receivables from a shipment made late in 1993 at the Red Dome mine. Product inventory increased by $3.8 million, primarily due to the timing of shipments at the Red Dome mine. A $2.0 million increase in materials and supplies inventories resulted from a continued build-up at the Kori Kollo sulfide mine in Bolivia to help assure an adequate supply of critical maintenance and repair parts at this remote location. Of the Company's $132.5 million net working capital at March 31, 1994, $42.8 million was attributable to the Company's majority-owned subsidiary Niugini Mining Limited, a Papua New Guinea precious metals mining company ("Niugini Mining"), and $36.8 million was attributable to Inti Raymi.

                 Financing

                 As of February 9, 1994, BMG has effective a registration statement under the Securities Act of 1933 for what is commonly referred to as a "universal shelf" filing covering up to $200 million of debt securities, preferred stock, depositary shares, common shares and warrants, which BMG may elect to offer from time to time and in any combination. BMG currently has no specific plans for the issuance of any securities under this registration statement.

                 BMG can borrow funds under a committed revolving credit agreement, which is scheduled to expire on December 31, 1996. Scheduled $9.4 million quarterly reductions in commitments under the agreement began on March 31, 1993, and will continue until the agreement expires. As of March 31, 1994, the remaining availability under this agreement was $103 million. This agreement contains certain financial covenants as well as restrictions on additional dispositions of major assets and the payment of dividends. These restrictions are not expected to affect planned operations. In May 1994, the credit agreement was amended to permit Niugini Mining to pledge its Red Dome mine assets to secure a portion of the financing for its acquisition of an additional ownership interest in the Lihir project. As of May 9, 1994, no borrowings were outstanding under this agreement. BMG may borrow an additional $15 million through a separate uncommitted revolving credit facility. As of May 9, 1994, the Company had utilized a portion of this facility to issue $4.8 million principal amount of letters of credit to satisfy certain regulatory environmental bonding requirements.

                 Inti Raymi has borrowed funds from three international agencies, the Overseas Private Investment Corporation ("OPIC") ($40 million), the International Finance Corporation ("IFC") ($40 million) and the Corporacion Andina de Fomento ($15 million) under three separate but coordinated financing agreements. These agreements provided most of the funding necessary for the development of Inti Raymi's Kori Kollo mine. Each of these agreements imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders, and limits additional fixed asset purchases or dispositions, debt and liens. As of May 9, 1994, Inti Raymi owed an aggregate of $92.4 million under these agreements. The IFC agreement includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time, at IFC's option, into a 3.98 percent ownership interest in Inti Raymi. Other than the convertible portion, loans under the agreements are to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices (currently in excess of $430 per ounce of gold).

                 During the second quarter of 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements referred to above. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements. Subject to other restrictions in the financing agreements on the use of its cash and meeting other financial tests, Inti Raymi may generally pay dividends in any fiscal year of Inti Raymi ending September 30 up to the amount of Inti Raymi's net income for the preceding fiscal year.

                 In March 1994, the Company entered into an agreement to increase its ownership interest in Inti Raymi to 88 percent from 85 percent by purchasing additional shares of common stock from Zeland Mines S.A. for $5.2 million.

                 The Company does not currently expect Niugini Mining to pay dividends because of Niugini Mining's business commitments and plans for its working capital (see "Development Projects" below).

                 Development Projects

                 At present, the Company has interests in five projects which have matured beyond the evaluation stage.

                 Reona Project - BMG has commenced development of the Reona project in the Copper Canyon area of the Battle Mountain complex. The cost of developing the project is estimated to be approximately $22.7 million, of which $4.5 million has been spent through March 31, 1994. The estimated cost of the project has increased due to the inclusion of certain pre-mining stripping costs that were not included in the original estimate and cost revisions due to a more aggressive completion schedule. The project could potentially be impacted by proposed federal legislation to amend or replace the General Mining Law.

              Cindy Project - In Queensland, Australia, BMG is proceeding with the $3.4 million development of the Cindy ore deposit, containing approximately 42,500 ounces of gold. Through March 31, 1994, $.4 million has been spent on this development project. Ore from the Cindy deposit is to be processed at the existing Pajingo milling facility beginning in September 1994 and is expected to extend the productive life of the Pajingo district to October 1995.

              Crown Jewel Project - BMG is continuing to seek permits for the Crown Jewel project in Washington state. BMG expects to construct a 3,000 ton per day milling facility with start-up in the fall of 1996, depending on the length of the permitting process, the effect of possible legal challenges by project opponents and the potential impact of legislation recently signed by the governor of the State of Washington and of proposed changes to federal laws affecting mining projects. The delays in obtaining permits for the Crown Jewel project relate primarily to delays in regulatory approvals for certain site data collection activities and the time taken for agency development of certain wildlife studies.

              In March 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel Project, to suspend quarterly payments of $1 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. On May 10, 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to make subsequent $1 million payments. As part of its agreement to resolve these issues, BMG will acquire the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration to be paid by BMG to the co-venturer for the additional earn-in right totals $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers
1.6 million ounces of gold from the project at which time BMG's interest will revert to 51 percent.


              To earn the 54 percent ownership interest in the project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. Under the amended terms of the joint venture agreement, the minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, including acquisition costs, are currently estimated to be approximately $103.8 million, of which, as of March 31, 1994, $35.3 million ($26.8 million of which has been capitalized) has been incurred. The current estimate of $103.8 million includes approximately $8.5 million related to the acquisition of the additional 3 percent interest in the project. Management expects that BMG should be able to recover more than its total investment in the project from its 54 percent interest in the project's operating cash flows, based on current market conditions and current expectations of the timing of obtaining permitting.

                 Red Dome Expansion - Niugini Mining is proceeding with the expansion of the existing Red Dome pit. It is estimated that the total cost of the expansion will be approximately $27.8 million, of which $23.5 million had been spent through March 31, 1994. The increase in total cost estimate is primarily due to corrections of problems related to a pit wall slippage. The expansion, scheduled to be completed in the second quarter of 1994, is expected to extend the life of the mine through 1996.

                 Lihir Project - The Lihir Project is located on the east coast of Lihir Island in Papua New Guinea ("PNG"). Niugini Mining owns a 20 percent interest (of which 12 percent is a carried interest and 8 percent is a contributing interest) in a state-issued Exploration License covering the Lihir project. The current term of the Exploration License will continue in respect to the project area until a decision is made by the PNG government regarding the Special Mining Lease application which has been submitted by the joint venture. Niugini Mining's interest is subject to a joint venture agreement with a subsidiary of RTZ Corporation plc, the manager of the Lihir project. Discussions are continuing among the PNG government and the joint venturers regarding the timing and conditions of project development and the allocation of equity interests in the project. As of March 31, 1994, the carrying value of the Company's investment in the Lihir Project was approximately $136 million.

                 New Reserve Potential

                 BMG is continuing to evaluate the feasibility of mining and milling deposits of low grade sulfide mineralization known as the Phoenix milling project located in the Copper Canyon area of the Battle Mountain complex. Feasibility evaluation of this mineralization is expected to be completed in 1994.

                 At Niugini Mining's Mungana project in the Red Dome area prefeasibility studies are underway to determine the existence of sufficient ore to warrant proceeding with feasibility and permitting activities.

                 Government Regulation

                 All of the Company's mining and processing operations are subject to reclamation requirements. The Company believes it is making sufficient accruals for known reclamation obligations. Such accruals, amounting to an aggregate of $10 million at March 31, 1994, are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain complex, assuming the Reona project is developed as currently permitted and the Phoenix project proceeds, aggregate reclamation expenditures required to be spent in the area are expected to amount to approximately $7.7 million. The Company has already spent $2.4 million for reclamation and $4.6 million remains accrued at March 31, 1994. Estimated reclamation obligations and related amounts accrued as of March 31, 1994, respectively, for each of the Company's other operating mines are as follows: San Luis $3.3 million and $1.1 million, Pajingo $2.6 million and $.9 million, Kori Kollo $10 million and $.6 million, Red Dome $4.2 million and $2.8 million. Reclamation expenditures for the Company's San Cristobal mine are not expected to be material.

                 Exploration and Capital Expenditures

                 The Company currently estimates that it will spend approximately $14 million on its 1994 exploration programs to identify potential additional mineral deposits. Of this amount, 16 percent is budgeted to be spent in North America, 29 percent in Latin America and the Caribbean, 30 percent in Australia and the South Pacific and 25 percent in various countries by Niugini Mining.

                 The Company has budgeted $56.7 million for capital expenditures for 1994, which includes $13.8 million for construction and development of the Reona project, $7.8 million for the Red Dome expansion, lesser amounts for development of the Crown Jewel, Phoenix, Cindy, Lihir and Kori Kollo expansion projects and $14.1 million for additions and replacements. Of the total 1994 budget, 35 percent is expected to be spent in North America, 28 percent in Latin America and the Caribbean, 32 percent in various countries by Niugini Mining and 5 percent in the South Pacific. The Company routinely evaluates additional capital project, acquisition and merger opportunities.

                 Forward Sales and Hedging

                 In order to minimize exposure to decreasing prices for portions of its production, the Company has in the past, and may in the future, hedge the sale prices of future production by entering into contracts, such as spot deferred sales contracts, fixed forward sales contracts and put options.

                 As of March 31, 1994, the following table summarized the Company's hedging positions:


                                              Weighted
                                            Average Price
                                              Per Unit           Period
                                            -------------        ------
 BMG:
    Spot deferred sales contracts
      154,000 oz gold                           $  367       Jun 94 - Jun 95

 Niugini Mining:
    Spot deferred sales contracts
      90,000 oz gold                            $  378       Apr 94
      200,000 oz silver                         $ 5.46       Apr 94


    Fixed forward sales contracts
      169,000 oz gold                           $  345       Apr 94 - Dec 96
      250,000 oz silver                         $ 5.69       Jul 94 - Oct 94
      2,205,000 lbs copper                      $  .87       Aug 94

 Inti Raymi:
    Spot deferred sales contracts
      98,500 oz gold                            $  370       Apr 94 - Dec 94

    Purchased put options
      112,500 oz gold                           $  350       Apr 94 - Aug 94



                 Gains and losses related to these hedging transactions are recognized in revenues when the related production is sold. In addition, costs associated with the purchase of certain of the hedge instruments, amounting to $.5 million for open put options and $1.5 million for Inti Raymi's open spot deferred sales contracts as of March 31, 1994, are also deferred and recognized concurrently with the revenues related to the hedged production.

                 The aggregate amount by which the net market value of the Company's open fixed forward and spot deferred sales contracts is less than the spot price of $380 per ounce of gold as of May 9, 1994 is $9.1 million, of which $3.0 million is attributable to minority interests.

                 During the first quarter of 1994, the Company allowed options contracts covering 67,500 ounces of gold to expire. In April 1994, the Company allowed options contracts covering 22,500 ounces of gold to expire and rolled forward spot deferred sales contracts covering 112,000 ounces of gold and 200,000 ounces of silver to future periods. At the May 9, 1994 market price of $380 per ounce of gold, the Company would allow all remaining open put option contracts (covering 112,500 ounces of gold) to expire. Open spot deferred sales contracts would be evaluated to determine if it would be in the best long-term interests of the Company to either "roll the contracts forward" or deliver against them. Delivery against spot deferred sales contracts in a period in which current market prices exceed contract prices will result in recognition of revenues at prices below current market conditions.

                 In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flow for specific needs.

                 Foreign Operations

                 The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. The Company's identifiable assets attributable to foreign mining as of March 31, 1994, were approximately $491 million and foreign mining operations represented approximately 77 percent of the total gross revenues of the Company for the three months ended March 31, 1994. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

                 Conclusion

                 The Company expects the cash currently remaining from its 1993 convertible preferred stock offering along with cash flows from operations and financing facilities currently in place to be adequate to meet its cash needs at least through 1994. Funding may also be provided from offerings of additional securities under the Company's $200 million universal shelf registration statement, assuming any such offering could be completed under satisfactory terms. Additionally, the Company routinely considers project and other financing sources.

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

Results of Operations

                 The Company generated net income of $2.8 million, which, after consideration for quarterly dividends to preferred shareholders, resulted in net income attributable to common shareholders of $1 million, or 1 cent per share. This compares with a first quarter 1993 consolidated net loss of $3.2 million, or 4 cents per common share. The income for the three months ended March 31, 1994 was favorably impacted by higher average realized gold and silver prices and sharply lower per ounce operating costs. The lower operating costs resulted largely from productivity improvements at the San Luis and Kori Kollo mines, and the absence of higher operating costs incurred in the first three months of 1993, which were largely associated with the phasing down of the Fortitude mine and adverse weather at the Battle Mountain Complex.

                 Included in the net income for the three months ended March 31, 1993, was $2.7 million profit (after minority interest) related to Red Dome concentrate sales. There were no concentrate shipments during the first quarter of 1994.

                 Revenues

                 Gross revenue of $52.8 million (137,000 equivalent gold ounces) for the three months ended March 31, 1994, represented a decrease of 12 percent from gross revenue of $60.0 million (170,000 equivalent gold ounces) during the same period in 1993. The decrease in revenue was due to the timing of concentrate shipments from the Red Dome mine as discussed above. There were no shipments of concentrate during the first quarter of this year. The reduction in volume of gold shipped in dore', excluding dore' from Red Dome, was mostly offset by an increase in average price realized from $347 to $385 an ounce in the respective periods.

                 Selling and Operating Costs

                 Freight, allowances and royalties decreased to $1.9 million ($14 per equivalent ounce of gold sold) for the three months ended March 31, 1994, compared with $6.0 million ($35 per equivalent ounce of gold sold) for the three months ended March 31, 1993. This reduction is due to lower concentrate shipments at the Red Dome mine as discussed above.

                 Mining, milling and other plant costs decreased for the three months ended March 31, 1994, by 36 percent to $24.5 million ($179 per equivalent ounce of gold sold) from $38.1 million ($224 per equivalent ounce of gold sold) for the three months ended March 31, 1993. This decrease was primarily the result of the productivity improvements, sales volume reductions and adverse 1993 conditions previously discussed, partially offset by increased production at the Kori Kollo mine.

                 Exploration Costs

                 Exploration, evaluation and other lease costs increased slightly to $2.7 million for the three months ended March 31, 1994, compared with $2.1 million for the three months ended March 31, 1993, reflecting the Company's expanded 1994 exploration program.

                 Other

                 The Company had interest income of $1.4 million for the three months ended March 31, 1994, compared with $.6 million for the three months ended March 31, 1993. The increased interest income resulted from the investment of additional cash attributable to the Company's preferred stock offering completed during May 1993.

                 Interest expense increased to $2.3 million for the three months ended March 31, 1994, compared with $1.6 million for the same period of the previous year. Interest expense increased as a result of the commencement of commercial production at the Kori Kollo mine on February 1, 1993. The interest on the borrowings used for the construction of the Kori Kollo mining facilities was capitalized prior to the commencement of commercial production.

                 Other income (expense), net was income of $.1 million for the three months ended March 31, 1994, as compared with an expense of $1.4 million for the three months ended March 31, 1993. The expense for the 1993 period resulted primarily from foreign currency exchange losses. Foreign exchange gains and losses were minimal during the first quarter of 1994. Effective January 1, 1994, as a result of a combination of changes in economic facts and circumstances, Niugini Mining changed its functional currency to U.S. dollars.

                 The Company incurred income tax expense of $2.0 million for the three months ended March 31, 1994, compared with an income tax benefit of $3.3 million for the three months ended March 31, 1993. The income tax expense during the three months ended March 31, 1994, is a result of pre-tax income. The effective tax rate is 42 percent for 1994 as compared with 51 percent in 1993.

                 The minority shareholder's portion of net income was $1.5 million for the three months ended March 31, 1994, as compared to $2.0 million for the same period of 1993. The decrease in minority interest can be primarily attributed to reductions in the combined earnings of Niugini Mining and Inti Raymi.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)     Annual Meeting of Shareholders
                 April 21, 1994

                                                                                           Broker
        (c)      Proposals            For             Against     Withheld     Abstain    Nonvotes
                 ---------            ---             -------     --------     -------    --------
Election of Directors
    Douglas J. Bourne              64,615,964            *         779,640        *          --
    Delo H. Caspary                64,665,692            *         729,912        *          --
    Rodney L. Gray                 64,700,486            *         695,118        *          --

Approval of Appointment of
    Arthur Andersen & Co.
    as Independent Public
    Accountants                    64,830,181         285,259         *        280,164       --

Approval of of the 1994
    Long-Term Incentive
    Plan of the Company            61,400,492       3,297,083         *        698,029       --

*Not Applicable


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10(a)(1) 1994 Long-Term Incentive Plan of the Company, as effective April 21, 1994.

             10(a)(2) Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock Option Agreement.

             10(a)(3) Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock Option Agreement.

             10(a)(4) Specimen of the Company's 1994 Long-Term Incentive Plan Restricted Stock Agreement.

             11            Computation of Earnings per Common Share.

             12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

        (b) No report on Form 8-K has been filed by the Company during the quarter for which this report is filed.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BATTLE MOUNTAIN GOLD COMPANY




Date: May 13, 1994                      /s/ R. DENNIS O'CONNELL
                                        R. Dennis O'Connell, Vice President-
                                        Finance and Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit No.    Document
     -----------    --------

      10(a)(1)  --  1994 Long-Term Incentive Plan of the Company, as
                    effective April 21, 1994.

      10(a)(2)  --  Specimen of the Company's 1994 Long-Term Incentive
                    Plan Non-Qualified Stock Option Agreement.

      10(a)(3)  --  Specimen of the Company's 1994 Long-Term Incentive
                    Plan Incentive Stock Option Agreement.

      10(a)(4)  --  Specimen of the Company's 1994 Long-Term Incentive
                    Plan Restricted Stock Agreement.

      11        --  Computation of Earnings per Common Share.

      12        --  Computation of Ratio of Earnings to Fixed Charges
                    and Earnings to Combined Fixed Charges and Preferred
                    Dividends.