Form 10-Q
period 1994-06-30
BATTLE MOUNTAIN GOLD CO
filed 1994-08-15
CIK 771498

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994.

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

                                  Yes X  No

     Number of shares of common stock outstanding as of the latest practicable date, August 9, 1994: 80,886,922
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX



                                                                       Page
                                                                       ----
Part I.  Financial Information

         Condensed Consolidated Balance Sheet at
         June 30, 1994, and December 31, 1993                          1

         Condensed Consolidated Statement of Income
         for the three and six months ended June 30, 1994,
         and 1993                                                      2

         Condensed Consolidated Statement of
         Cash Flows for the six months ended
         June 30, 1994, and 1993                                       3

         Notes to Condensed Consolidated Financial
         Statements                                                    4 - 5

         Statistical Information                                       6 - 7

         Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                 8 - 17

         Part II.  Other Information                                   18

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                      June 30,             December 31,
                                                                        1994                   1993
                                                                    -----------            -----------
                                                                         (Expressed in thousands)
 ASSETS
   Current assets
     Cash and cash equivalents                                          $ 93,247                $115,338
     Accounts receivable                                                  23,963                  37,349
     Inventories                                                           3,534                   1,068
     Materials and supplies, at average cost                              25,990                  22,916
     Other current assets                                                  3,844                   3,949
                                                                        --------                --------
        TOTAL CURRENT ASSETS                                             150,578                 180,620

   Investments                                                            39,977                  28,111

   Net property, plant and equipment                                     476,033                 453,242

   Other assets                                                            5,913                   6,179
                                                                        --------                --------

 TOTAL ASSETS                                                           $672,501                $668,152
                                                                        ========                ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current maturities of long-term debt                               $ 13,431                $ 13,431
     Accounts payable                                                     10,156                  13,171
     Payroll and related benefits accrued                                  4,467                   2,354
     Accrued interest                                                      3,978                   6,527
     Other current liabilities                                             2,771                   4,789
                                                                        --------                --------
        TOTAL CURRENT LIABILITIES                                         34,803                  40,272

   Long-term debt                                                        172,288                 179,053
   Other liabilities                                                      27,982                  24,607
                                                                        --------                --------
        TOTAL LIABILITIES                                                235,073                 243,932

   Minority interest                                                      61,378                  54,660
   Shareholders' equity                                                  376,050                 369,560
                                                                        --------                --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $672,501                $668,152
                                                                        ========                ========




The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                   --------------------          --------------------
                                                                   1994            1993          1994            1993
                                                                   ----            ----          ----            ----
                                                                               (Expressed in thousands
                                                                              except per share amounts)
 GROSS REVENUE                                                   $ 60,180         $ 42,144      $112,958       $102,119
  Less: Freight, allowances and royalties                           3,144            1,626         5,005          7,656
                                                                 --------         --------      --------       --------
 NET SALES                                                         57,036           40,518       107,953         94,463
                                                                 --------         --------      --------       --------
 COSTS AND EXPENSES
   Mining costs                                                    10,711           10,403        17,647         21,316
   Milling and other plant costs                                   19,864           17,445        37,423         44,593
   Depreciation, depletion and amortization                        12,368            8,663        24,071         19,364
   Exploration, evaluation and other lease costs                    3,256            3,210         5,907          5,260
   General and administrative expenses                              4,345            5,016         8,635          9,386
   Taxes, other than income                                           464              748         1,060          1,499
                                                                 --------         --------      --------       --------
         Total                                                     51,008           45,485        94,743        101,418
                                                                 --------         --------      --------       --------
 OPERATING INCOME (LOSS)                                            6,028           (4,967)       13,210         (6,955)

 Interest income                                                    1,611            1,199         3,027          1,791
 Interest expense                                                  (2,440)          (2,553)       (4,738)        (4,134)
 Other income (expense), net                                         (763)             535          (694)          (894)
                                                                 --------         --------      --------       --------
 INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST            4,436           (5,786)       10,805        (10,192)
 Income tax expense (benefit)                                         224           (2,869)        2,253         (6,122)
 Minority interest                                                 (1,128)             328       ( 2,620)        (1,684)
                                                                 --------         --------      --------       --------
 NET INCOME (LOSS)                                                  3,084           (2,589)        5,932         (5,754)
 Preferred dividends                                                1,869                -         3,738              -
                                                                 --------         --------      --------       --------
 NET INCOME (LOSS) TO COMMON SHARES                              $  1,215         $ (2,589)     $  2,194       $ (5,754)
                                                                 ========         ========      ========       ========
 INCOME (LOSS) PER COMMON SHARE                                  $    .01         $  (0.03)     $    .03       $  (0.07)
                                                                 ========         ========      ========       ========
 DIVIDENDS PER COMMON SHARE                                      $      -         $      -      $   .025       $   .025
                                                                 ========         ========      ========       ========
 AVERAGE COMMON SHARES OUTSTANDING
        FOR INCOME (LOSS) PER SHARE PURPOSES                       86,008           80,062        85,865         80,042





The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                       1994                     1993
                                                                       ----                     ----
                                                                           (Expressed in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:

 NET INCOME (LOSS)                                                    $  5,932                $ (5,754)
 Adjustments to reconcile net income (loss) to cash flows
 from operating activities:
   Depreciation, depletion and amortization                             24,071                  19,364
   Exploration and evaluation costs                                      3,992                   3,736
   Accrued reclamation costs                                               918                     827
   Change in current assets and liabilities                              6,217                 (17,160)
   Other net changes                                                     5,209                   2,194
                                                                      --------                --------
 Total Adjustments                                                      40,407                   8,961
                                                                      --------                --------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                               46,339                   3,207
                                                                      --------                --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of minority interest                                     (5,200)                      -
   Investment in Crown Jewel project                                    (7,821)                 (3,817)
   Capital expenditures                                                (44,164)                (31,801)
   Exploration and evaluation expenditures                              (4,144)                 (3,736)
   Other, net                                                              382                   1,303
                                                                      --------                --------

 NET CASH FLOWS USED IN INVESTING ACTIVITIES                           (60,947)                (38,051)
                                                                      --------                --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from stock issuance                                     6,217                 111,845
   Cash proceeds from borrowings                                             -                  36,855
   Dividends for minority interest                                        (971)                      -
   Cash dividend payments                                               (5,746)                 (2,000)
   Debt repayments                                                      (7,173)                (53,077)
                                                                      --------                --------

 NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                     (7,673)                 93,623
                                                                      --------                --------
 EFFECT OF EXCHANGE RATE CHANGES                                           190                    (113)
                                                                      --------                --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (22,091)                 58,666
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      115,338                  45,377
                                                                      --------                --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 93,247                $104,043
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


Note 2.  Income (Loss) Per Common Share

        For the three and six months ended June 30, 1994, income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares reserved for issuance upon conversion of the Company's $100 million 6 percent convertible subordinated debentures due January 2005 and upon exercise of outstanding stock options. Common stock equivalents are not included in the computation of the loss per share for the 1993 periods because of their anti-dilutive effect. Because the effect of conversion of the Company's $3.25 convertible preferred stock into common stock would be anti-dilutive, fully diluted earnings per share are not presented.

Note 3.  Debt

        As of June 30, 1994, long-term debt included BMG's $100 million convertible subordinated debentures due January 2005, and $82 million owed by the Company's majority-owned subsidiary Empresa Minera Inti Raymi, S.A., a Bolivian precious metals mining company ("Inti Raymi"), under project financing agreements with three international lending agencies. Inti Raymi's project financing debt includes $13.4 million which is due on or before June 30, 1995, and is classified as a current liability as of June 30, 1994.

        As of June 30, 1994, approximately $94 million remained available under a committed revolving credit agreement. Available commitments under this agreement decrease by $9.4 million each quarter through December 31, 1996. There have been no borrowings under this agreement during the six months ended June 30, 1994.

        During the second quarter of 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements referred to above. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements.

        On March 21, 1994, Inti Raymi paid $.7 million to purchase interest rate caps to mitigate its exposure to interest rate increases for the floating rate debt associated with the financing of Inti Raymi's Kori Kollo project. These caps gradually escalate from 4.5 percent currently to 7.2 percent in late 1997. The majority of interest rate exposure related to the Kori Kollo project financing has been hedged through December 1997.

Note 4.  Acquisitions

        In March 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel project, to suspend quarterly payments of $1 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. On May 10, 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to subsequently make such quarterly $1 million payments. As part of the agreement to resolve these issues, BMG acquired the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration paid by BMG to the co-venturer totalled $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers 1.6 million ounces of gold from the project at which time BMG's interest will be reduced to 51 percent.

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                    ------------------          ----------------
                                                                    1994          1993          1994        1993
                                                                    ----          ----          ----        ----
 BATTLE MOUNTAIN COMPLEX Operating Data
   Production statistics
     Gold recovered (000s oz)                                          10            12            22          40
     Silver recovered (000s oz)                                        22            18            46          76
_____________________________________________________________________________________________________________________
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                          $ 242         $ 353         $ 217       $ 375
     Taxes, other than income                                          10            21            13          15
     DD&A                                                             191            73           173          32
                                                                    -----         -----         -----       -----
     Total operating costs                                          $ 443         $ 447         $ 403       $ 422
_____________________________________________________________________________________________________________________
 SAN LUIS Operating Data
   Production Statistics
     Gold Recovered (000s oz)                                          18            18            38          33
     Silver Recovered (000s oz)                                         4             7             9          14
_____________________________________________________________________________________________________________________
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                          $ 223         $ 222         $ 221       $ 243
     Taxes, other than income                                           9            14             9          14
     DD&A                                                              65            85            65          83
                                                                    -----         -----         -----       -----
     Total operating costs                                          $ 297         $ 321         $ 295       $ 340
_____________________________________________________________________________________________________________________
 PAJINGO Operating Data
   Production statistics
     Gold recovered (000s oz)                                           8             8            15          17
     Silver recovered (000s oz)                                        26            30            52          68
_____________________________________________________________________________________________________________________
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                          $ 125         $ 186         $ 165       $ 185
     Taxes, other than income                                           1             2             1           2
     DD&A                                                              35            45            37          43
                                                                    -----         -----         -----       -----
     Total operating costs                                          $ 161         $ 233         $ 203       $ 230
_____________________________________________________________________________________________________________________
 KORI KOLLO Operating Data
   Production statistics
     Gold recovered BMG share (000s oz) (2)                            67            48           133          79
     Silver recovered BMG share (000 oz) (2)                          272           339           638         594
     Gold recovered (000s oz)                                          76            56           153          92
     Silver recovered (000s oz)                                       309           399           734         699
_____________________________________________________________________________________________________________________
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                          $ 152         $ 157         $ 147       $ 158
     Taxes, other than income                                           -             -             -           1
     DD&A                                                              98           117            94         117
                                                                    -----         -----         -----       -----
     Total operating costs                                          $ 250         $ 274         $ 241       $ 276
_____________________________________________________________________________________________________________________




 See page 7 for footnotes

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                                     Three Months Ended           Six Months Ended
                                                                          June  30,                   June 30,
                                                                     ------------------           ----------------
                                                                     1994          1993           1994        1993
                                                                     ----          ----           ----        ----

 SAN CRISTOBAL Operating Data
   Production statistics
     Gold recovered BMG share (000s oz)(3)                              9              6             17          13
     Silver recovered BMG share (000s oz)(3)                           26             19             44          38
     Gold recovered (000s oz)                                          19             10             33          22
     Silver recovered (000s oz)                                        49             34             83          68
_____________________________________________________________________________________________________________________
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                          $ 188          $ 439          $ 257       $ 383
     Taxes, other than income                                           -              -              -           -
     DD&A                                                              83             76             76          80
                                                                    -----          -----          -----       -----
     Total operating costs                                          $ 271          $ 515          $ 333       $ 463
_____________________________________________________________________________________________________________________
 RED DOME Operating Data
   Production statistics
     Gold recovered BMG share (000s oz)(3)                              2              9              6          17
     Silver recovered BMG share (000s oz)(3)                           17             22             32         118
     Copper recovered BMG share (000s lbs)(3)                       1,187            687          2,538       2,535
     Gold recovered (000s oz)                                           5             16             12          32
     Silver recovered (000s oz)                                        33             39             61         207
     Copper recovered (000s lbs)                                    2,256          1,217          4,822       4,489
_____________________________________________________________________________________________________________________
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                          $ 365          $ 289          $ 327       $ 186
     Taxes, other than income                                           -              -              -           -
     DD&A                                                               4              2              3          14
                                                                    -----          -----          -----       -----
     Total operating costs                                          $ 369          $ 291          $ 330       $ 200
_____________________________________________________________________________________________________________________
 AGGREGATE DATA
    Gold recovered BMG share (000s oz)                                114            101            231         199
    Gold sales BMG share (000s oz)                                    117             96            229         208
    Gold recovered (000s oz)                                          136            120            273         236
    Gold sales (000s oz)                                              140            112            270         253
    Average price per oz realized                                   $ 384          $ 360          $ 384       $ 356
_____________________________________________________________________________________________________________________
    Silver recovered BMG share (000s oz)                              367            435            821         908
    Silver sales BMG share (000s oz)                                  372            398            813         970
    Silver recovered (000s oz)                                        443            527            985       1,132
    Silver sales (000s oz)                                            454            461            972       1,239
    Average Price per oz realized                                  $ 5.24          $4.61          $5.29       $3.97
_____________________________________________________________________________________________________________________
    Weighted Average Cost Per Equivalent Gold Ounce (1)
      Cash production costs                                         $ 181          $ 220           $183       $ 231
      Taxes, other than income                                          2              5              3           5
      DD&A                                                             91             89             87          75
                                                                    -----          -----          -----       -----
      Total operating costs                                         $ 274          $ 314          $ 273       $ 311
_____________________________________________________________________________________________________________________


(1) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.

(2) Reflects BMG's 85 percent equity interest through February 1994 and an 88 percent interest thereafter.

(3) Reflects BMG's 56.5 percent equity interest for 1993 and a 52.6 percent equity interest for January 1994 through May 1994 and a 51.5 percent equity interest for June 1994.

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

Liquidity and Capital Resources

        As of June 30, 1994, the Company had net working capital of $115.8 million and a current ratio of 4.3 to 1 as compared with net working capital of $140.3 million and a current ratio of 4.5 to 1 at December 31, 1993. The decrease in working capital resulted primarily from the use of cash for capital expenditures. A decrease in accounts receivable of $13.4 million was attributable primarily to the collection of receivables from a shipment made late in 1993 at the Red Dome mine and the refund of value added taxes (VAT) paid by Inti Raymi during the construction of the Kori Kollo sulfide plant. Product inventory increased by $2.5 million, primarily due to the timing of shipments at the Red Dome mine. A $3.1 million increase in materials and supplies inventories resulted from a continued build-up at the Kori Kollo sulfide mine in Bolivia to help assure an adequate supply of critical maintenance and repair parts at this remote location. Of the Company's $115.8 million net working capital at June 30, 1994, $42.9 million was attributable to the Company's majority-owned subsidiary Niugini Mining Limited, a Papua New Guinea precious metals mining company ("Niugini Mining"), and $31.0 million was attributable to Inti Raymi.

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

        BMG can borrow funds under a committed revolving credit agreement, which is scheduled to expire on December 31, 1996. Scheduled $9.4 million quarterly reductions in commitments under the agreement began on March 31, 1993, and will continue until the agreement expires. As of June 30, 1994, the remaining availability under this agreement was $94 million. This agreement contains certain financial covenants as well as restrictions on additional dispositions of major assets and the payment of dividends. These restrictions are not expected to affect planned operations. In May 1994, the credit agreement was amended to permit Niugini Mining to pledge its Red Dome mine assets to secure a portion of the financing for its acquisition of an additional ownership interest in the Lihir project. As of August 12, 1994, there were no amounts outstanding under this agreement. BMG may borrow an additional $15 million through a separate uncommitted revolving credit facility. As of August 12, 1994, the Company had utilized a portion of this facility to obtain $4.8 million principal amount of letters of credit to satisfy certain environmental bonding requirements.

        Inti Raymi has borrowed funds from three international agencies, the Overseas Private Investment Corporation ($40 million), the International Finance Corporation ("IFC") ($40 million) and the Corporacion Andina de Fomento ($15 million) under three separate but coordinated financing agreements. These agreements provided most of the funding necessary for the development of Inti Raymi's Kori Kollo mine. Each of these agreements imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders, and limits additional fixed asset purchases or dispositions, debt and liens. As of August 12, 1994, Inti Raymi owed an aggregate of $82 million under these agreements. The IFC agreement includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time, at IFC's option, into a 3.98 percent ownership interest in Inti Raymi. Other than the convertible portion, loans under the agreements are to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices (currently the price would need to be in excess of $430 per ounce of gold).

        During the second quarter of 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements referred to above. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends up to the amount of Inti Raymi's net income for the preceding fiscal year, which ends September 30. During the second quarter of 1994, Inti Raymi paid dividends of $8.1 million to its shareholders ($7.1 million to BMG). This represented Inti Raymi's net income for the year ended September 30, 1993. For the nine months ended June 30, 1994, Inti Raymi generated net income of $25.7 million, which may be available for payment of dividends subsequent to September 30, 1994, subject to meeting certain financial restrictions and tests required in its financing agreements. Based on currently foreseeable circumstances BMG does not expect these restrictions and tests to prevent Inti Raymi from paying dividends in the future up to the amount of Inti Raymi's net income in future periods.

        In March 1994, the Company increased its ownership interest in Inti Raymi to 88 percent from 85 percent by purchasing additional shares of common stock from Zeland Mines S.A. for $5.2 million.

        During the three months ended June 30, 1994, Niugini Mining issued 2.1 million shares of its common stock upon the exercise of stock options which provided net proceeds of $5.7 million. As a result of these issuances, BMG's ownership interest in Niugini Mining decreased from 52.6 percent to 51.5 percent. As a result, the Company recorded a $1.2 million adjustment to reduce the carrying value of its investment in Niugini Mining to reflect the reduction in ownership interest. Pursuant to the Company's policy, this adjustment was charged directly to shareholders' equity.

        The Company has included $25.5 million in its 1994 budget for capital expenditures to complete a recovery enhancement program at the Kori Kollo mine which has entered the final engineering and procurement stage. The Company expects to use cash generated from Inti Raymi's operations or possibly additional outside financing for this project.

        Niugini Mining expects to make additional cash contributions to the Lihir joint venture to fund preliminary development in anticipation of reaching final agreement on the allocation of equity interests, the issuance of the Special Mining Lease and completion of debt and equity project financing arrangements. Niugini Mining has obtained a line of credit for A$25 million (US$18.5 million). No funding will be required by BMG.

        The Company does not currently expect Niugini Mining to pay dividends because of Niugini Mining's business commitments and plans for its working capital (see "Development Projects" below).

        Development Projects

        At present, the Company has interests in five projects which have matured beyond the evaluation stage.

        Reona Project - BMG has commenced development of the Reona project with reserves of approximately 370,000 ounces of gold in the Copper Canyon area of the Battle Mountain complex. The cost of developing the project is estimated to be approximately $19.3 million, of which $10.5 million has been spent through June 30, 1994. The estimated cost includes certain pre-mining stripping costs that were not included in the original estimate and cost revisions due to a more aggressive completion schedule. The project could potentially be impacted by proposed federal legislation to amend or replace the General Mining Law.

        Cindy Project - In Queensland, Australia, BMG is proceeding with the $3.4 million development of the Cindy ore deposit, containing approximately 42,500 ounces of gold. Through June 30, 1994, $2.0 million has been spent on this development project. Ore from the Cindy deposit is to be processed at the existing Pajingo milling facility beginning in September 1994 and is expected to extend the productive life of the Pajingo district to October 1995.

        Crown Jewel Project - BMG is continuing to seek permits for the Crown Jewel project in Washington state. BMG expects to construct a 3,000 ton per day milling facility with start-up in early 1997, depending on the length of the permitting process, the effect of possible legal challenges by project opponents and the potential impact of legislation recently enacted in the State of Washington and of proposed federal legislation to amend or replace the General Mining Law. Implementing regulations which are expected to clarify several aspects of the legislation are expected to be developed. The delays in obtaining permits for the Crown Jewel project relate primarily to delays in regulatory approvals for certain site data collection activities and the time taken for agency development of certain wildlife studies.

        In March 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel Project, to suspend quarterly payments of $1 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. On May 10, 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to subsequently make such quarterly $1 million payments. As part of its agreement to resolve these issues, BMG acquired the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration paid by BMG to the co-venturer totaled $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers 1.6 million ounces of gold from the project at which time BMG's interest will be reduced to 51 percent. BMG has filed a registration statement with the Securities and Exchange Commission to cover the resale by the co-venturer of the 435,897 shares of BMG common stock.

        To earn the 54 percent ownership interest in the project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. Under the amended terms of the joint venture agreement, the minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $107.8 million, of which, as of June 30, 1994, $36.8 million ($28.3 million of which has been capitalized) has been incurred. The current estimate of $107.8 million includes approximately $8.5 million related to the acquisition of the additional 3 percent interest in the project and the resolution of certain contractual issues.

        Red Dome Expansion - Niugini Mining is continuing with the expansion of the existing Red Dome pit. It is estimated that the total cost of the expansion will be approximately $32.5 million, of which $29.3 million had been spent through June 30, 1994. The increase in the total cost estimate is primarily due to corrections of problems related to a pit wall slippage. The expansion, now scheduled to be completed in the third quarter of 1994, is expected to extend the life of the mine through 1996.

        Lihir Project - The current term of the Exploration License is expected to continue in respect to the Lihir project area until a decision is made by the Papua New Guinea ("PNG") government regarding the Special Mining Lease application which has been submitted by the joint venture. Discussions are continuing among the PNG government and the joint venturers regarding the timing and conditions of project development and the allocation of equity interests in the project. Discussions by the joint venture partners are also being held with bankers and lenders regarding the terms and conditions for debt and equity financing for the project. As of June 30, 1994, the carrying value of the Company's investment in the Lihir Project was approximately $137.6 million.

        New Reserve Potential

        BMG is continuing to evaluate the feasibility of mining and milling deposits of low grade sulfide mineralization known as the Phoenix project located in the Copper Canyon area of the Battle Mountain complex. Feasibility of this project is expected to be determined in September 1994.

        Government Regulation

        All of the Company's mining and processing operations are subject to reclamation requirements. The Company believes it is making sufficient accruals for known reclamation obligations. Such accruals, amounting to an aggregate of $10 million at June 30, 1994, are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain complex, assuming the Phoenix project proceeds, aggregate reclamation expenditures required to be spent in the area are expected to amount to approximately $7.7 million. The Company has already spent $2.7 million for reclamation and $4.2 million remains accrued at June 30, 1994. Estimated reclamation obligations and related amounts accrued as of June 30, 1994, respectively, for each of the Company's other operating mines are as follows: San Luis $3.3 million and $1.2 million, Pajingo $2.6 million and $1.0 million, Kori Kollo $10 million and $.7 million, and Red Dome $4.2 million and $2.8 million. Reclamation expenditures for the Company's San Cristobal mine are not expected to be material.

        Exploration and Capital Expenditures

        The Company currently estimates that it will spend approximately $15.8 million on its 1994 exploration programs to identify potential additional mineral deposits. Of this amount, 18 percent is budgeted to be spent in North America, 27 percent in Latin America and the Caribbean, 31 percent in Australia and the South Pacific and 24 percent in various countries by Niugini Mining. During the six months ended June 30, 1994, the Company spent approximately
$6.5 million on exploration and evaluation and related capital expenditures.

        The Company has budgeted $98.9 million for capital expenditures for 1994, of which $55.7 million has been spent through June 30, 1994. Total projected 1994 expenditures include $16.6 million for construction and development of the Reona project, $8.8 million for the Red Dome expansion, $17.7 million for the development of Lihir, $25.5 million for the expansion of the Kori Kollo processing facilities, and lesser amounts for development of the Crown Jewel, Phoenix and Cindy expansion projects and $11.9 million for additions and replacements. Of the total 1994 budget, 33 percent is expected to be spent in North America, 34 percent in Latin America, 29 percent in various countries by Niugini Mining and 4 percent in the South Pacific. The Company routinely evaluates additional capital project, acquisition and merger opportunities.

        Forward Sales and Hedging

        In order to minimize exposure to decreasing prices for portions of its production, the Company has in the past, and may in the future, hedge the sale prices of future production by entering into contracts, such as spot deferred sales contracts, fixed forward sales contracts and put options.

        As of June 30, 1994, the following table summarized the Company's hedging positions:

                                              Weighted
                                            Average Price
                                               Per Unit          Period
                                            -------------        ------

 BMG:
    Spot deferred sales contracts
      145,000 oz gold                           $371         Aug 94 - Jun 95

 Niugini Mining:
    Spot deferred sales contracts
      103,000 oz gold                           $380         Jul 94
      300,000 oz silver                         $5.53        Jul 94


    Fixed forward sales contracts
      143,000 oz gold                           $359         Aug 94 - Dec 96
      150,000 oz silver                         $5.63        Oct 94
      6,063,000 lbs copper                      $ .91        Jul 94 - Nov 94

 Inti Raymi:
    Spot deferred sales contracts
       98,500 oz gold                           $373         Sep 94 - Jan 95

    Purchased put options
       45,000 oz gold                           $350         Jul 94 - Aug 94


        Gains and losses related to these hedging transactions are recognized in revenues when the related production is sold. In addition, costs associated with the purchase of certain of the hedge instruments, amounting to $.2 million for open put options and $1.5 million for Inti Raymi's open spot deferred sales contracts as of June 30, 1994, are also deferred and recognized concurrently with the revenues related to the hedged production.

        The aggregate amount by which the net market value of the Company's open fixed forward and spot deferred sales contracts is less than the spot price of $379 per ounce of gold as of August 8, 1994, is $5.2 million, of which $1.8 million is attributable to minority interests.

        During the second quarter of 1994, the Company allowed options contracts covering 67,500 ounces of gold to expire. In July 1994, the Company allowed options contracts covering 22,500 ounces of gold to expire and rolled forward spot deferred sales contracts covering 95,700 ounces of gold and 300,000 ounces of silver to future periods. At the August 8, 1994, market price of $379 per ounce of gold, the Company would allow all remaining open put option contracts (covering 22,500 ounces of gold) to expire. Open spot deferred sales contracts would be evaluated to determine if it would be in the best long-term interests of the Company to either "roll the contracts forward" or deliver against them. Delivery against spot deferred sales contracts in a period in which current market prices exceed contract prices will result in recognition of revenues at prices below current market conditions.

        In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flow for specific needs.

        Foreign Operations

        The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. The Company's identifiable assets attributable to foreign mining as of June 30, 1994, were approximately $499 million and foreign mining operations represented approximately 80 percent of the total gross revenues of the Company for the six months ended June 30, 1994. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

        Conclusion

        The Company expects the cash currently remaining from its 1993 convertible preferred stock offering along with cash flows from operations and financing facilities currently in place to be adequate to meet its foreseeable future cash needs. Funding may also be provided from offerings of additional securities under the Company's $200 million universal shelf registration statement, assuming any such offering could be completed under satisfactory terms.

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

Results of Operations

        Net income for the six months ended June 30, 1994, was favorably impacted by higher average realized gold and silver prices and sharply lower per ounce operating costs when compared to the six months ended June 30, 1993. The lower operating costs resulted largely from productivity improvements at the San Luis and Kori Kollo mines, and the absence of higher operating costs incurred in the first six months of 1993, which were largely associated with the phasing down of the Fortitude mine and adverse weather at the Battle Mountain complex.

        Revenues

        Gross revenue of $113 million (293,000 equivalent gold ounces) for the six months ended June 30, 1994, represented an increase of 11 percent from gross revenue of $102.1 million (287,000 equivalent gold ounces) during the same period in 1993. Second quarter 1994 gross revenues increased by 43 percent to $60.2 million (156,000 equivalent gold ounces) from $42.1 million (117,000 equivalent gold ounces) during the same quarter of the previous year. Revenues increased for the six months ended June 30, 1994 due to increased sales volumes from the Kori Kollo mine and higher average realized gold prices. Average realized gold prices increased from $360 per ounce and $356 per ounce for the three and six months ended June 30, 1993, respectively, to $384 per ounce for the three and six months ended June 30, 1994. Production volumes from the Kori Kollo mine increased due to increased recoveries and the re-treatment of used cathodes by electro-winning. Increased production at the San Luis and San Cristobal mines also contributed to the increase in revenues for the six months. Volumes increased at San Luis due to higher ore grades. Upgrading of the crushing facilities at San Cristobal caused the increase in its volume.

        Revenues for the quarter increased compared to the previous year due to increased production volumes at the Kori Kollo and San Cristobal mines for the reasons discussed previously. Sales volumes increased at the Red Dome mine due to a greater number of shipments in the 1994 quarter compared to the same quarter of 1993. Increased gold prices were also a factor contributing to the increase in revenues.

        Selling and Operating Costs

        Freight, allowances and royalties decreased to $5.0 million ($17 per equivalent ounce of gold sold) for the six months ended June 30, 1994, compared with $7.7 million ($27 per equivalent ounce of gold sold) for the six months ended June 30, 1993. Freight, allowances and royalties increased to $3.1 million ($20 per equivalent ounce of gold sold) from $1.6 million ($14 per equivalent ounce of gold sold) during the second quarter of 1994 compared to the second quarter of 1993. These costs decreased for the six months when compared to the same period of the previous year due to the recognition of fewer concentrate sales from the Red Dome mine this year. These shipments carry high freight charges. Conversely, the freight, allowance and royalties costs were higher for the second quarter of 1994 compared to 1993 due to the recognition of more concentrate sales during the second quarter of this year compared to the second quarter of 1993.

        Mining, milling and other plant costs decreased for the six months ended June 30, 1994, by 16 percent to $55.1 million ($188 per equivalent ounce of gold sold) from $65.9 million ($230 per equivalent ounce of gold sold) for the six months ended June 30, 1993. Mining, milling and other plant costs increased for the three months ended June 30, 1994, by 10 percent to $30.6 million ($197 per equivalent ounce of gold sold) from $27.9 million ($238 per equivalent ounce of gold sold). These costs decreased for the six month period because of an increased proportion of sales volumes from the lower cash operating cost Kori Kollo mine in relation to the higher cost Red Dome and Battle Mountain complex mines. The cash operating costs at the Kori Kollo mine were lower due to improved recoveries and the re-treatment of used cathodes by electro-winning. Increased volumes sold from the San Cristobal mine, where costs have decreased due to improved efficiencies resulting from the addition of more efficient crushing equipment, also contributed to the reduction of mining and milling costs for the six month period. These costs increased for the second quarter of 1994 compared to the second quarter of 1993 due to increased sales volumes, partially offset by a higher proportion of sales volumes from the lower cost Kori Kollo mine and the San Cristobal mine, the costs of which have decreased as previously discussed.

        Depreciation, depletion and amortization has increased by 24 percent to $24.1 million ($82 per equivalent ounce of gold sold) from $19.4 million ($68 per equivalent ounce of gold sold) for the six months ended June 30, 1994 compared to the six months ended June 30, 1993. Depreciation, depletion and amortization has increased by 43 percent to $12.4 million ($80 per equivalent ounce of gold sold) from $8.7 million ($74 per equivalent ounce of gold sold) for the three months ended June 30, 1994, when compared to the same period of 1993. The increase in depreciation, depletion and amortization for the three and six months ended June 30, 1994, when compared to the same periods of 1993, resulted primarily from increased production and sales volumes and from a higher proportion of such volumes being produced at the Kori Kollo mine, which has higher capitalized costs compared to the Company's other mines.

        Exploration Costs

        Exploration, evaluation and other lease costs increased slightly to $5.9 million for the six months ended June 30, 1994, compared with $5.3 million for the six months ended June 30, 1993, because of the Company's expanded 1994 exploration program. Exploration, evaluation and other lease costs increased slightly to $3.3 million for the three months ended June 30, 1994, compared with $3.2 million for the three months ended June 30, 1993.

        Other

        The Company had interest income of $1.6 million and $3.0 million for the three and six months ended June 30, 1994, compared with $1.2 million and $1.8 million for the three and six months ended June 30, 1993. The increased interest income resulted from the investment of cash remaining from the Company's preferred stock offering completed during May 1993.

        Interest expense was $2.4 million and $4.7 million for the three and six months ended June 30, 1994, compared with $2.6 million and $4.1 million for the same periods of the previous year. Interest expense increased for the six months as a result of the commencement of commercial production at the Kori Kollo mine on February 1, 1993. The interest on borrowings used for the construction of the Kori Kollo mining facilities was capitalized prior to the commencement of commercial production.

        The Company incurred income tax expense of $.2 million and $2.3 million for the three and six months ended June 30, 1994, compared with an income tax benefit of $2.9 million and $6.1 million for the three and six months ended June 30, 1993. The income tax expense during the six months ended June 30, 1994, is a result of pre-tax income. The effective tax rate is 28 percent for 1994 as compared with a benefit of 52 percent in 1993.

        Net income attributable to minority interests was $2.6 million for the six months ended June 30, 1994, as compared to $1.7 million for the same period of 1993. The increase in this amount can be primarily attributed to the increased earnings of Inti Raymi partially offset by a decrease in the minority interest ownership percentage of Inti Raymi.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits


          4 Amendment to Credit Agreement, dated April 30, 1994, among the Company, the lenders parties thereto and Citibank, N.A., as agent.

         10 Specimen of BMG's 1994 Long-Term Incentive Plan Performance Unit Agreement.

         11    Computation of Earnings per Common Share.

         12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

   (b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BATTLE MOUNTAIN GOLD COMPANY



Date:  August 15, 1994                /s/ R. Dennis O'Connell
                                      ______________________________________
                                      R. Dennis O'Connell, Vice President-
                                      Finance and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit No.               Document
- - -----------               --------

    4 Amendment to Credit Agreement, dated April 30, 1994, among the Company, the lenders parties thereto and Citibank, N.A., as agent.

    10                    Specimen of BMG's 1994 Long-Term Incentive Plan
                          Performance Unit Agreement.

    11                    Computation of Earnings per Common Share.

    12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.