Form 10-Q
period 1994-09-30
BATTLE MOUNTAIN GOLD CO
filed 1994-11-14
CIK 771498

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

   [  ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ___________ TO___________
                        COMMISSION FILE NUMBER 1-9666

                             ---------------------

                          BATTLE MOUNTAIN GOLD COMPANY
             (Exact name of registrant as specified in its charter)


                    NEVADA                                      76-0151431
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                     Identification No.)

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

     Number of shares of common stock outstanding as of the latest practicable date, November 10, 1994: 80,932,073.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX



                                                                                    Page
                                                                                    ----
Part I.   Financial Information

          Condensed Consolidated Balance Sheet at
          September 30, 1994, and December 31, 1993                                    1

          Condensed Consolidated Statement of Income
          for the three and nine months ended
          September 30, 1994, and 1993                                                 2

          Condensed Consolidated Statement of
          Cash Flows for the nine months ended
          September 30, 1994, and 1993                                                 3

          Notes to Condensed Consolidated Financial
          Statements                                                                   4

          Statistical Information                                                      6

          Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                                                8

Part II.  Other Information                                                           17

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (in thousands)


                                                                                       September 30,              December 31,
                                                                                            1994                      1993
                                                                                       -------------              ------------
 ASSETS
   Current assets
     Cash and cash equivalents                                                            $  78,167                 $ 115,338
     Accounts receivable                                                                     24,300                    37,349
     Inventories                                                                              4,288                     1,068
     Materials and supplies, at average cost                                                 26,485                    22,916
     Other current assets                                                                     2,906                     3,949
                                                                                          ---------                 ---------
        TOTAL CURRENT ASSETS                                                                136,146                   180,620

   Investments                                                                               42,285                    28,111


   Net property, plant and equipment                                                        490,543                   453,242

   Other assets                                                                               5,593                     6,179
                                                                                          ---------                 ---------

 TOTAL ASSETS                                                                             $ 674,567                 $ 668,152
                                                                                          =========                 =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current maturities of long-term debt                                                 $  13,431                 $  13,431
     Accounts payable                                                                        10,499                    13,171
     Payroll and related benefits accrued                                                     4,779                     2,354
     Accrued interest                                                                         6,048                     6,527
     Other current liabilities                                                                2,375                     4,789
                                                                                          ---------                 ---------
        TOTAL CURRENT LIABILITIES                                                            37,132                    40,272

   Long-term debt                                                                           172,288                   179,053
   Other liabilities                                                                         29,250                    24,607
                                                                                          ---------                 ---------

        TOTAL LIABILITIES                                                                   238,670                   243,932

   Minority interest                                                                         61,909                    54,660

   Shareholders' equity                                                                     373,988                   369,560
                                                                                          ---------                 ---------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 674,567                 $ 668,152
                                                                                          =========                 =========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                      (in thousands except per share data)


                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                  -------------------------      -----------------------
                                                                    1994             1993          1994           1993
                                                                  --------         --------      --------       --------
 GROSS REVENUE                                                    $ 59,810         $ 53,271      $172,768       $155,390
  Less: Freight, allowances and royalties                            3,983            3,247         8,988         10,903
                                                                  --------         --------      --------       --------
 NET SALES                                                          55,827           50,024       163,780        144,487
                                                                  --------         --------      --------       --------

 COSTS AND EXPENSES
   Mining costs                                                      3,121            7,934        20,768         29,250
   Milling and other plant costs                                    29,092           23,719        66,515         68,312
   Depreciation, depletion and amortization                         12,394            9,836        36,465         29,200
   Exploration, evaluation and other lease costs                     4,301            1,848        10,208          7,108

   General and administrative expenses                               4,310            4,601        12,945         13,987
   Taxes, other than income                                            753              601         1,813          2,100
                                                                  --------         --------      --------       --------
         Total                                                      53,971           48,539       148,714        149,957
                                                                  --------         --------      --------       --------

 OPERATING INCOME (LOSS)                                             1,856            1,485        15,066         (5,470)

 Interest income                                                     1,603            1,377         4,630          3,168
 Interest expense                                                   (2,565)          (2,388)       (7,303)        (6,522)
 Other income (expense), net                                            18            5,437          (676)         4,543
                                                                  --------         --------      --------       --------

 INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST               912            5,911        11,717         (4,281)
 Income tax expense (benefit)                                       (1,155)           2,495         1,098         (3,627)
 Minority interest                                                    (616)          (1,620)       (3,236)        (3,304)
                                                                  --------         --------      --------       --------

 NET INCOME (LOSS)                                                   1,451            1,796         7,383         (3,958)

 Preferred dividends                                                 1,868            1,869         5,606          1,869
                                                                  --------         --------      --------       --------


 NET INCOME (LOSS) TO COMMON SHARES                               $   (417)        $    (73)     $  1,777       $ (5,827)
                                                                  ========         ========      ========       ========

 INCOME (LOSS) PER COMMON SHARE                                   $   (.01)        $      -      $    .02       $  (0.07)
                                                                  ========         ========      ========       ========

 DIVIDENDS PER COMMON SHARE                                       $   .025         $   .025      $    .05       $   .025
                                                                  ========         ========      ========       ========

 AVERAGE COMMON SHARES OUTSTANDING
        FOR INCOME (LOSS) PER SHARE PURPOSES                        80,887           80,189        85,993         80,095





   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                            ------------------------------------
                                                                                               1994                      1993
                                                                                            ----------                ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 NET INCOME (LOSS)                                                                          $   7,383               $  (3,958)
 Adjustments to reconcile net income (loss) to cash flows from operating activities:
   Depreciation, depletion and amortization                                                    36,465                  29,200
   Exploration and evaluation costs                                                             7,300                   4,868
   Deferred taxes                                                                               2,113                       -
   Change in current assets and liabilities                                                     6,856                 (16,289)
   Other net change                                                                             5,052                     662
                                                                                            ---------               ---------
 Total Adjustments                                                                             57,786                  18,441
                                                                                            ---------               ---------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                                                      65,169                  14,483
                                                                                            ---------               ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                                   153                   6,770
   Acquisition of minority interest                                                            (5,200)                     -
   Investment in Crown Jewel project                                                           (9,301)                 (5,595)
   Capital expenditures                                                                       (69,591)                (42,683)
   Exploration and evaluation expenditures                                                     (7,296)                 (4,868)
   Other, net                                                                                     204                   1,098
                                                                                            ---------               ---------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                  (91,031)                (45,278)
                                                                                            ---------               ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from stock issuance                                                            6,323                 111,646
   Cash proceeds from borrowing                                                                     -                  36,855
   Cash dividend payments                                                                      (9,636)                 (5,874)
   Debt repayments                                                                             (7,358)                (53,077)
                                                                                            ---------               ---------
 NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                           (10,671)                 89,550
                                                                                            ---------               ---------
 EFFECT OF EXCHANGE RATE CHANGES                                                                 (638)                   (408)
                                                                                            ---------               ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (37,171)                 58,347
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             115,338                  45,377
                                                                                            ---------               ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  78,167               $ 103,724
                                                                                            =========               =========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  General Information

                 The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management of Battle Mountain Gold Company (BMG), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly owned and majority-owned subsidiaries (the Company). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1993.


Note 2.  Income (Loss) Per Common Share

                 For the nine months ended September 30, 1994, income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.
Common stock equivalents include shares reserved for issuance upon conversion of the Company's $100 million 6 percent convertible subordinated debentures due January 2005 and upon exercise of outstanding stock options. Common stock equivalents are not included in the computation of the loss per share for the three months ended September 30, 1994 and the three and nine months ended September 30, 1993 because of their anti-dilutive effect. Because the effect of conversion of the Company's $3.25 convertible preferred stock into common stock would be anti-dilutive, fully diluted earnings per share are not presented.

Note 3.  Debt

                 During the second quarter of 1994, the Company's majority owned subsidiary Empresa Minera Inti Raymi, S.A. (Inti Raymi) successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements.

                 On March 21, 1994, Inti Raymi paid $.7 million to purchase interest rate caps to mitigate its exposure to interest rate increases for the floating rate debt associated with the financing of Inti Raymi's Kori Kollo project. These caps gradually escalate from 4.5 percent currently to 7.2 percent in late 1997. Inti Raymi has hedged 33% of its interest rate exposure currently related to the Kori Kollo project financing. The hedge increases to 100% of its exposure by December 1997. Inti Raymi has not hedged any of its exposure subsequent to December 1997.

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

                      STATISTICAL INFORMATION  (UNAUDITED)




                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                          ----------------------           -------------------
                                                                          1994              1993           1994           1993
                                                                          ----              ----           ----           ----

 BATTLE MOUNTAIN COMPLEX Operating Data
   Production statistics
     Gold recovered (000s oz)                                                10               10              32             50
     Silver recovered (000s oz)                                              19               18              65             94
- ----------------------------------------------------------------------------------------------------------------------------------
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                                $ 208             $326           $ 214          $ 365
     Taxes, other than income                                                23               10              17             14
     DD&A                                                                    90               77             147             41
                                                                          -----            -----           -----          -----
     Total operating costs                                                $ 321            $ 413           $ 378          $ 420
- ----------------------------------------------------------------------------------------------------------------------------------

 SAN LUIS Operating Data
   Production statistics
     Gold Recovered (000s oz)                                                18               19              56             52
     Silver Recovered (000s oz)                                               6                7              15             21
- ----------------------------------------------------------------------------------------------------------------------------------
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                                $ 261            $ 236           $ 234          $ 240
     Taxes, other than income                                                18               12              12             13
     DD&A                                                                    69               83              66             83
                                                                          -----            -----           -----          -----
     Total operating costs                                                $ 348            $ 331           $ 312          $ 336
- ----------------------------------------------------------------------------------------------------------------------------------

 PAJINGO Operating Data
   Production statistics
     Gold recovered (000s oz)                                                 8                9              23             26
     Silver recovered (000s oz)                                              17               27              69             95
- ----------------------------------------------------------------------------------------------------------------------------------
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                                $ 119            $ 209           $ 149          $ 193
     Taxes, other than income                                                 3                2               2              2
     DD&A                                                                    53               49              43             45
                                                                          -----            -----           -----          -----
     Total operating costs                                                $ 175            $ 260           $ 194          $ 240
- ----------------------------------------------------------------------------------------------------------------------------------

 KORI KOLLO Operating Data
   Production statistics
     Gold recovered BMG share (000s oz) (2)                                  66               49             199            128
     Silver recovered BMG share (000 oz) (2)                                300              338             938            932
     Gold recovered (000s oz)                                                74               59             227            151
     Silver recovered (000s oz)                                             341              397           1,075          1,096
- ----------------------------------------------------------------------------------------------------------------------------------
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                                $ 162            $ 175           $ 152          $ 166
     Taxes, other than income                                                 -                -               -              1
     DD&A                                                                    99               99              96            110
                                                                          -----            -----           -----          -----
     Total operating costs                                                $ 261            $ 274           $ 248          $ 277
- ----------------------------------------------------------------------------------------------------------------------------------

See Page 7 for footnotes

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                                           Three Months Ended               Nine  Months Ended
                                                                             September  30,                    September 30,
                                                                          ---------------------            --------------------
                                                                          1994             1993            1994            1993
                                                                          ----             ----            ----            ----
 SAN CRISTOBAL Operating Data
   Production statistics
     Gold recovered BMG share (000s oz)(3)                                   11                6              28              19
     Silver recovered BMG share (000s oz)(3)                                 26               20              70              58
     Gold recovered (000s oz)                                                20               12              53              34
     Silver recovered (000s oz)                                              50               34             133             100
- ----------------------------------------------------------------------------------------------------------------------------------
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                                $ 259            $ 362           $ 258           $ 376
     Taxes, other than income                                                 -                -               -               -
     DD&A                                                                    80               86              78              82
                                                                          -----            -----           -----           -----
     Total operating costs                                                $ 339            $ 448           $ 336           $ 458
- ----------------------------------------------------------------------------------------------------------------------------------

 RED DOME Operating Data
   Production statistics
     Gold recovered BMG share (000s oz)(3)                                    6                5              12              22
     Silver recovered BMG share(000s oz)(3)                                  75               38             107             156
     Copper recovered BMG share (000s lbs)(3)                             2,761            1,547           5,299           4,082
     Gold recovered (000s oz)                                                11               10              23              42
     Silver recovered (000s oz)                                             145               68             206             275
     Copper recovered (000s lbs)                                          5,363            2,740          10,185           7,229
- ----------------------------------------------------------------------------------------------------------------------------------
   Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                                $ 231            $ 193           $ 277           $ 187
     Taxes, other than income                                                 -                -               -               -
     DD&A                                                                    24                2              15              11
                                                                          -----            -----           -----           -----
     Total operating costs                                                $ 255            $ 195           $ 292           $ 198
- ----------------------------------------------------------------------------------------------------------------------------------

 AGGREGATE DATA
    Gold recovered BMG share (000s oz)                                      119               98             350             297
    Gold sales BMG share (000s oz)                                          114              104             343             312
    Gold recovered (000s oz)                                                141              119             414             355
    Gold sales (000s oz)                                                    135              125             405             378
    Average price per oz realized                                         $ 386            $ 376           $ 386           $ 363
- ----------------------------------------------------------------------------------------------------------------------------------
    Silver recovered BMG share (000s oz)                                    443              448           1,264           1,356
    Silver sales BMG share (000s oz)                                        415              479           1,228           1,449
    Silver recovered (000s oz)                                              578              551           1,563           1,683
    Silver sales (000s oz)                                                  533              601           1,505           1,840
    Average price per oz realized                                        $ 5.38            $4.72           $5.37           $4.22
- ----------------------------------------------------------------------------------------------------------------------------------
    Weighted Average Cost Per Equivalent Gold Ounce (1)
      Cash production costs                                               $ 192            $ 216            $186           $ 227
      Taxes, other than income                                                4                3               3               5
      DD&A                                                                   82               81              85              77
                                                                          -----            -----           -----           -----
      Total operating costs                                               $ 278            $ 300           $ 274           $ 309
==================================================================================================================================

(1) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.

(2) Reflects BMG's 85 percent equity interest through February 1994 and an 88 percent interest thereafter.

(3) Reflects BMG's 56.5 percent equity interest for 1993, a 52.6 percent equity interest for January 1994 through May 1994 and a 51.5 percent equity interest for June through September, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                 This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year 1993 (1993 Form 10-K) and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

Liquidity and Capital Resources

                 At September 30, 1994, the Company had cash and cash equivalents of $78.2 million, of which $21.7 million was held by BMG, $38.1 million was held by BMG's majority-owned subsidiary Niugini Mining Limited, a Papua New Guinea precious metals mining company (Niugini Mining), and $18.4 million was held by Inti Raymi.

                 The Company generated cash flow of $65.2 million from operating activities during the nine months ended September 30, 1994. This includes a decrease of approximately $8.0 million in customer accounts receivable and a decrease of approximately $7.9 million in refundable value added taxes from the Bolivian government related to the construction of the Kori Kollo sulfide mining facilities.

                 Product inventories and inventories of materials and supplies increased by $3.2 million and $3.6 million, respectively, for the nine months ended September 30, 1994. The increase in product inventories is primarily attributable to the accumulating of gold, silver and copper concentrates from the Red Dome mine in Australia. Since this product is shipped overseas, the Company realizes significant savings by shipping this product in large quantities. The Red Dome mine produces sufficient quantities to allow for approximately 4 or 5 shipments annually. Inventories of materials and supplies continue to increase at the Kori Kollo mine in Bolivia due to increases in the cost and quantities of the materials which must be retained at the mine due to its remote location.

                 In March 1994, the Company increased its ownership interest in Inti Raymi to 88 percent from 85 percent for $5.2 million.

                 The Company has expended $81.6 million for capital expenditures for the nine months ended September 30, 1994, of a total of $98.9 million projected for the year. Total projected 1994 expenditures include $22.2 million for construction and development of the Reona project, $12.6 million for the Red Dome expansion, $9.9 million for the development of Lihir, $24.3 million for the expansion of the Kori Kollo processing facilities, and lesser amounts for permitting and development of Crown Jewel, the Phoenix and the Cindy projects. Of the total 1994 budget, 40 percent is expected to be spent in North America, 31 percent in Latin America, 26 percent in various countries by Niugini Mining and 3 percent in the South Pacific. The Company routinely evaluates additional capital project, acquisition and merger opportunities.

                 BMG is in the initial startup phase of the Reona project which contains reserves of approximately 370,000 ounces of gold in the Copper Canyon area of the Battle Mountain complex. The cost of developing this project was approximately $23.7 million through September 30, 1994. The cost of the project was greater than originally estimated because of delays in the permitting process and the establishment of a more aggressive completion schedule to make up for these delays. Also, certain pre-mining costs were not included in the original cost estimate.

                 Niugini Mining has completed the expansion of the existing Red Dome pit. The total cost of this expansion project was $32.4 million as of September 30, 1994. Total costs exceeded previous estimates primarily due to corrections of problems related to an unexpected pit wall slippage. The expansion is expected to extend the life of the mine through 1996.

                 Inti Raymi is implementing a $25.5 million capital expansion program at the Kori Kollo mine. The capital program includes the construction of a recovery enhancement project designed to increase recovery rates from the present range of approximately 67 to 68 percent to approximately 75 to 80 percent. The program also includes the addition of a detoxification circuit and the acquisition of additional haul trucks. Completion of the recovery enhancement and detoxification circuit projects is expected by the end of the first quarter of 1995. Inti Raymi expects to use cash generated from operations to fund these projects.

                 During the nine months ended September 30, 1994, the Company spent approximately $10.5 million on exploration and evaluation and related capital expenditures. The Company currently estimates that it will spend approximately $15.0 million on its 1994 exploration programs. Of this amount, approximately 19 percent is budgeted to be spent in North America, 25 percent in Latin America and the Caribbean, 31 percent in Australia and the South Pacific and 25 percent in various countries by Niugini Mining.

                 When a Special Mining lease is granted by the government of Papua New Guinea, Niugini Mining expects to acquire an additional 16 percent ownership interest in the Lihir joint venture for $48 million and to make additional cash contributions to the Lihir joint venture to fund preliminary development in anticipation of reaching final agreement on the allocation of equity interests and completion of debt and equity project financing arrangements. Niugini Mining has obtained a line of credit for A$25 million (US$18.5 million) to help meet its cash needs. No funding by BMG is expected to meet Niugini Mining's cash needs.

                 During the nine months ended September 30, 1994, Niugini Mining issued 2.1 million shares of its common stock upon the exercise of stock options which provided net proceeds of $5.7 million. As a result of these issuances, BMG's ownership interest in Niugini Mining decreased from 52.6 percent to 51.5 percent. The Company recorded a $1.2 million adjustment to reduce the carrying value of its investment in Niugini Mining to reflect this reduction in ownership interest. Pursuant to the Company's policy, this adjustment was charged directly to shareholders' equity.

                  In May 1994, BMG's revolving credit agreement was amended to permit Niugini Mining to pledge its Red Dome mine assets to secure a portion of the financing for its acquisition of an additional ownership interest in the Lihir project.

                 In 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends up to the amount of Inti Raymi's net income for the preceding fiscal year, which ends September 30. In 1994, Inti Raymi paid dividends of $8.1 million to its shareholders ($7.1 million to BMG). This represented Inti Raymi's net income for the year ended September 30, 1993. Currently, Inti Raymi's Board of Directors has elected to retain the fiscal 1994 earnings in order to fund its $25.5 million capital expansion program.

                 The Company does not currently expect Niugini Mining to pay dividends because of Niugini Mining's business commitments and plans for its working capital (see above and "Development Projects" below).

                 BMG has effective a registration statement under the Securities Act of 1933 for what is commonly referred to as a "universal shelf" filing covering up to $200 million of debt securities, preferred stock, depositary shares, common shares and warrants, which BMG may elect to offer from time to time and in any combination. BMG currently has no plans for the issuance of any securities under this registration statement.

                 Conclusion

                 The Company expects the cash on hand along with cash flows from operations and financing facilities currently in place to be adequate to meet its foreseeable future cash needs. Funding may also be provided from offerings of additional securities under the Company's $200 million universal shelf registration statement, assuming any such offering could be completed under satisfactory terms.

Factors That May Affect Future Results

                 Development Projects

                 At present, the Company has interests in three projects which have matured beyond the evaluation stage.

                 Cindy Project - In Queensland, Australia, BMG is proceeding with the $4.3 million development of the Cindy ore deposit, containing approximately 42,500 ounces of gold. Through September 30, 1994, $2.4 million has been spent on this development project. Ore from the Cindy deposit is to be processed at the existing Pajingo milling facility beginning in December 1994, and is expected to extend the productive life of the Pajingo district to the end of 1995. The cost of this project has increased because of the inclusion of certain pre-operating mining costs that had not been previously included in the cost estimate.

                 Crown Jewel Project - BMG is continuing to seek permits for the Crown Jewel project in Washington state. BMG expects to construct a 3,000 ton per day milling facility with start-up possible in early 1997, depending on the length of the permitting process, the effect of possible legal challenges by project opponents, the potential impact of legislation recently enacted in the State of Washington and possible attempts to re-evaluate federal mining legislation. Implementing regulations which are expected to clarify several aspects of the State of Washington legislation are expected to be developed. The delays in obtaining permits for the Crown Jewel project relate primarily to delays in regulatory approvals for certain site data collection activities, the time taken for agency development of certain wildlife studies and the time taken to process agency comments on the draft environmental impact statement.

                 In March, 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel project, to suspend quarterly payments of $1.0 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. On May 10, 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to subsequently make such quarterly $1.0 million payments. As part of its agreement to resolve these issues, BMG acquired the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration paid by BMG to the co-venturer was $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1.0 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers the currently identified gold reserve of 1.6 million ounces of gold from the project at which time BMG's interest will be reduced to 51 percent.

                 To earn the 54 percent ownership interest in the Crown Jewel project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. Under the amended terms of the joint venture agreement, the minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $107.8 million, of which, as of September 30, 1994, $46.6 million ($38.3 million of which has been capitalized) has been incurred. The current estimate includes approximately $8.5 million related to the acquisition of the additional 3 percent interest in the project and the resolution of certain contractual issues.

                 Lihir Project - The current term of the Exploration License is expected to continue in respect to the Lihir project area until a decision is made by the Papua New Guinea (PNG) government regarding the Special Mining Lease application which has been submitted by the joint venture. Discussions are continuing among the PNG government and the joint venturers regarding the timing and conditions of project development and the allocation of equity interests in the project. Discussions by the joint venture partners are also being held with commercial and investment bankers and lenders regarding the terms and conditions for debt and equity financing for the project. As of September 30, 1994, the carrying value of the Company's investment in the Lihir Project was approximately $138.1 million.

                 New Reserve Potential

                 BMG is continuing to evaluate the feasibility of mining and milling the low grade sulfide mineralization known as the Phoenix project located in the Copper Canyon area of the Battle Mountain complex. Feasibility of this project is expected to be determined by the end of 1994. A Plan of Operations has been submitted to the Bureau of Land Management to initiate the permitting process.

                 Government Regulation

                 All of the Company's mining and processing operations are subject to reclamation requirements, as more fully described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1993 Form 10-K.

                 Legislative efforts by the U.S. Senate and House of Representatives to amend or replace the General Mining Law under which the Company holds claims on public lands have not been successful to date. The Company cannot predict whether such efforts will be renewed in future legislative sessions or the impact of such efforts, if successful, on its U.S. activities.

                 Bolivia is currently developing new environmental regulations which may be effective as early as the first quarter of 1995. The impact, if any, of these regulations on Kori Kollo operations cannot be determined at this time, but it is not expected that these regulations will have a material adverse effect on the Company's financial position or results of operations.

                 Forward Sales and Hedging

                 In order to minimize exposure to decreasing prices for portions of its production, the Company has in the past, and may in the future, hedge the sale prices of future production by entering into contracts, such as spot deferred sales contracts, fixed forward sales contracts and put options.

                 As of September 30, 1994, the following table summarized the Company's hedging positions:

                                       Weighted Average
                                        Price per Unit            Period
                                       ----------------           ------
BMG:
 Spot deferred contracts
  145,000 oz gold                            $ 372            Oct 94 - Jun 95

Niuguini Mining:
 Spot deferred sales contracts
  47,000 oz gold                             $ 384                Oct 94
  243,000 oz silver                          $5.64                Oct 94
 Fixed forward sales contracts
  176,000 oz gold                            $ 365            Oct 94 - Dec 96
  150,000 oz silver                          $5.67                Oct 94
  2,205,000 lbs copper                       $ .96                Nov 94

Inti Raymi:
 Spot deferred sales contracts
  98,500 oz gold                             $ 374            Oct 94 - Feb 95

                 Gains and losses related to these hedging transactions are recognized in revenue when the related production is sold. In addition, $1.5 million of costs associated with the purchase of Inti Raymi's open spot deferred sales contracts are also deferred and will be recognized concurrently with the revenues related to the hedged production.

                 The aggregate amount by which the net market value of the Company's open fixed forward and spot deferred sales contracts is less than the spot price of $384 per ounce of gold as of November 8, 1994, is $6.0 million, of which $1.7 million is attributable to minority interests.

                 During the third quarter of 1994, the Company allowed options contracts covering 45,000 ounces of gold to expire. In October 1994, the Company rolled forward spot deferred sales contracts covering 78,000 ounces of gold and 243,000 ounces of silver to future periods. At the November 8, 1994, market price of $384 per ounce of gold, open spot deferred sales contracts would be evaluated to determine if it would be in the best long-term interests of the Company to either "roll the contracts forward" or deliver against them. Delivery against spot deferred sales contracts in a period in which current market prices exceed contract prices will result in recognition of revenues at prices below the current market.

                 In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flow for specific needs.

                 Foreign Operations

                 The Company's identifiable assets attributable to foreign mining as of September 30, 1994, were approximately $509 million and foreign mining operations represented approximately 81 percent of the total gross revenues of the Company for the nine months ended September 30, 1994. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

Results of Operations

The following table presents results of operations data on a per equivalent ounce of gold sold basis:


                                                                 Three months Ended       Nine Months Ended
                                                                    September 30,           September 30,
                                                              ----------------------   ----------------------
                                                                 1994         1993        1994         1993
                                                              ---------    ---------   ---------    ---------
 Gross revenue                                                $     385    $     375   $     384    $     359

 Freight, allowances and royalties                            $      26    $      23   $      20    $      25

 Mining, milling and other plant costs                        $     207    $     224   $     195    $     228

 Depreciation, depletion and amortization                     $      80    $      69   $      81    $      68

                 Gross Revenue

                 Gross revenue increased for the three and nine months ended September 30, 1994 from the same periods in 1993 due primarily to increased sales volumes from the Kori Kollo mine and higher average realized gold prices. Production volumes from the Kori Kollo mine increased due to increased recoveries and the re-treatment of used cathodes by electro-winning. Upgrading of the crushing facilities at the San Cristobal mine was the main factor contributing to the increase in the mine's sales volume. These increases were partially offset by a significant decrease in sales volumes at the Red Dome mine which was caused primarily by the slippage of a pit wall in the second quarter of this year. The pit wall slippage has delayed startup of production from the push back of the mine and also delayed access to the better grade ore. Normal mining operations are expected in the fourth quarter of 1994. Volumes increased at the San Luis mine for the nine months ended September 30, 1994 due to higher ore grades.

                 Selling and Operating Costs

                 Freight, allowances and royalties decreased in total and on a cost per equivalent ounce of gold basis for the nine months ended September 30, 1994, compared to the same period of the previous year, due to fewer concentrate sales from the Red Dome mine in 1994. Shipments from the Red Dome mine carry high freight charges. Conversely, the freight, allowance and royalties costs were higher for the third quarter of 1994 compared to the third quarter 1993 due to a royalty settlement paid to a land holder by Niuguini Mining related to mining activities at the San Cristobal mine.

                  Mining, milling and other plant costs per equivalent ounce of gold sold decreased for the nine month period ended September 30, 1994 from the same period in 1993 because of an increased percentage of sales volumes from the lower per ounce cash operating cost Kori Kollo mine (from approximately 40 percent to approximately 56 percent). The cash operating costs per equivalent ounce of gold sold at the Kori Kollo mine were lower due to improved recoveries and the re-treatment of used cathodes by electro-winning. Also, the San Cristobal mine costs have decreased on an equivalent ounce of gold sold basis due to improved efficiencies resulting from the addition of more efficient crushing equipment. Lower per equivalent ounce sold cash costs at the Battle Mountain Complex, the San Luis mine and the Pajingo mine also contributed to the decrease in total mining, milling and other plant costs on a per ounce and total basis. These costs decreased on a cost per equivalent ounce produced basis for the third quarter of 1994 compared to the third quarter of 1993 primarily because of reductions in mining costs at the Battle Mountain Complex and the Pajingo mine and also because of increased sales volumes attributable to the lower cost Kori Kollo mine. The mining costs decreased at these mines primarily due to the completion of mining activities in older pit areas where there were stockpiles of mined ore whose mining costs had previously been capitalized as part of the mines development costs.

                  The increase in depreciation, depletion and amortization, in total and on a cost per equivalent ounce of gold sold basis for the three and nine months ended September 30, 1994, when compared to the same periods of 1993, resulted primarily from increased sales volumes and from a higher percentage of such volumes being sold from the Kori Kollo mine. The Kori Kollo mine has higher capitalized costs compared to the Company's other mines.

                  Other

                  Interest income increased for the three and nine months ended September 30, 1994 compared to similar periods in the prior year, as a result of the investment of cash remaining from the Company's preferred stock offering completed during May 1993 and the stock offering completed by Niugini Mining in December 1993.

                  Interest expense increased for the nine months as a result of the commencement of commercial production at the Kori Kollo mine on February 1, 1993. The interest on borrowing used for the construction of the Kori Kollo mining facilities was capitalized prior to the commencement of commercial production.

                  The Company's effective income tax rate is 13 percent for 1994, as compared with an income tax benefit of 48 percent in 1993. The effective income tax rate for 1994 has been influenced by a reduction in the Company's deferred tax valuation allowance. The Company has determined that it is more likely than not that additional deferred tax benefits will be realized as a result of the Company's profitability in 1994 which has created additional taxable temporary differences.

PART II.         OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          11      Computation of Earnings per Share

                          12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

                          27 Financial Data Schedule for the nine month period ended September 30, 1994

                 (b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BATTLE MOUNTAIN GOLD COMPANY



Date:  November 14, 1994                  /s/ R. DENNIS O'CONNELL
                                          R. Dennis O'Connell, Vice President-
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)

                               INDEX OF EXHIBITS


                Exhibit No.               Document
                -----------               --------
                  11         Computation of Earnings per Share

                  12         Computation of Ratio of Earnings to Fixed Charges and
                             Earnings to Combined Fixed Charges and Preferred
                             Dividends

                  27 Financial Data Schedule for the nine month period ended September 30, 1994
