Form 10-K
period 1994-12-31
BATTLE MOUNTAIN GOLD CO
filed 1995-03-28
CIK 771498

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

    /X/                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NO. 1-9666
                                              OR
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                                  OF 1934
               FOR THE TRANSITION PERIOD FROM -------------- TO --------------

                            ------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEVADA                               76-0151431
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification Number)
    333 CLAY STREET, 42ND FLOOR,
           HOUSTON, TEXAS                              77002
        (Address of principal                       (Zip code)
         executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               Name of each Exchange
         Title of each class                    on which registered
- -------------------------------------  -------------------------------------
            Common Stock                      New York Stock Exchange
  $3.25 Convertible Preferred Stock           New York Stock Exchange
 Rights to Purchase Preferred Stock           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $887 million as of March 23, 1995, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

    The number of shares outstanding of the registrant's common stock as of March 23, 1995 is 80,959,302.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT RELATING TO THE 1995 ANNUAL MEETING OF STOCKHOLDERS OF BATTLE MOUNTAIN GOLD
COMPANY WHICH HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11 AND 12 OF PART III OF THIS ANNUAL REPORT).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I
     Items 1. and 2. Business and Properties..............................   1

     Item 3.  Legal Proceedings...........................................  39

     Item 4.  Submission of Matters to a Vote of Security Holders.........  39

              Executive Officers of the Registrant........................  39

PART II
     Item 5.  Market For Registrant's Common Equity and
              Related Stockholder Matters.................................  41

     Item 6.  Selected Financial Data.....................................  42

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  43

     Item 8.  Financial Statements and Supplementary Data.................  57

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................  90

PART III
     Item 10. Directors and Executive Officers of the Registrant..........  90

     Item 11. Executive Compensation......................................  90

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................  90

     Item 13. Certain Relationships and Related Transactions..............  90

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................  91

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                      BUSINESS AND PROPERTIES OF THE COMPANY

INTRODUCTION

     Battle Mountain Gold Company ("BMG") and its subsidiaries
(collectively the "Company") are engaged in the mining and processing of gold, silver and copper ore in the United States, Bolivia, Chile and Australia and in the exploration and evaluation of precious metals properties in the United States, Australia, Latin America and the South Pacific. BMG was incorporated in Nevada in 1985.

     The Company's operating properties include the Battle Mountain Complex in Nevada, the San Luis mine in Colorado, the Pajingo and Red Dome mines in Queensland, Australia, the San Cristobal mine in Chile and the Kori Kollo mine in Bolivia. BMG is in the permitting phase of two development projects in the United States, the Crown Jewel in Washington and the Phoenix at the Battle Mountain Complex in Nevada.

     BMG currently owns 88 percent of the outstanding common equity of Empresa Minera Inti Raymi S.A., a Bolivian company ("Inti Raymi") which owns and operates the Kori Kollo mine. BMG also owns approximately 51.4 percent of the outstanding common equity of Niugini Mining Limited, a Papua New Guinea company ("Niugini Mining") which owns and operates the San Cristobal and the Red Dome mines and has an interest in a joint venture for the proposed development of the Lihir gold project in Papua New Guinea ("PNG"). See "-- Niugini Mining Limited -- Lihir Project."

     In 1994, the Company produced approximately 581,000 ounces of gold,
2.2 million ounces of silver and 12.6 million pounds of copper, of which BMG's attributable portion was 486,000 ounces of gold, 1.7 million ounces of silver and 6.5 million pounds of copper. A majority of the Company's production in 1994 was attributable to foreign operations.

     The following table sets forth, on a consolidated basis, the identifiable assets as of December 31, 1994, and the percent of total gross revenues for the year ended December 31, 1994, of the Company attributable to its various mining interests.

                            IDENTIFIABLE    PERCENT
                               ASSETS    OF TOTAL GROSS
                               (000S)       REVENUES
                            ------------ --------------
BMG
  Battle Mountain Complex    $ 37,214           8
  San Luis                     21,476          11
  Pajingo/Cindy                 5,838           5
  Crown Jewel                  39,314          --

INTI RAYMI
  Kori Kollo                  258,962          52

NIUGINI MINING
  San Cristobal                41,345          13
  Red Dome                     44,955          11
  Lihir                       140,141          --

OTHER                          90,524          --
                             --------         ---
TOTAL                        $679,769         100
                             ========         ===

     The following table provides aggregate operating data for all of the Company's operating mines for the years 1994, 1993 and 1992:

                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                              1994            1993            1992
                                          ------------    ------------   -------------
                                           BMG             BMG            BMG
    AGGREGATE OPERATING DATA              Net(1)   100%   Net(2)   100%  Net(3)   100%
    ------------------------              ------   -----  ------  ------ ------  ------
Gold production (000s oz)..............      486     581     400     474    417     496

Gold sales (000s oz)...................      478     569     417     503    415     489

Average realized gold price per oz.....     $385    $386    $363    $366   $355    $359

Silver production (000s oz)............    1,724   2,150   1,783   2,199  1,319   1,645

Silver sales (000s oz).................    1,692   2,094   1,884   2,373  1,253   1,539

Average realized silver price per oz...    $5.33   $5.34   $4.30   $4.29  $3.94   $3.94

Copper production (000s lbs)...........    6,546  12,606   5,374   9,517  6,855  12,139

Copper sales (000s lbs)................    6,022  11,601   7,569  13,404  5,915  10,474

Average realized copper price per lb...   $1.053  $1.053  $0.982  $0.982  $1.00   $1.00

Weighted average cost per equivalent gold ounce(4):

  Cash production costs................     $194    $200    $222    $222   $211    $211

  Taxes, other than income.............        4       3       4       4      6       6

  Depreciation, depletion and
   amortization........................       83      na      82      na     67      na
                                          ------  ------  ------  ------  -----  ------

    Total operating costs..............     $281      na    $308      na   $284      na
                                          ======  ======  ======  ======  =====  ======

__________
(1) Includes data based on BMG's 85 percent ownership of Inti Raymi until February 28, 1994, and 88 percent thereafter. Gold production and gold sales include 274,000 ounces and 271,000 ounces, respectively, related to BMG's interest in Inti Raymi, and silver production and silver sales include 1,251,000 ounces and 1,238,000 ounces, respectively, related to such interest. The information in the table also includes data based on BMG's
    52.6 percent ownership interest in Niugini Mining for the first half of 1994 and 51.4 percent ownership interest for the second half of 1994. Gold production and gold sales include 61,000 ounces and 57,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 265,000 ounces and 242,000, respectively, related to such interest; and copper production and copper sales relate only to such interest.

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

(3) Includes data based on BMG's 85 percent ownership of Inti Raymi. Gold production and gold sales include 46,000 ounces and 44,000 ounces, respectively, related to BMG's interest in Inti Raymi and silver production and silver sales include 296,000 ounces and 284,000 ounces, respectively, related to such interest. The information in the table also includes data based on BMG's 56.5 percent ownership of Niugini Mining. Gold production and gold sales include 91,000 ounces and 89,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 356,000 ounces and 306,000 ounces, respectively, related to such interest; and copper production and copper sales relate only to such interest.

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

GOLD PRICE VOLATILITY

     The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling by producers, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions such as South Africa, the United States and the Commonwealth of Independent States (formerly, the Soviet Union). The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the management of the Company to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold prices decline substantially, the Company would have to re-evaluate the carrying values of its properties and could determine that a write-down of values would be needed. If gold prices decline to a point below the Company's cash production costs and remain below this level for any substantial period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

     The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market:



                           YEAR ENDED DECEMBER 31,
                          ----------------------------
                          1994  1993  1992  1991  1990
                          ----  ----  ----  ----  ----
     High...............  $395  $406  $359  $403  $424

     Low................   378   326   330   344   346

     Average............   384   360   344   362   383

     To mitigate the impact of downturns in the gold, silver and copper markets, the Company currently engages in limited hedging transactions with respect to a portion of its production of gold, silver and copper. See "-- Sales and Precious Metals Hedging Activities," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 14, "Forward Sales and Hedging," of Notes to Consolidated Financial Statements under Item 8 of Part II herein.

     BATTLE MOUNTAIN GOLD COMPANY

     BMG's corporate headquarters is located in Houston, Texas. BMG has a North American regional office in Denver, Colorado and a South American regional office in La Paz, Bolivia. Mine offices are located in Battle Mountain, Nevada; San Luis, Colorado; and near Charters Towers, Queensland; with an operations branch office in Oroville, Washington. BMG's worldwide exploration program is headquartered in Houston, Texas. U.S. exploration activities are managed from the Reno, Nevada branch office. Latin American exploration activities are managed from the Tucson, Arizona branch office. Other branch exploration offices are located in Helena, Montana; San Juan, Argentina; Townsville, Queensland; Perth, Western Australia; and Jakarta, Indonesia.

BATTLE MOUNTAIN COMPLEX

     GENERAL. BMG's Battle Mountain Complex is located near Battle Mountain, Nevada, and consists of two areas known as Copper Canyon and Copper Basin, totalling approximately 50 square miles. The Copper Basin area is located 10 miles northeast of the Copper Canyon area. The Company's identifiable assets attributable to the Battle Mountain Complex as of December 31, 1994, were $37.2 million.

The graphics on page 5 consist of maps depicting the Company's mines and offices in North America, South America and the Austral Pacific. The North America map references the following Company offices: BMG's headquarters in Houston, Texas; BMG's North American Regional Office in Denver, Colorado; BMG's Latin American Exploration Office in Tucson, Arizona; and BMG's U.S. Exploration Office in Reno, Nevada. The North American map also includes the following operating locations: the San Luis Mine in southern Colorado; the Battle Mountain Complex in northern Nevada; and the Crown Jewel project in northeast Washington. The South America map references BMG's South American Regional Office and Inti Raymi's headquarters in La Paz, Bolivia; the Kori Kollo mine in central Bolivia; and the San Cristobal mine in northern Chile. The Austral Pacific map references Niugini Mining's office in Sydney, Australia; BMG's Australian Exploration Office in Perth, Australia; the Red Dome and Pajingo mines in northeastern Australia; and the Lihir Project northeast of mainland Papua New Guinea.

     The Fortitude mine's reserves at the Battle Mountain Complex were exhausted in March 1993, resulting in the decommissioning of the milling facility at Copper Canyon. Heap leaching at Copper Basin commenced in 1991 and is expected to continue through 1996. The Reona heap leach mine in Copper Canyon commenced production in October 1994. BMG announced a development decision with regard to the Phoenix milling project in March 1995. The Phoenix project is scheduled to commence operations in 1997, assuming timely permitting.

     BMG holds title to the Battle Mountain property in the form of fee land, unpatented lode, placer and millsite claims and leased claim acreage. The Reona mine and Phoenix project are located in part on unpatented lode claims which may be subject to future royalties if legislative amendment or replacement of the General Mining Law takes place. See "-- Property Interests
- -- United States." Access to the Battle Mountain Complex is by way of a two-mile paved road, which connects to a state highway.

RESERVE DATA(1)                              DECEMBER 31, 1994
                                             ----------------------
                                             REONA  PHOENIX  TOTAL
                                             ------ -------  ------
Proven/probable ore reserves (000s tons)...  13,606  37,657  51,263
Average gold ore grade (oz/ton)............    .026    .039    .036
Contained ounces (000s)
  Gold.....................................     350   1,475   1,825
  Silver...................................   1,975   8,795  10,770
Recovery factor for gold (%)...............      71      82      80

OPERATING DATA                                    YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                 1994       1993       1992
                                                 -----      -----      -----
Production statistics:
  Tons of ore milled (000s)....................      0        151      1,222
  Tons of ore leached (000s)...................  4,236      1,711      1,238
  Stripping ratio(2)...........................  1.9:1      3.0:1      3.4:1
  Mill feed ore grade (oz gold/ton)............     na        .15        .14
  Mill recovery factor for gold (%)............     na         94         94
  Leach ore grade (oz gold/ton)................   .023       .033       .028
  Leach recovery factor for gold (%)...........     50         57         65
  Gold recovered (000s oz).....................     48         61        178
  Silver recovered (000s oz)...................     96        114        426
Cost per equivalent gold ounce(3):
  Cash production costs........................   $255       $352       $209
  Taxes, other than income.....................     16         15          9
  Depreciation, depletion and amortization(4)..    117         67         43
                                                 -----      -----      -----
    Total operating costs......................   $388       $434       $261
                                                 =====      =====      =====

__________
(1) The reserves were determined using a cutoff grade ranging from .008 to .023 ounce per ton and an assumed gold price of $375 per ounce. These reserve data do not include approximately 26,400 contained ounces of gold attributable to Copper Basin heap leach ore which will continue to be leached through 1996. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1994, the estimated average stripping ratio over the remaining life of the Battle Mountain Complex ore reserves was approximately 1.4:1.

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

     During 1993, production at the Battle Mountain Complex decreased significantly from production in previous years as a result of the exhaustion of the Fortitude reserves in March 1993. Unit cash production costs at the Battle Mountain Complex for 1994 decreased significantly from unit cash production costs for 1993. Unit cash production costs were higher in 1993 primarily due to inclement weather conditions, higher haulage costs associated with the mining of satellite ore deposits, and severance costs attributable to a reduction in work force resulting from the shutdown of the Copper Canyon milling facility. Depreciation, depletion and amortization expense per ounce increased during 1994 as compared to 1993 as a result of a higher depreciable base resulting from the capital costs associated with the Reona mine.

     COPPER BASIN HEAP LEACH. Mining ceased at Copper Basin during 1993. Leaching of ore was ongoing at the Copper Basin heap leach facility during 1994 and is expected to continue through 1996.

     REONA MINE. The Reona mine commenced operations in October 1994. The cost of developing the mine, including the construction of a heap leach facility, was approximately $24 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Reona mine experienced a slow start-up, but corrective measures improved throughput near year-end 1994.

     PHOENIX PROJECT. BMG announced a development decision in March 1995 for its Phoenix milling project in Copper Canyon at the Battle Mountain Complex. Start-up of the project is currently scheduled for 1997, assuming timely permitting. The cost of the project is estimated at $87 million. The Phoenix milling project is expected to produce approximately 145,000 ounces of gold per year when fully operational.

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

     MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. BMG conducts its mining operation at the Battle Mountain Complex utilizing conventional open pit mining methods. Leach grade ore is processed at Reona and Copper Basin by heap leaching. The precious metals refinery and desorption plant at Copper Canyon processes solution from the Reona and Copper Basin heap leach facilities. The Battle Mountain Complex is subject to federal and state environmental laws and regulations including reclamation requirements under the laws and regulations of the State of Nevada and the U.S. Department of the Interior, Bureau of Land Management (the "BLM"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Environmental Matters -- United States -- Battle Mountain Complex."

SAN LUIS MINE

     GENERAL. The San Luis mine is located approximately 3 miles northeast of San Luis, Colorado. The San Luis mine lies within approximately 800 acres of land leased from a private party which in turn owns the land in fee. The lease is held by Battle Mountain Resources Inc., a wholly-owned subsidiary of BMG. The Company also owns fee lands in the proximity of the mine. Production from the mine is subject to a net smelter returns royalty of 3.5 percent payable to a private party. See "-- Property Interests -- United States." Commercial production at the San Luis mine began in July 1991. Access to the San Luis property is by way of a 5 mile dirt road, which connects to a state highway. The Company's identifiable assets attributable to the San Luis mine as of December 31, 1994, were $21.5 million.

RESERVE DATA(1)                           DECEMBER 31, 1994
                                          --------------------
Proven/probable ore reserves (000s tons)........  4,811
Average gold ore grade (oz/ton).................   .042
Contained gold ounces (000s)....................    200
Recovery factor for gold (%)....................     90



OPERATING DATA                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                   1994     1993      1992
                                                   ----     ----      ----
Production Statistics:
  Tons of ore milled (000s). . . . . . . . . . .  1,692    1,692     1,631
  Stripping ratio(2) . . . . . . . . . . . . . .  2.0:1    2.4:1     2.4:1
  Mill feed ore grade (oz gold/ton). . . . . . .   .046     .049      .042
  Mill recovery factor for gold (%). . . . . . .     89       91        88
  Gold recovered (000s oz) . . . . . . . . . . .     73       72        55
  Silver recovered (000s oz) . . . . . . . . . .     19       27        28
Cost per equivalent gold ounce(3):
  Cash production costs. . . . . . . . . . . . .   $232     $238      $316
  Taxes, other than income . . . . . . . . . . .     14       10        16
  Depreciation, depletion and amortization(4). .     71       81       131
    Total operating costs. . . . . . . . . . . .   $317     $329      $463

__________________

(1) The reserves were determined using a cutoff grade of .017 ounce of gold per ton and an assumed gold price of $375 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1994, the estimated average stripping ratio was approximately 1.4:1 over the remaining life of the mine.

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

(4) Depreciation, depletion and amortization for 1992 does not include a third-quarter write-down which totalled $26.7 million before taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."


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

PAJINGO MINE/CINDY DEPOSIT

   GENERAL. The Pajingo mine and milling facility and the nearby Cindy deposit are situated on a 10.5 square mile state-issued mining lease, 44 miles southeast of Charters Towers and 120 miles southwest of Townsville, Queensland. The mine and Cindy deposit are owned by Pajingo Gold Mine Pty. Ltd., a wholly-owned Australian subsidiary of a U.S. subsidiary of BMG. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "--Property Interests -- Australia" and "-- Taxes -- Australia." Production from the Cindy deposit is subject to a 3 percent royalty payable to a private party. The Company's identifiable assets attributable to the Pajingo mine and Cindy deposit as of December 31, 1994, were $5.8 million.

   The Pajingo mine commenced production in 1987. Mining operations at the Pajingo mine ceased in 1993; however, processing of stockpiled ore continued into 1994. BMG commenced development of the Cindy deposit in November 1993. The total cost of developing the Cindy deposit was approximately $4.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Open pit mining of the Cindy deposit commenced in February 1994 and ceased in July 1994. Underground development began in September 1994. Access to the Pajingo mine and Cindy deposit is by way of a 13-mile gravel road, which connects to a state highway.


RESERVE DATA(1)                                         December 31, 1994
                                                        -----------------

Proven/probable ore reserves (000s tons). . . . . .             250
Average gold ore grade (oz/ton) . . . . . . . . . .             .21
Contained gold ounces (000s). . . . . . . . . . . .              53
Recovery factor for gold (%). . . . . . . . . . . .              96

OPERATING DATA                               Year Ended December 31,
                                            ------------------------
                                             1994     1993     1992
                                             ----     ----     ----
PRODUCTION STATISTICS:
  Tons of ore milled (000s). . . . . . . .    191      190      196
  Stripping ratio(2) . . . . . . . . . . .   23:1    .03:1    4.4:1
  Mill feed ore grade (oz gold/ton). . . .    .17      .18      .26
  Mill recovery factor for gold (%). . . .     95       94       94
  Gold recovered (000s oz) . . . . . . . .     30       32       47
  Silver recovered (000s oz) . . . . . . .     93      125      213
Cost per equivalent gold ounce(3):
  Cash production costs. . . . . . . . . .   $150     $179     $129
  Taxes, other than income . . . . . . . .      2        2        1
  Depreciation, depletion and
   amortization. . . . . . . . . . . . . .     47       49       45
                                             ----     ----     ----
    Total operating costs. . . . . . . . .   $199     $230     $175
                                             ====     ====     ====

________________

(1) This table includes ore reserves at the Cindy deposit. The reserves were determined using a cutoff grade ranging from .041 to .117 ounce of gold per ton and an assumed gold price of $375 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."




(2) The stripping ratio reported for 1994 relates to open pit mining at the Cindy deposit. The stripping ratios for 1992 and 1993 apply to the Pajingo mine.

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


   Unit cash production and total unit operating costs at the Pajingo mine decreased in 1994 from 1993 levels primarily because production was from stockpiled ore at the Pajingo mine during the majority of 1994. Following depletion of the Cindy deposit and cessation of milling activities, all capitalized costs associated with the Pajingo mine and Cindy deposit are expected to be fully expensed.

   GEOLOGY. The Cindy deposit is located in rocks of Paleozoic age in the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

   MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. BMG conducts its mining operations at the Cindy deposit utilizing underground mining methods. Ore from the Cindy deposit is transported to the Pajingo mine and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. The Pajingo mine and Cindy deposit are subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

CROWN JEWEL PROJECT

   BMG has an option to earn a 54 percent joint venture interest in the Crown Jewel project near Oroville, Washington. After the joint venture produces 1.6 million ounces of gold, this joint venture interest would be reduced to 51 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In order to acquire its interest, BMG will have to fund, on a nonreimbursable basis, all expenditures for exploration, evaluation and development of the project through commencement of commercial production. BMG announced a decision to develop the Crown Jewel project in 1992, subject to obtaining requisite permits and approvals. The Company's identifiable assets attributable to the Crown Jewel project as of December 31, 1994, were $39.3 million.

   The project is within approximately 9,000 acres of land in northeastern Washington state consisting of patented, unpatented and lease holdings. A patent covering the unpatented portion of the Crown Jewel ore body has been applied for, but no First Half - Mineral Entry Final Certificate has been received. Legislative amendment or replacement of the General Mining Law could take place in 1995 and could result in the imposition of a severance tax or royalty on Crown Jewel production. See "--Property Interests -- United States."

   Legislation impacting mining activities was enacted in 1994 in Washington State. The legislation covers, among other matters, siting criteria and additional standards for tailings impoundments, additional bonding requirements for mining activities, county economic approval authority over mining projects, and the allowance of private citizens' lawsuits regarding enforcement of certain environmental laws. While the legislation could cause increases in capital expenditure or operating costs and potential project delays, the actual impact of the legislation on the Crown Jewel project is difficult to determine at this time. Also, commencing in 1994, Washington state agency funding for processing water rights applications was substantially reduced as a result of legislative budgetary decisions. The impact of this reduced funding on the Company's water rights applications for the Crown Jewel project cannot yet be determined.

   Reserves at the Crown Jewel project were estimated at 8.5 million tons of ore at an average grade of .182 ounce of gold per ton as of December 31, 1994, for net proven and probable gold reserves of approximately 1,550,000 contained ounces (835,000 ounces attributable to BMG). The average recovery factor for gold was estimated to be approximately 88 percent. The reserves were determined using a cutoff grade of .042 ounce of gold per ton and an assumed gold price of $375 per ounce. Additional gold mineralization exists at the Crown Jewel project comprising approximately 600,000 tons of gold mineralization with an average grade of .182 ounce of gold per ton based on the same cutoff grade and assumed gold price used to determined the above stated reserves. See "--Certain Factors Affecting Reserves, Foreign Investments and Properties."


   BMG is proceeding with permitting of the Crown Jewel project. Obtaining the necessary government permits and approvals is a complex and time consuming process involving numerous federal, state and local agencies. The draft Environmental Impact Statement is expected to be issued in the near future. See "-- Environmental Matters -- United States -- Crown Jewel Project." In addition, permitting could be further complicated by potential future changes to environmental and public land laws affecting the project. See "-- Property Interests -- United States."

   Assuming satisfactory permits and approvals are obtained, BMG expects to construct a milling facility designed to have a throughput capacity of 3,000 tons per day which is expected to produce an average of approximately 97,200 ounces of gold per year attributable to BMG. Completion could occur in 1997, although start-up will depend on the length of the permitting and the water rights acquisition process and the extent to which legal challenges are made by project opponents. See "-- Environmental Matters -- United States -- Crown Jewel Project." BMG will be the operator. Total capital costs for the project, including plant construction, exploration, evaluation and option payments, are anticipated to be approximately $108 million, of which approximately $47.6 million have been incurred through December 31, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXPLORATION

   BMG, through wholly-owned subsidiaries, currently conducts exploration and evaluation activities in search of precious metals in the United States, Argentina, Bolivia, Mexico, Chile, Honduras, Australia, Peru, Ecuador and Indonesia. BMG's primary objective is to develop high-quality ore deposits with low operating costs per ounce. BMG seeks to do this through exploration for extensions of ore zones at operating properties, in areas proximate to other gold production and through frontier exploration. For additional information concerning BMG's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                      EMPRESA MINERA INTI RAYMI S.A.

   Inti Raymi's corporate headquarters is located in La Paz, Bolivia. Through a series of acquisitions, BMG has increased its equity ownership in Inti Raymi to 88 percent through 1994. BMG's most recent acquisition was in March 1994 when BMG acquired an additional 3 percent equity ownership interest in Inti Raymi from Zeland Mines, S.A. (unaffiliated with BMG) for $5.2 million. The remaining 12 percent of Inti Raymi is owned by Zeland Mines S.A. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." BMG maintains political risk insurance for a portion of its investment in Inti Raymi with the Overseas Private Investment Corporation, a United States government agency. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties." Inti Raymi's principal asset is the Kori Kollo mine.

KORI KOLLO MINE

   GENERAL. The Kori Kollo mine is located near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately
43.7 square miles. See "-- Property Interests -- Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway. The Company's identifiable assets attributable to the Kori Kollo mine as of December 31, 1994, were $259 million.

   Commercial production from the milling facility at the Kori Kollo mine commenced in February 1993. At that time, heap leaching of oxide ore at the mine was discontinued. The cost of constructing the milling facility was partially project financed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Inti Raymi completed its first full calendar year of production from the milling facility in 1994.

   Inti Raymi conducts ongoing exploration and evaluation activities in search of precious metals within the Kori Kollo concession areas. Gold mineralization has been found at Llallagua and Nueva Esperanza in the vicinity of the Kori Kollo mine. Additional drilling and metallurgical testing is underway in an effort to further evaluate the gold mineralization at Llallagua and Nueva Esperanza. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

RESERVE DATA(1)


                                                  DECEMBER 31, 1994
                                                 --------------------
                                                   BMG Net     100%
                                                    (88%)
                                                   -------    ------
Proven/probable ore reserves (000s tons). . . . .   49,550    56,306
Average gold ore grade (oz/ton) . . . . . . . . .     .067      .067
Contained ounces (000s)
  Gold. . . . . . . . . . . . . . . . . . . . . .    3,320     3,775
  Silver. . . . . . . . . . . . . . . . . . . . .   17,485    19,870
Recovery factor for gold (%). . . . . . . . . . .       77        77


OPERATING DATA


                                                     YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------
                                              1994           1993             1992
                                         -------------  --------------   --------------
                                         BMG NET        BMG NET          BMG NET
                                           (2)    100%   (85%)    100%    (85%)   100%
                                         -------  ----  -------  ------  ------- ------
Heap leach operation:(3)
  Tons of ore heap leached (000s). . .       0      0      105      123   1,170   1,385
  Stripping ratio. . . . . . . . . . .      na     na   1.62:1   1.62:1  1.25:1  1.25:1
  Leach ore grade (oz gold/ton). . . .      na     na     .050     .050    .051    .051
  Leach recovery factor for gold (%) .      na     na       80       80      76      76
  Gold recovered (000s oz) . . . . . .      na     na        4        5      46      54
  Silver recovered (000s oz) . . . . .      na     na       47       56     296     349
Milling operation:
  Tons of ore milled (000s). . . . . .   5,980  6,831    4,464    5,220       0       0
  Stripping ratio(4) . . . . . . . . .  1.23:1 1.23:1   1.45:1   1.45:1      na      na
  Mill feed ore grade (oz gold/ton). .    .066   .066     .056     .056      na      na
  Mill recovery factor for gold (%). .      69     69       69       69      na      na
  Gold recovered (000s oz) . . . . . .     274    313      176      206      na      na
  Silver recovered (000s oz) . . . . .   1,251  1,431    1,219    1,433      na      na
Cost per equivalent gold ounce(5):
  Cash production costs. . . . . . . .    $161   $161     $169     $169    $149    $149
  Taxes, other than income . . . . . .       -      -        1        1       2       2
  Depreciation, depletion and
   amortization. . . . . . . . . . . .      91     na      109       na     128      na
                                        ------  -----   ------  -------  ------  ------
    Total operating costs. . . . . . .  $  252     na   $  279       na  $  279      na
                                        ======  =====   ======  =======  ======  ======

________________

(1) The reserves were determined using a cutoff grade ranging from .028 to .036 ounce of gold per ton and an assumed gold price of $350 per ounce. A recovery enhancement project scheduled to be completed in the first half of 1995 is estimated to increase recoveries from 69 percent to approximately 77 percent. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) Reflects data attributable to BMG's 85 percent ownership of Inti Raymi through February 1994 and its 88 percent ownership of Inti Raymi thereafter.




(3) Heap leaching of oxide ore was suspended in the first quarter of 1993 in connection with the start-up of the milling facility in February 1993.

(4) As of December 31, 1994, the estimated average stripping ratio was approximately 1.17:1 over the remaining life of the mine.

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



   Total gold production in 1994 at Kori Kollo was 313,000 ounces of gold, of which BMG's attributable share was 274,000 ounces of gold. See "-- Mining and Processing." Gold production at the Kori Kollo milling facility has exceeded the original design capacity of 245,000 ounces of gold per year due to throughput enhancement work completed at the mine during 1994 and because of higher recoveries associated with the processing of a larger quantity of oxide ore than had been previously anticipated for 1994. Depreciation, depletion and amortization expense per ounce decreased during 1994 compared with 1993 as a result of higher feed grades. A recovery enhancement project is also being constructed at the Kori Kollo mine and is scheduled for completion in the first half of 1995. This project is expected to increase gold recovery to approximately 77 percent compared with 69 percent at the end of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

   MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Inti Raymi utilizes conventional open pit mining methods at Kori Kollo. Mining at the Kori Kollo mine is performed by Servicios de Maquinaria y Transporte, S.A., an 88 percent owned subsidiary of BMG ("SERMAT"). BMG increased its ownership interest in SERMAT in March 1994 by acquiring an additional 3 percent interest from Zeland Mines S.A. Ore from the Kori Kollo mine is processed at the mill in a carbon-in-leach cyanide leach circuit. The mill processes an average of approximately 17,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws. See "-- Environmental Matters -- Bolivia."

EXPLORATION

   The Company conducts exploration in Bolivia (outside the Kori Kollo concession area) and Argentina through Compania Minera La Barca S.A. ("La Barca") and Minera Illimani S.A., separate 88 percent owned subsidiaries of BMG, respectively. BMG increased its ownership in La Barca in March 1994 by acquiring an additional 3 percent interest from Zeland Mines S.A. For additional information concerning exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                           NIUGINI MINING LIMITED

   Niugini Mining's administrative offices are located in Sydney, Australia and Kainantu, Papua New Guinea, with subsidiary branch offices in Santiago and Antofagasta, Chile; Cairns, Australia; and Kuala Lumpur, Malaysia. Through purchases of Niugini Mining's equity directly from Niugini Mining and on the open market, BMG acquired approximately 56.5 percent of Niugini Mining's equity by 1990. BMG's interest in Niugini Mining was reduced from approximately 56.5 percent to approximately 52.6 percent in December 1993 as a result of the sale of equity by Niugini Mining in connection with the proposed financing of the Lihir project in PNG. BMG's interest was further reduced to 51.4 percent during 1994 as a result of the exercise of certain employee stock options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The remaining share ownership of Niugini Mining is publicly held, with the shares quoted on the Australian Stock Exchange Limited.

SAN CRISTOBAL MINE

   GENERAL. In 1989, Niugini Mining purchased a 100 percent interest in the San Cristobal gold mine located on 52.5 square miles of government-issued mining concessions in northern Chile, 68 miles from the port city of Antofagasta. See "-- Property Interests -- Chile." The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A. The mine is readily accessible by existing roads. Commercial production of the mine began in July 1991. The Company's identifiable assets attributable to the San Cristobal mine as of December 31, 1994, were $41.3 million.

RESERVE DATA(1)



                                                     DECEMBER 31, 1994
                                                   --------------------
                                                   BMG Net
                                                   (51.4%)         100%
                                                   -------         ----
Proven/probable ore reserves (000s tons). . . .     7,037         13,669
Average gold ore grade (oz/ton) . . . . . . . .      .033           .033
Contained gold ounces (000s). . . . . . . . . .       230            445
Recovery factor for gold (%). . . . . . . . . .        74             74



                                                       YEAR ENDED DECEMBER 31,

                                                1994             1993             1992
                                         ----------------  ---------------   ---------------
                                          BMG NET           BMG NET           BMG NET
                                         (51.4%)(2)  100%   (56.5%)    100%   (56.5%)   100%
                                         ----------  -----  --------  ------  -------  ------
Production statistics:
  Tons of ore heap leached (000s). . . .    2,065    3,969   1,814     3,213    1,735   3,072
  Stripping ratio(3) . . . . . . . . . .    2.7:1    2.7:1   2.3:1     2.3:1    2.2:1   2.2:1
  Leach ore grade (oz gold/ton). . . . .     .025     .025    .029      .029     .028    .028
  Leach recovery factor for gold (%) . .       76       76      53        53       67      67
  Gold recovered (000s oz) . . . . . . .       39       74      28        49       33      58
  Silver recovered (000s oz) . . . . . .       94      181      78       139      100     177
Cost per equivalent gold ounce(4):
  Cash production costs. . . . . . . . .   $  254   $  254  $  351    $  351   $  276  $  276
  Taxes, other than income . . . . . . .        -        -       -         -        -       -
  Depreciation, depletion and
   amortization. . . . . . . . . . . . .       75       75      85        85       82      82
                                           ------   ------  ------    ------   ------  ------
    Total operating costs. . . . . . . .   $  329   $  329  $  436    $  436   $  358  $  358
                                           ======   ======  ======    ======   ======  ======

________________

(1) The reserves were determined using a cutoff grade of .010 ounce of gold per ton and an assumed gold price of $377 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) Reflects BMG's 52.6 percent ownership through June 1994 and 51.4 percent thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(3) As of December 31, 1994, the estimated average stripping ratio was approximately 2.0:1 over the remaining life of the mine.

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


   Production at San Cristobal increased significantly in 1994 primarily as a result of the installation of a tertiary crushing circuit in early 1994. Unit cash production and total unit operating costs for 1994 decreased from such costs for 1993 primarily as a result of significant improvement in operating efficiencies. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

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

RED DOME MINE

   GENERAL. In 1991, Niugini Mining purchased a 100 percent interest in the Red Dome gold mine in northern Queensland for approximately $15.5 million (before working capital adjustments of $2.1 million which resulted in a net purchase price of $13.4 million). The Red Dome mine is owned by Niugini
Mining (Australia) Pty. Ltd., a wholly-owned Australian subsidiary of Niugini Mining. The mine is located on a 5.6 square mile state-issued block of four mining leases located 84 miles west of Cairns, Queensland, Australia and is accessible by a 44-mile dirt and gravel road from a state highway. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia." The Company's identifiable assets attributable to the Red Dome mine as of December 31, 1994, were $45.0 million.

   Expansion of the existing Red Dome pit was completed in 1994 at an approximate cost of $34 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The expansion should extend the life of the mine through 1997.

RESERVE DATA(1)


                                                    DECEMBER 31, 1994
                                                    -----------------
                                                    BMG NET
                                                    (51.4%)     100%
                                                    -------    ------
Proven/probable ore reserves (000s tons). . . . .     1,246     2,425
Average gold ore grade (oz/ton) . . . . . . . . .      .085      .085
Contained gold ounces(000s) . . . . . . . . . . .       105       205
Contained pounds of copper (000s) . . . . . . . .    13,030    25,355
Recovery factor for gold (%). . . . . . . . . . .        81        81




                                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                                  1994                1993             1992
                                          ------------------   ---------------  ---------------
                                           BMG NET             BMG NET          BMG NET
OPERATING DATA                            (51.4%)(2)    100%   (56.5%)    100%  (56.5%)    100%
- --------------                            ----------    ----   -------    ----  -------    ---
Production statistics:

  Tons of ore milled (000s) . . . . . .        673      1,293     662     1,173     652   1,155

  Stripping ratio(3)  . . . . . . . . .     13.0:1     13.0:1      na        na   1.6:1   1.6:1

  Mill feed ore grade (oz gold/ton) . .       .041       .041    .052      .052    .092    .092

  Mill recovery factor for gold (%) . .         69         69      77        77      95      95

  Gold recovered (000s oz)  . . . . . .         22         43      27        49      58     104

  Silver recovered (000s oz)  . . . . .        171        330     173       305     256     452

  Copper recovered (000s lbs) . . . . .      6,546     12,606   5,374     9,517   6,855  12,139

Cost per equivalent gold ounce(4):

  Cash production costs . . . . . . . .       $264       $264    $199      $199    $202    $202

  Taxes, other than income  . . . . . .         --         --      --        --      --      --

  Depreciation, depletion and
   amortization . . . . . . . . . . . .         48         48       9         9      51      51
                                             -----     ------   -----     -----   -----  ------
     Total operating costs  . . . . . .       $312       $312    $208      $208    $253    $253
                                             -----     ------   -----     -----   -----  ------
                                             -----     ------   -----     -----   -----  ------


- ------------------
(1) This table includes ore reserves resulting from the expansion of the Red Dome mine pit. The reserves were determined using a cutoff grade of .050 ounce of gold per ton and an assumed gold price of A$515 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties" and "-- Explanatory Note Regarding Exchange Rates."

(2) Reflects BMG's 52.6 percent ownership through June 1994 and 51.4 percent thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(3) As of December 31, 1994, the estimated average stripping ratio was approximately 1.25:1 over the remaining life of the mine. Prior to the current expansion, mining had been completed in 1992; therefore, no mining occurred in 1993.

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


     The amount of gold produced at the Red Dome mine decreased in 1994 from 1993 primarily as a result of processing lower grade ore. Unit cash production costs increased in 1994 as compared to 1993 primarily as a result of higher metallurgy and mining costs. Depreciation, depletion and amortization expense per ounce increased during 1994 as compared to 1993 primarily as a result of increased capital costs related to the expansion of the Red Dome pit.

     GEOLOGY. The Red Dome deposit is hosted by Siluro-Devonian sedimentary rocks of the Chillagoe Formation and is located between one-half and one and one-half miles to the east of the Palmerville Fault, which is a major regional feature that marks the western boundary between this unit and the Precambrian Dargalong Metamorphics to the west. The Chillagoe Formation consists predominantly of fossiliferous limestone and chert with intercalated beds of quartz greywacke and siltstone. At the mine, narrow porphyritic rhyolite dikes were intruded into a calcareous unit of the Chillagoe Formation and produced skarns. Detailed electron microprobe analysis has indicated that the gold occurs predominantly as isolated grains of native gold either as inclusions within sulfides or as free gold associated with silicates. Electrum is minor and has been identified only in the retrograde skarn.

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

LIHIR PROJECT

     The Lihir project is located on the east coast of Lihir Island, 375 miles northeast of mainland PNG. Niugini Mining's ownership interest in the Lihir project is in a state of transition as explained below. Niugini
Mining's ownership interest is subject to a joint venture agreement with a subsidiary of RTZ Corporation plc ("RTZ") and the Mineral Resources Lihir
Pty. Ltd., a wholly-owned entity of the PNG government. Lihir Management
Company Pty. Ltd., a subsidiary of RTZ, is the manager for the Lihir project. The Company's identifiable assets attributable to the Lihir project as of December 31, 1994, were $140.1 million. The manager estimates minable sulfide reserves at the Lihir project to be approximately 114.6 million tons of ore with an average ore grade of .13 ounce of gold per ton, or approximately 14.6 million contained gold ounces (1.5 million ounces of gold attributable to BMG). The reserves were determined using a cutoff grade of .072 ounce of gold per ton and an assumed gold price of $350. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

     On March 17, 1995, the Special Mining Lease (the "SML") for the Lihir project was executed by the PNG government. The SML provides Niugini Mining, RTZ and the PNG government, as joint venture partners, the right to develop and operate the Lihir gold project. The Lihir Island landowners have reached substantial agreement with the Lihir joint venture for the landowners' ongoing compensation, social well-being from development of the mine and eventual participation in the project. Formal execution of agreements with the landowners is expected to take place in the near future.

     Niugini Mining and subsidiaries of RTZ and the PNG government have signed other agreements which will govern the ownership of the project and provide the legal and financial framework for the development and operation of the Lihir mine. The parties have formed a new company named Lihir Gold Limited ("LGL") for ownership and development of the Lihir project. A series of different agreed upon transactions, described below, are being effected, first, to change the ownership profile of the joint venture, second, to transfer ownership of the Lihir project to LGL, and third, to raise equity funding through a public share offering of LGL shares. LGL would also raise significant funds through project financing in order to complete development. The following transactions will occur prior to project financing being available:

(1) In connection with the execution of the SML and subject to certain conditions subsequent and payment terms, the PNG government acquired a 30 percent joint venture interest, pro rata from a subsidiary of RTZ and Niugini Mining ("NML" for purposes of tables below). The PNG government has agreed to pay in steps a subsidiary of RTZ and Niugini Mining 30 percent of the aggregate historic costs relating to the Lihir project to acquire its interest. Total historic costs are presently estimated at approximately $155 million. Niugini Mining's pro rata portion of the payment received from the PNG government will be based on its historic 8 percent contributing interest in repayment of expenditures to December 31, 1993, and 30 percent thereafter. Therefore, the following ownership percentages apply before the next step indicated:

     RTZ:   56% joint venture interest
     NML:   14% joint venture interest
     PNG:   30% joint venture interest

(2) Upon execution of agreements with the landowners, discussed above, Niugini Mining will acquire a 16 percent joint venture interest from a subsidiary of RTZ for $48 million and the Niugini Mining carried interest would terminate. In addition RTZ is expected to transfer its ownership in The Lihir joint venture to another RTZ subsidiary, Southern Gold (Bahamas) Limited. These transactions will result in the following ownership percentages:

      RTZ:   40% joint venture interest
      NML:   30% joint venture interest
      PNG:   30% joint venture interest

(3) The joint venture interests will be transferred to LGL shortly before the initial public offering of shares in LGL. The shares at this stage will be owned in the same proportions as set out in (2) above.

(4) LGL will issue shares of common equity to new investors through an initial public offering at a price yet to be determined. The terms of the public offering would be subject to market conditions and Niugini Mining's interest in LGL would be proportionately reduced depending on the number of shares issued.

      The manager's estimate of future development costs of the Lihir project has increased to $671 million from $625 million, mainly due to foreign exchange rate changes and inflation. The costs will be financed from the proceeds of an initial public offering by LGL, anticipated to be approximately $450 million (see above), a limited recourse borrowing by LGL for approximately $300 million and joint venture funding prior to transfer of the joint venture interests to LGL. The limited recourse borrowing would require a completion guarantee under which RTZ, Niugini Mining and the PNG government would severally guarantee debt until completion of development. Additionally, political risk insurance will be purchased to insure against risks relating to expropriation, transferability/convertibility blockages and war/civil strife. Niugini Mining expects to fund the acquisition of the additional joint venture interest from a subsidiary of RTZ and the additional joint venture pre-development costs from its working capital, other available facilities and possibly other alternate means of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Lihir project will consist of an open pit mine, a crushing and grinding circuit, a pressure oxidation circuit, a carbon-in-leach circuit, gold smelting facilities to produce gold dore, and associated infrastructure. Based on the manager's current proposals, the milling facility will process approximately 9,400 tons of ore per day. The mine is expected to produce an average of approximately 600,000 ounces of gold per year for the first 12 years of production. The Lihir ore is refractory in nature, requiring complex processing methods, including pressure oxidation. The ore body is associated with an active geothermal system, and an extensive dewatering and geothermal control system will be necessary to avoid problems with hot water or steam during mining. The process recovery factor is estimated to be approximately 92 percent. Operating costs, excluding royalties and sales costs, are estimated to be approximately $199 per ounce of gold for the first 15 years of operations.

     Development of the Lihir project is contingent on the finalization of the agreements with the Lihir Island landowners, the successful completion of the initial public offering of LGL's shares, and the closing of the Lihir project financing. Should it be determined that development cannot proceed as contemplated, the Company may be required to write down part or all of its investment in the Lihir project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXPLORATION

     In addition to its mining operations, Niugini Mining conducts exploration and evaluation activities in search of precious metals in the vicinity of its San Cristobal and Red Dome mines and generally in Papua New Guinea, Chile, Malaysia, Thailand, Australia, India and Greece. For additional information concerning Niugini Mining's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SALES AND PRECIOUS METALS HEDGING ACTIVITIES

     SALES. The Company primarily produces dore at its mines which it sells under sales and/or refining agreements. It also produces concentrates containing gold, silver and copper at the Red Dome mine. Three buyers of production from the Company each accounted for more than 15 percent of the Company's total 1994 sales. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold, silver and copper through its present buyers.

     The table under "Introduction" sets forth information regarding the percent of total gross revenues of the Company attributable to each of its mines. Sales in Australia are denominated in either U.S. or Australian dollars at the Company's election. See "-- Explanatory Note Regarding Exchange Rates" and Note 12, "Geographic Segment Information," of Notes to Consolidated Financial Statements under Item 8 of Part II herein and Note 11, "Major Customers and Export Sales."

     Precious Metals Hedging. The Company may employ a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market. The Company also engages in limited hedging of its silver and copper production. Hedging techniques used by the Company have included selling and/or delivering against fixed forward and "spot deferred" forward sales contracts and entering into put options with unaffiliated parties. Fixed forward sales contracts require the future delivery at a specified price on a specified date. Forward sales contracts that are made on a spot deferred basis allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium (contango) at the time of deferral, as long as certain conditions are satisfied. Various factors influence the decision to close a spot deferred contract or roll the contract to a later date.

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

     The forward sales contracts associated with Red Dome gold production are denominated in Australian dollars. The value of Red Dome's forward sales contracts will fluctuate depending on the exchange rate between U.S. and Australian dollars. During 1994, the Australian dollar fluctuated from a low of one Australian dollar to 0.68 U.S. dollars to a high of one Australian dollar to 0.78 U.S. dollars. See "-- Explanatory Note Regarding Exchange Rates." For more information regarding the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 14, "Forward Sales and Hedging," of Notes to Consolidated Financial Statements under Item 8 of
Part II herein. For more information concerning gold prices and the gold market, see "-- Gold Price Volatility."

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

     The ore reserve figures presented herein are estimates, and no assurance can be given that the indicated level of recovery of gold, silver and copper will be realized. The ore reserve figures presented herein were calculated using a gold price ranging from $350 to $380 per ounce. Market price fluctuations of gold, silver and copper, as well as increased production costs or reduced recovery rates, may render ore reserves uneconomic and may ultimately result in a restatement of ore reserves. See "-- Gold Price Volatility." Additionally, changes in the various assumptions on which the reserve estimates are based, such as the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect cash production and operating costs of a project. Reserves for the Lihir project, as well as projected cost and production estimates, are based on information provided by the manager. Such information has been reviewed by, but not independently confirmed by, the Company. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

     A majority of the Company's production in 1994 was attributable to foreign operations. Foreign operations, which include significant operations in Latin America and Australia, are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problem in foreign countries arising from nationalistic policies, political instability, economic instability, labor disputes, civil disturbances or currency fluctuations or restrictions, there can be no assurance that such problems will not arise in the future.

     A significant portion of the Company's reserves and production come from Inti Raymi's Kori Kollo mine in Bolivia. Risks associated with conducting business in Bolivia are therefore significant to the Company. For several decades, Bolivia experienced periods of slow or negative growth, high inflation, large devaluations of the Bolivian currency and imposition of exchange controls. Limited availability of foreign exchange required the Bolivian government to restructure its foreign currency denominated indebtedness. Since 1985, the Bolivian government has pursued economic stabilization and reform policies which have significantly reduced inflation and budget deficits and which have eliminated exchange controls. There are currently no restrictions on the transfer of funds out of Bolivia. Since 1986, the exchange rate for Bolivian currency has been relatively stable. A recurrence of adverse economic conditions, high levels of inflation, the imposition of exchange controls or restrictions on payments to non-Bolivians could adversely affect Inti Raymi's ability to pay dividends or repay funds borrowed outside Bolivia and adversely affect the Company's financial condition and results of operations.

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

     The Company also has a significant investment in the Lihir project located in PNG. PNG achieved independence in 1974. Since 1974, PNG has maintained a policy favoring direct foreign investment in general, and foreign investment in the mining sector in particular. The PNG Constitution and major statutes governing foreign investment also provide significant safeguards for investors and lenders. The Investment Promotion Act assures investors the right to remit after-tax profits and make debt-service and supplier payments. The Investment Promotion Act also provides that expropriation will not occur without adequate compensation. While the Company does not expect civil unrest from the inhabitants of Lihir Island, there can be no assurance that acts of civil unrest against the Lihir project would not occur. Furthermore, a deterioration in PNG's political stability or an adverse change in the PNG government's policy towards foreign-owned companies in PNG could adversely affect the Lihir project and the Company's financial condition.

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

     Legislative amendment or replacement of the General Mining Law under which the Company holds claims on public lands is being considered by Congress in 1995. Such legislation could result in new environmental standards, additional reclamation requirements and new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Such legislation could also impose a severance tax or royalty. Approximately 40 percent of the Reona reserves, 23 percent of the Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to a royalty. These projects, as well as reclamation and closure activities at the Battle Mountain Complex, could be subject to additional permitting and environmental requirements. Orders for mineral surveys for the claims constituting the unpatented portion of the Reona reserves have been issued by the BLM. A patent covering the unpatented portion of the Crown Jewel ore body has been applied for, but no First Half-Mineral Entry Final Certificate has been received. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

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

PAPUA NEW GUINEA

     Exploration and mining activities in PNG are regulated by the Mining Act and administered by the Department of Minerals and Energy. Exploration rights in PNG are held pursuant to exploration licenses which are granted by the PNG government and typically run for two-year periods renewable at the discretion of the government. Before construction and mining operations can begin, an exploration license must be converted, at the government's discretion, to a Special Mining Lease which may be granted for an initial term of 40 years. As part of the conversion of an exploration license to a Special Mining Lease, the holder must submit for the government's approval a Proposal for Development and negotiate a Mining Development Contract and compensation agreements with affected landowners. The government has a policy of acquiring a participatory interest in new mining ventures. Although the terms of the government's acquisition may be subject to negotiation, the government has acquired no more than a 30 percent interest in a new mining venture. Provincial and landowner participation in the project is expected to occur through the participatory interest acquired by the PNG government. On March 17, 1995, the Special Mining Lease for the Lihir project was executed by the PNG government. See "-- Niugini Mining Limited -- Lihir Project" for the current status of the Lihir project.

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

UNITED STATES

     GENERAL. The Company is required to obtain a full range of environmental permits and approvals of reclamation plans to develop new properties and maintain such permits for ongoing operations and for reclamation, closure, and post-closure activities. Existing and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that the Company would not proceed with the development or operation of a mine.

    Each of the Company's mining properties has many environmental controls. The principal environmental control facilities at the Company's heap leaching operations include engineered heap leach facilities to contain process fluids. The principal environmental control facilities at the Company's milling operations consist of tailings treatment circuits to process plant effluent and tailings facilities designed to hold the processed effluent. These facilities are constructed as an integral part of processing facilities. The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    LAWS AND REGULATIONS. The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, these laws include, among others, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act of 1969, and the Endangered Species Act of 1973.

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

    THE CLEAN WATER ACT ("CWA") CWA controls, among other things, the point source discharge of effluent into navigable surface waters by requiring effluent discharge permits. The EPA promulgated stormwater regulations in 1991 which regulate point source stormwater discharge at all United States mining operations. BMG has applied to state authorities and received general permits for point source stormwater discharges under relevant state and federal regulations. Because of the nature of the stormwater regulations, it is difficult to identify the exact terms and conditions which will have to be satisfied in order to be in compliance with such regulations. The Company, however, does not anticipate that such compliance will have a material adverse effect on the Company's financial position or results of operations.

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

     THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA") CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In the ordinary course of the Company's operations, substances may be generated which fall within the definition of "hazardous substances."

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

     In the various states in which the Company operates or has projects, laws and regulations have been promulgated that are at least as stringent as RCRA, CWA and CAA and the regulations promulgated thereunder. Such states have assumed authority for permitting and enforcement of these federal laws and regulations. As a result, the EPA has no direct authority at the mine sites. However, should the EPA promulgate more stringent regulations, the states must conform their regulations or risk having permitting and enforcement authority revert to the EPA.

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

   Changes in the aforementioned federal and state environmental laws and regulations, the enactment or promulgation of new laws and regulations or the imposition of new requirements pursuant to such laws or regulations could require capital expenditures, increases in operating costs and delays or interruptions of operations, render certain mining operations uneconomic and prevent or delay the development of new operations. See "-- Property Interests -- United States."

   BATTLE MOUNTAIN COMPLEX. BMG has been issued a water pollution control permit for the Battle Mountain Complex project facilities from the Nevada Division of Environmental Protection. This permit was amended in 1994 to include the Reona operations. BMG has also received a stormwater discharge permit covering the Battle Mountain Complex area. BMG has applied for a reclamation permit covering the Battle Mountain Complex area which is currently under review. Activity expected to be performed as part of the development and operation of the Phoenix project would include certain reclamation costs. If the Phoenix project does not proceed, reclamation expenditures would be expected to increase by $3 million over current estimates. BMG is currently conducting further site characterization studies for the Battle Mountain Complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate reclamation and closure requirements. Adverse site characterization results or the imposition by regulatory authorities of unanticipated reclamation standards could substantially increase future reclamation requirements and expenditures. Laws and regulations applicable to these permits have been amended during the past few years, and it is difficult to ascertain the exact terms and conditions which will be required thereunder. Based on data collected to date, management has not identified any adverse site characterization results that are expected to have a material adverse effect on the Company's financial condition. Reclamation obligations could also be impacted by legislative amendment or replacement of the General Mining Law. See "-- Property Interests -- United States" and see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   CROWN JEWEL PROJECT. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Permits and approvals must be obtained from federal, state and local agencies before the mine can be put into operation. The State Environmental Policy Act ("SEPA") mandates an exhaustive review of the environmental impact of the project prior to permit issuance and before construction can begin. In addition, since the project is located partially on federal land, NEPA compliance is necessary, including the preparation of an EIS which is also used to satisfy the SEPA requirements. During this permitting process, as required by law, baseline studies of all aspects of the mine and its impact on the surrounding environment are conducted. Many permits for the Crown Jewel project require the completion of the NEPA/SEPA process before such permits can be issued. Approximately two dozen permits will be required for the project. The project is moving slowly through the permitting process with a draft EIS expected to be released for public comment in the first half of 1995. The delays in obtaining permits for the Crown Jewel project have related primarily to delays in regulatory agreement on preparation of data for the EIS, the time taken for agency development of certain wildlife studies and the time taken by the agencies to prepare the draft EIS. The duration of the permitting effort is difficult for the management of BMG to predict since it is contingent upon many variables not within BMG's control, including administrative and judicial appeals, and inter-governmental coordination. The State of Washington legislature passed legislation in 1994 which may impact environmental compliance and permitting at the Crown Jewel project. See "-- Battle Mountain Gold Company -- Crown Jewel Project."

BOLIVIA

   An additional tailings treatment facility is being constructed at the Kori Kollo mine and is expected to be operational by the end of the first half of 1995. In Bolivia, new environmental regulations are being developed to implement federal legislation passed in 1992. Various versions of the proposed regulations are currently being reviewed by several governmental agencies, and final regulations are expected by mid-1995. The new regulations will generally require the preparation of environmental impact studies, set air and water discharge standards and provide protocols for dealing with hazardous substances. Such regulations could result in new environmental standards and requirements for the Company's Kori Kollo project which, in turn, could require additional expenditures and changes in operations. At this time, the Company is not able to determine the impact of these anticipated regulations, but does not anticipate that such regulations will have a material effect on the Company's financial condition or results of operations.

CHILE

   Environmental legislation was approved by the Chilean legislature and enacted into law in 1993. Regulations in connection with the legislation have not been published. The legislation is expected to impact mining activities in Chile. However, at this time, the Company cannot accurately assess the impact on Niugini Mining's San Cristobal operations or the Company's exploration activities in Chile.

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

  In addition to complying with various environmental protection statutes, both the Pajingo and Red Dome mines in Queensland are required to obtain plan of operations approvals from the Minister of Mines pursuant to the Mineral Resources Act. When approved, the plan of operations becomes part of the conditions of the mining lease issued by the state. The plans of operations at the Pajingo and Red Dome mines have been approved, including an approved Environmental Management Overview Strategy, which covers environmental protection and rehabilitation requirements.

   In late 1994, the Queensland government passed the Environmental Protection Act, which includes comprehensive environmental legislation which supersedes prior law. Mining operations will be exempt for two years while the Queensland government evaluates how to integrate the existing mining regulations with the Environmental Protection Act. At this time, the Company is not able to accurately assess the impact of this new legislation on the Company's operations and exploration activities in Australia.

PAPUA NEW GUINEA

   Mining operations in PNG are subject to comprehensive environmental regulations pursuant to legislation requiring the preparation of an EIS and legislation setting environmental standards and approval requirements for activities which may affect air, land or water.

   The Lihir project will be subject to stringent environmental standards set forth in the following PNG legislation: the Environmental Planning Act, the Water Resources Act, the Dumping of Wastes at Sea Act, and the Environmental Contaminants Act. Special emphasis has been given to minimize the impact of the Lihir project on the inhabitants of Lihir Island. Tailings would be discharged into the ocean where the natural alkalinity of the seawater is expected to neutralize the acidity of the tailings. Hot water from the mine's dewatering and geothermal control system would also be discharged into the ocean. As the Lihir project's economic life draws to a close, a final reclamation plan would be prepared. Final reclamation would include the removal of buildings and equipment and re-contouring and revegetating disturbed lands and any residual stockpiles.

TAXES

UNITED STATES

   The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to tax until repatriated to the United States. While the United States allows a credit for foreign income taxes paid, the limitations on such credit may substantially reduce or eliminate the benefit of the credit. The top marginal U.S. statutory corporate rates are presently 35 percent for regular tax and 20 percent for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years. At December 31, 1994, the Company had approximately $4.6 million of alternative minimum tax credits available on an indefinite carryforward basis, and approximately $71.4 million of net operating loss carryforwards, available to offset future U.S. federal income tax. These benefits begin to expire in 2007. These amounts are subject to adjustment upon a subsequent audit by the Internal Revenue Service. The Company is also subject to state and local taxes in jurisdictions in which it is engaged in business operations.

BOLIVIA

   In December 1994, the laws in Bolivia were amended to generally subject Bolivian mining operations to income tax. Pursuant to certain grandfather provisions under the Bolivian Mining Code under which Inti Raymi currently operates, Inti Raymi is subject to a 3 percent royalty which is assessed on gold sales. Starting in late 1999, however, Inti Raymi is expected to be subject to an income tax at a 25 percent rate and no royalty.

   Dividends paid by Inti Raymi are subject to a 12.5 percent Bolivian withholding tax. Inti Raymi generally pays Bolivian Value Added Tax on all purchases and imports and subsequently claims a refund from the Bolivian government of such Value Added Tax by means of tax certificates used to pay taxes due on its sales. See "Business and Properties of the Company -- Inti Raymi -- General" and see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

   Niugini Mining (Australia) Pty. Ltd., a wholly-owned Australian subsidiary of Niugini Mining, is subject to tax at the corporate rate of 33 percent on their mining, hedging and investment income. However, such income is expected to be offset by certain deductions available to Niugini Mining (Australia) Pty. Ltd.

   The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000.

PAPUA NEW GUINEA

   Niugini Mining is subject to corporate tax in PNG. Assessable income, after utilization of existing tax loss carryforwards, will be subject to a 35 percent income tax because Niugini Mining is a PNG resident corporation. The dividend withholding tax rate is currently 17 percent. Niugini Mining did not pay any dividends in 1994.

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

   The Company is not insured against most environmental risks. Insurance against most environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry. The Company periodically evaluates the cost and coverage of the insurance against certain environmental risks that is available to determine if it would be appropriate to obtain such insurance. Without such insurance, if the Company becomes subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fully fund the remedial cost of an environmental problem, the Company might be required to enter into interim compliance measures pending completion of the required remedy.

EMPLOYEES

The number of full-time employees at December 31, 1994 of the Company was:


BMG
Battle Mountain Complex*                                                 122
San Luis mine                                                             95
Pajingo mine                                                              37
Crown Jewel project                                                        7
U.S. corporate and exploration staff                                      70
Australian corporate and exploration staff                                17
Bolivian corporate and exploration staff                                   4

INTI RAYMI
Inti Raymi corporate, operations and exploration staff*                  491
SERMAT corporate and mining staff*                                       206

NIUGINI MINING
San Cristobal mine*                                                      230
Red Dome mine*                                                           105
Niugini Mining corporate and exploration staff                            23
                                                                       -----
Total                                                                  1,407
                                                                       -----


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

On March 20, 1995, the New York foreign exchange selling rate in U.S. dollars applied to trading among banks in amounts of $1 million or more, as quoted at 3:00 p.m. Eastern time by Bankers Trust Company, was A$1.00 equals US$.7236.

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

   CONTAINED OUNCES--ounces before allowance for mining dilution and metallurgical recovery.

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

   LEACH--to dissolve minerals or metals out of ore with chemicals. Heap leaching gold involves the percolation of a cyanide solution either through crushed ore or ore transported directly from the mine (run-of-mine).

   MINING CLAIM--that portion of public mineral lands which a party has staked or marked out in accordance with federal, provincial or state mining laws to acquire the right to explore for and exploit the minerals under the surface.

   NET SMELTER RETURN--actual gold and silver sales revenues after customary deductions for the cost of refining, freight, insurance and taxes.

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

   PROVEN ORE RESERVES--reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

   RECLAMATION--the process of restoring mined land to a condition which allows future beneficial use. Reclamation standards vary widely from jurisdiction to jurisdiction but usually address ground and surface water, topsoil, final slope gradients, waste handling and revegetation issues.

   STRIPPING RATIO--the ratio of the number of tons of waste to the number of tons of ore which will be extracted during the excavation of an open pit mine.

   SULFIDE--a mineral compound characterized by the presence of sulfur.

   TAILING--material rejected from a mill after the recoverable valuable minerals have been extracted.

   TAILINGS FACILITY--natural or man-made area suitable for depositing ground waste material resulting from the milling and/or processing of ore.

   TON--a short ton of 2,000 pounds, dry weight basis.

   UNPATENTED MINING CLAIM--those claims, either lode or placer, for which no patent has been issued. The claim owner has the right to exclusive possession of the locatable minerals in the area claimed. Such property rights are subject to the paramount title of the U.S. federal government until a patent is obtained.

ITEM 3. LEGAL PROCEEDINGS

   There are no material pending legal proceedings required to be reported in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of 1994 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Listed below are the names and ages as of March 1, 1995, of each of the present executive officers of the Company together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected. Messrs. Mazur, Quinn and Reisbick have been employed with the Company since July 1985.


KARL E. ELERS (56)              -   Chairman of the Board and Chief Executive
                                    Officer and Director

KENNETH R. WERNEBURG (53)       -   President and Chief Operating Officer and
                                    Director

ANDRE J. DOUCHANE (44)          -   Vice President - Operations

JOSEPH L. MAZUR (56)            -   Vice President - Administration and
                                    Communications

R. DENNIS O'CONNELL (48)        -   Vice President - Finance and Chief
                                    Financial Officer

ROBERT J. QUINN (39)            -   Vice President, General Counsel and
                                    Secretary

FRED B. REISBICK (57)           -   Vice President - Exploration



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

   The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the NYSE Composite Tape.


                                                High      Low
                                              -------    -------
1994
  First Quarter. . . . . . . . . . . . . .    $12 1/8    $10 3/8
  Second Quarter . . . . . . . . . . . . .    $11 3/8    $ 9 1/8
  Third Quarter. . . . . . . . . . . . . .    $12 3/4    $ 9 5/8
  Fourth Quarter . . . . . . . . . . . . .    $12 3/4    $ 9 3/8
1993
  First Quarter. . . . . . . . . . . . . .    $ 7 1/4    $ 4 7/8
  Second Quarter . . . . . . . . . . . . .    $10 1/8    $ 6 1/4
  Third Quarter. . . . . . . . . . . . . .    $11        $ 7 1/4
  Fourth Quarter . . . . . . . . . . . . .    $10 5/8    $ 8 1/8


   As of March 20, 1994, the Company had 21,010 record holders of Common
Stock.

   Cash dividends of $0.025 per share were paid in each half of fiscal 1994 and 1993. A determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. The Company's ability to pay dividends is subject to certain restrictions contained in the Company's committed revolving credit facility. These restrictions are not expected to affect the payment of dividends. For a further discussion of the credit facility and of restrictions on Inti Raymi's ability to pay dividends to BMG, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 10 of Notes to Consolidated Financial Statements under
Item 8 herein. The Company intends to retain most of its earnings to support current operations, to fund exploration and development projects and to provide funds for acquiring gold properties.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.


                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                1994      1993      1992      1991      1990
                                              --------  --------  --------  --------  --------
                                             (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
Gross revenue                                 $242,984  $207,251  $192,190  $176,464  $144,504
    Less: freight, allowances & royalties       13,314    13,836    10,387     6,222     1,745
Net sales                                      229,670   193,415   181,803   170,242   142,759
Mining, milling and other direct costs         124,299   128,487   117,350    89,375    59,921
Depreciation, depletion and amortization        51,247    41,389    38,644    28,149    16,979
General and administrative expenses             17,047    17,483    17,948    21,082    18,190
Taxes, other than income                         2,593     2,316     3,424     5,071     5,607
Exploration and evaluation                      14,542     9,474    17,132    27,390    36,686
Asset write-downs(1)                                 -         -    32,600     5,573         -
Operating income (loss)                       $ 19,942  $ (5,734) $(45,295) $ (6,398) $  5,376
Income (loss) before cumulative effect of
 accounting changes                           $  9,572  $ (4,405) $(34,941) $ (1,174) $ 16,043
Cumulative effects of accounting
 changes (net of taxes) (2):
    Method of accounting for exploration             -         -         -          -   (33,754)
    Postretirement benefits other than
     pensions                                        -         -    (5,342)         -         -
    Income taxes                                     -         -     3,880          -         -
Net income (loss)                                9,572    (4,405)  (36,403)    (1,174)  (17,711)
Preferred dividends                              7,475     3,738         -          -         -
Net income (loss) to common shares            $  2,097  $ (8,143) $(36,403)  $ (1,174) $(17,711)
Income (loss) per share before accounting     $    .02  $   (.10) $   (.44)  $   (.02) $    .21
Cumulative effects of accounting change
 (net of taxes) per share (3):
  Method of accounting for exploration               -         -         -          -      (.45)
  Postretirement benefits other than
   pensions                                          -         -      (.07)         -         -
  Income taxes                                       -         -       .05          -         -
Net income (loss) per share                   $    .02  $   (.10) $   (.46)  $   (.44) $   (.24)
Cash dividends per common share               $    .05  $    .05  $    .10   $    .10  $    .10



                                                           AS OF DECEMBER 31,
                                              ------------------------------------------------
                                                1994      1993      1992      1991      1990
                                              --------  --------  --------  --------  --------
                                                         (EXPRESSED IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents                     $ 76,464  $115,338  $ 45,377  $ 28,720  $ 92,820
Working capital                               $ 96,747  $140,348  $ 35,990  $ 26,070  $ 91,636
Total assets                                  $679,769  $668,152  $577,484  $524,520  $449,187
Long-term debt, less current maturities       $165,602  $179,053  $198,593  $125,403  $111,391
Shareholders' equity                          $375,634  $369,560  $269,779  $314,562  $255,490


(1) In 1992, the Company (i) wrote down $17.6 million, net of a $9.1 million income tax benefit, of BMG's investment in the San Luis mine and
    (ii) wrote off $4 million, net of a $2 million income tax benefit, of BMG's investment in the previously closed Canyon Placer facility, which was abandoned because of gold prices being persistently less than needed for development. In 1991, the Company wrote down $4.5 million, net of a $1.1 million tax benefit, of BMG's carrying value in its investment in the San Juan Project in California. In March 1992, BMG sold its interest in the San Juan Project.

(2) For 1992, includes the Company's adoption of SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (see Notes 5 and 6 to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations").


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents results of operations data on a per equivalent ounce of gold sold basis:


                                             YEAR ENDED DECEMBER 31
                                            ------------------------
                                            1994      1993      1992
                                            ----      ----      ----
Gross revenue                               $386      $365      $359
Freight, allowances and royalties           $ 21      $ 24      $ 19
Mining, milling and other plant costs       $198      $227      $219
Depreciation, depletion and amortization    $ 81      $ 73      $ 72



REVENUES

   Gross revenue increased in 1994, compared with 1993 and 1992, because of both increased sales volumes and increased average realized gold prices. The volume increase came from the Kori Kollo mine in Bolivia, which sold 309,000 gross ounces in 1994 (271,000 ounces net to BMG), compared with 212,000 ounces (180,000 ounces net) in 1993 and 52,000 ounces (44,000 ounces net) in 1992. Sales volumes also increased from the San Cristobal mine in Chile.
Volumes from the Kori Kollo mine increased in 1994 due to a full year of operation of the new milling facilities, increased recoveries and the re-treatment of used cathodes by electro-winning. Upgrading of the crushing facilities at the San Cristobal mine was the main factor contributing to the increase in that mine's sales volume. These increases were partially offset by a significant decrease in sales volumes at the Red Dome mine, which was caused primarily by the majority of the mining efforts being directed at a push back of the existing mine pit. Additionally, a pit wall slippage delayed startup of production from the push back of the mine pit and also delayed access to the higher grade ore. Improved mining operations at the Red Dome mine were achieved in the fourth quarter of 1994. The Battle Mountain Complex also experienced a decrease in production volumes compared to 1993 primarily because of the end of the production cycle at the Basin Leach facility. This decrease in production was partially offset by production from the start-up of the Reona Leach facility in October 1994.

SELLING AND OPERATING COSTS

   Freight, allowances and royalties decreased in total and on a cost per equivalent ounce of gold sold basis due to fewer concentrate sales from the Red Dome mine in 1994. Shipments from the Red Dome mine carry relatively high freight charges. The freight, allowances and royalties costs were higher in 1993 compared with 1992 because of increased sales from the Kori Kollo mine and higher freight, allowances and royalty costs associated with new smelting and refining agreements for Red Dome mine concentrates which resulted in higher costs per equivalent ounce.

   Mining, milling and other plant costs per equivalent ounce of gold sold decreased in 1994 because of an increased percentage (from approximately 41 percent in 1993 to approximately 52 percent in 1994) of consolidated sales volumes being derived from the Kori Kollo mine which has lower cash operating costs per equivalent ounce. Cash operating costs per equivalent ounce of gold sold at the Kori Kollo mine were lower in 1994 compared with 1993 due to increased recoveries and the re-treatment of used cathodes by electro-winning. The San Cristobal mine costs decreased on an equivalent ounce of gold sold basis due to improved efficiencies resulting from the addition of more efficient crushing equipment. Lower (per equivalent ounce sold) cash costs at the Battle Mountain Complex, the San Luis mine and the Pajingo mine also contributed to the decrease in total mining, milling and other plant costs on a per ounce and total basis. Higher costs, primarily associated with the production transition from the Fortitude mine to the Kori Kollo mine, and higher sales volumes contributed to higher aggregate mining, milling and other costs in 1993 compared with 1992.

   The increase in depreciation, depletion and amortization, in total for 1994 compared with 1993, resulted primarily from increased sales volumes. The increase on a cost per equivalent ounce of gold sold basis resulted from higher per equivalent ounce depreciable bases at the new Reona mine and the expanded Red Dome mine. Depreciation, depletion and amortization expense increased in 1993 compared with 1992 as a result of the higher capital costs associated with the Company's newer operations, especially the Kori Kollo mine, and increases in sales volumes. Increased production and sales volumes, and the higher acquisition costs of new reserves, will cause depreciation, depletion and amortization to increase in the future.

   Selling and operating costs per equivalent ounce of gold sold are based on actual sales and include inventoried costs; therefore, these costs are not directly comparable to production costs per equivalent ounce of gold disclosed elsewhere in this report.

EXPLORATION COSTS

   Exploration and evaluation expenses increased in 1994 compared with 1993 and decreased in 1993 compared with 1992. In 1994, the Company expanded its exploration efforts in Latin America and the Austral Pacific. Also, it expanded its exploration efforts around its currently operating mines to determine the existence of new ore bodies in the vicinity of existing known reserves. (See "-- Liquidity and Capital Resources -- Investing Activities").

WRITE-DOWNS

   The volatility of gold prices requires that the Company, in assessing the impact of prices on recoverability, exercise judgment as to whether price levels are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis to assess the impact of significant changes in market conditions and other factors.

   No write-downs are currently anticipated, and none were recorded in 1994 or 1993. However, asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions. During 1992, the Company recognized charges totaling approximately $23.3 million, net of $11.1 million in income tax benefits, for the impairment in value of certain of the Company's assets. The charges included: (1) a write-down of $17.6 million, net of a $9.1 million income tax benefit, of BMG's investment in the San Luis mine in Colorado that reduced the carrying value of the investment to a level which BMG believed would be recoverable under then existing and expected future market conditions (lower gold prices, compared with those at the time of project conception, and greater than anticipated capital expenditures resulting from a difficult start-up period led to the write-down), (2) a write-off of $4 million, net of a $2 million income tax benefit, of BMG's investment in the previously closed Canyon Placer facility, which was abandoned because of gold prices being persistently less than needed for development, and (3) an impairment of $1.7 million, included as Other income (expense), net, to adjust to current market the carrying value of certain marketable equity security investments.

GENERAL AND ADMINISTRATIVE COSTS

   The Company's general and administrative costs are presented on a consolidated basis without reduction for minority interest and include the following (in thousands):


                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                  1994      1993     1992
                                                 -------  -------  -------
BMG                                              $11,296  $12,248  $12,925
Inti Raymi                                         3,211    2,800    2,377
Niugini Mining                                     2,540    2,435    2,646
                                                 -------  -------  -------
  Total                                          $17,047  $17,483  $17,948
                                                 =======  =======  =======


   The Company continues to emphasize controls on these costs and to evaluate peer group operational and reporting practices. As a result of these evaluations, management is considering alternative reporting of certain costs which are directly related to mine site, exploration and capital projects, but may initially be charged to a general or administrative cost center.

OTHER

   Interest income increased in 1994 compared to 1993 primarily due to an increase in investable cash balances and higher rates. Interest income increased in 1993 compared to 1992. This increase resulted from greater levels of cash available for investment arising primarily from the proceeds of the Company's 1993 convertible preferred stock offering.

   Gross interest expense, including amounts capitalized, increased in 1994 compared with 1993 because of generally higher interest rates on Inti Raymi's variable rate debt which was somewhat offset as described above and from recoveries under interest rate cap contracts. The increase in interest expense due to increases in interest rates was partially offset by a decrease in outstanding debt. Interest expense with respect to borrowings attributable to any given project in the pre-production stage is capitalized until such time as that project begins commercial production. The interest associated with the 6 percent convertible subordinated debentures has been and continues to be capitalized against the Lihir project. Interest expense charged against income increased in 1993 compared with 1992 because interest expense related to the Kori Kollo sulfide project financing ceased to be capitalized since commencement of commercial operations in February 1993, and because project financing was outstanding for the entire 1993 year. Prior to 1993, the majority of interest expense was capitalized and was related primarily to the convertible subordinated debentures and to amounts outstanding under a committed revolving credit facility. Should additional borrowings be required to fund acquisitions and mine development, interest expense would be expected to increase when these new investments reach the operational stage.

   Other expense, net in 1994 was substantially less than Other income, net in 1993. In 1994, the Company received approximately $.8 million in royalties from the owner of the Triple P ore deposit at BMG's Plutonic Bore exploration project in Western Australia which was sold by BMG in 1993 and $.7 million from the sale of a prospect in Chile. These gains were offset by foreign currency losses of approximately $1.2 million attributable to Papua New Guinea Kina cash deposits. Other income, net in 1993 represents an improvement from Other expense, net in 1992. The 1993 income resulted primarily from gains of $3.7 million from the sale of the Triple P ore deposit and $2 million from the sale of certain long-term investments.

   The Company's effective income tax rate was 21 percent for the year ended December 31, 1994, compared with an income tax benefit rate of 48 percent for the year ended December 31, 1993. The effective income tax rate of 1994 has been influenced by a reduction in the Company's deferred tax valuation allowance. The Company has determined that it is more likely than not that additional deferred tax benefits will be realized as a result of the Company's profitability in 1994 which has created additional taxable temporary differences.

   Income tax expense in 1994 resulted primarily from the accrual of withholding taxes on earnings from the Company's majority owned subsidiary Inti Raymi. The income tax benefit in 1993 resulted from the net operating loss generated in 1993.

   Minority interest in net income decreased in 1994 compared with 1993 and increased in 1993 compared with 1992 as a result of the changes in the ownership interests in the Company's majority owned subsidiaries and the results of their operations. The Company's interest in Inti Raymi increased from 85 percent to 88 percent in 1994 and its interest in Niugini Mining decreased slightly, from 52.6 percent to 51.4 percent. The decrease in Minority interest in net income in 1994 resulted from BMG's calculation, under U.S. GAAP, of net losses incurred by Niugini Mining compared with net income from Niugini Mining in 1993. Minority interest in net income increased substantially in 1993 compared with 1992 because of a substantial increase in profits from Inti Raymi.

   Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employer's Accounting for Postretirement Benefits other than Pensions." (See Notes 5 and 6 to the Consolidated Financial Statements.) For 1992, the Company's Consolidated Statement of

Income reflects a credit of $3.9 million and an accrued charge of $5.3 million (net of $1.4 million in income tax benefits) representing the cumulative prior periods' effects of the adoption of these standards.

NET INCOME

   The Company generated net income in 1994 primarily because of the increased profitability of its Kori Kollo mine in Bolivia and higher actual and realized gold, silver and copper prices. Production increases and decreased operating costs per equivalent ounce of gold were the main factors contributing to Kori Kollo's profitability.

   During 1993, the Company completed the transition of its primary production stream from the Fortitude mine in Nevada to the Kori Kollo mine in Bolivia. As expected, there was little change in the Company's total gold production during this transition period. However, increased costs related to the transition to a lower grade ore body at the Battle Mountain Complex and lower than anticipated production levels from the heap leach operations at the Battle Mountain Complex and the San Cristobal mine resulted in an increase in total operating costs per equivalent ounce of gold sold for 1993. These factors all contributed to the net loss incurred by the Company in 1993.

   In 1992, the Company increased its gold production as it realized the first full year of production from three new mines: the San Luis mine in Colorado, the San Cristobal mine in Chile and the Red Dome mine in Australia. For 1992, the Company reported a net loss as a result of weak gold prices, impairment in value of the Company's San Luis mine and the Canyon Placer facility in Nevada and higher operating costs associated with its new lower-grade mines. In particular, the San Luis mine experienced an extended period of start-up difficulties.


LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

   At December 31, 1994, the Company had cash and cash equivalents of $76.5 million, of which $21.2 million was held by BMG, $39.9 million was held by Niugini Mining, and $15.4 million was held by Inti Raymi.

OPERATING ACTIVITIES

   The Company generated cash flow of $89.7 million, $30.1 million and $41.5 million from operating activities for the years ended December 31, 1994, 1993 and 1992, respectively. The increase in cash flow from operating activities in 1994 compared with 1993 resulted primarily from the increased revenues of the Company. Also, the recovery of approximately $8.1 million of refundable value added taxes from the Bolivian government related to the construction of the Kori Kollo sulfide mining facilities contributed to the increase in cash flow from operations. The increase in cash flow from operations was partially offset by increased product inventories and materials and supplies inventories of $4.5 million and $4.6 million, respectively, in 1994. The increase in product inventories is primarily attributable to the accumulating of gold, silver and copper concentrates from the Red Dome mine in Australia. Since these products are shipped overseas, the Company realizes significant savings by shipping this product in large quantities. The Red Dome mine produces sufficient quantities to allow for approximately 4 or 5 shipments annually. Inventories of materials and supplies continue to increase at the expanding Kori Kollo mine in Bolivia due to increases in the cost and quantities of the materials which must be retained at the mine due to its remote location.


INVESTING ACTIVITIES

   Cash used for investing activities increased to $107.3 million in 1994 compared with $60.3 million in 1993 and $103.5 million in 1992. Capital and exploration expenditures were the most significant components of cash flows used for investing activities. The Company expended approximately $21.9 million on completion of the development of the Reona mine, approximately $15.0 million on completion of the expansion of the Red Dome mine, approximately $27.0 million for capital expansion and improvements at the Kori Kollo mine and approximately $7.9 million, including $6.0 million of capitalized interest, for development of the Lihir prospect during 1994.

   The Reona project contains reserves of approximately 350,000 ounces of gold in the Copper Canyon area of the Battle Mountain Complex. The total cost of developing this project was approximately $24.0 million. The cost of the project was greater than originally estimated because of delays in the permitting process and the establishment of a more aggressive completion schedule to make up for these delays. Also, certain pre-production costs were not included in the original cost estimate.

   Niugini Mining has completed the expansion of the existing Red Dome pit. The total cost of this expansion project was $34 million. Total costs exceeded previous estimates primarily due to corrections of problems related to an unexpected pit wall slippage. The expansion is expected to extend the life of the mine through 1996.

   Inti Raymi is implementing a $25.5 million capital expansion program at the Kori Kollo mine. The capital program includes the construction of a recovery enhancement system designed to increase recovery rates from 69 percent to approximately 77 percent. The program also includes a new tailings treatment facility and the acquisition of additional haul trucks. Completion of the enhanced recovery and tailings treatment facilities is expected approximately around the end of the first quarter of 1995. Inti Raymi is using cash generated from operations to fund these projects.

   The Company has included $100.7 million for capital expenditures, including $7.4 million for the Crown Jewel project, in its 1995 business plan. The plan includes $67.3 million for the acquisition by Niugini Mining of an additional joint venture interest in the Lihir project and additional pre-development costs of this project. These expenditures are expected to be funded from Niugini Mining's working capital, other available facilities and possibly other alternative means of financing. Of the total 1995 projected expenditures, 14 percent is expected to be spent in North America, 15 percent in Latin America, one percent in Australia and 70 percent in various countries by Niugini Mining.

   PHOENIX PROJECT - BMG has announced its decision to develop the Phoenix project, subject to permitting. The project includes the construction of a milling facility and is located in the Copper Canyon area of the Battle Mountain Complex. The cost of developing the project is estimated to be approximately $87 million, of which $2.2 million has been spent through December 31, 1994. The project contains reserves of approximately 28.8 million tons of millable ore at an average ore grade of .043 ounces of gold per ton, and 8.9 million tons of heap leach ore with an average grade of .028 ounces of gold per ton, for a total of approximately 1.5 million contained ounces of gold. The project also includes approximately 8.8 million contained ounces of silver. The reserves were determined using cutoff grades ranging from .010 to .025 ounces of gold per ton and an assumed gold price of $375 per ounce. The estimated recovery factor was approximately 85 percent for the mill ore and 65 percent for the leach ore.

   CROWN JEWEL PROJECT - BMG is continuing to seek permits for the Crown Jewel project in Washington state. BMG expects to construct a 3,000 ton per day milling facility with start-up possible in the spring of 1997, depending on the length of the permitting process, including the acquisition of water rights, the effect of possible legal challenges by project opponents and the potential impact of newly enacted and proposed legislation to amend or replace state and federal laws and regulations affecting mining projects. The delays in obtaining permits for the Crown Jewel project to date relate primarily to delays in regulatory approvals for certain site data collection activities, the time taken for agency development of certain wildlife studies and the time taken by the agencies to prepare the draft Environmental Impact Statement.

   In March 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel project, to suspend quarterly payments of $1 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. In May 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to subsequently make such quarterly $1 million payments. As part of its agreement to resolve these issues, BMG acquired the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration paid by BMG to the co-venturer was $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers the currently identified gold reserve of 1.5 million ounces of gold from the project at which time BMG's interest will be reduced to 51 percent.

   To earn the 54 percent ownership interest in the Crown Jewel project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $108 million, of which, as of December 31, 1994, $47.6 million ($39.3 million of which has been capitalized) has been incurred. The current estimate and the expenditures to date include approximately $8.5 million related to the acquisition of the additional 3 percent interest in the project and the resolution of certain contractual issues. Management expects that BMG should be able to recover more than its total investment in the project from its 54 percent interest in the project's operating cash flows based on current market conditions and current expectations of the timing to obtain permitting.

   LIHIR PROJECT - BMG holds an interest in the Lihir project through its
51.4 percent ownership of Niugini Mining. Niugini Mining's ownership interest in the Lihir project is in a state of transition as explained below. Niugini Mining's ownership interest is subject to a joint venture agreement with a subsidiary of RTZ Corporation plc ("RTZ") and the Mineral Resources Lihir Pty. Ltd., a wholly-owned entity of the PNG government.

   On March 17, 1995, the Special Mining Lease (the "SML") for the Lihir project was executed by the PNG government. The SML provides Niugini Mining, RTZ and the PNG government, as joint venture partners, the right to develop and operate the Lihir gold project. The Lihir Island landowners have reached substantial agreement with the Lihir joint venture for the landowners' ongoing compensation, social well-being from development of the mine and eventual participation in the project. Formal execution of agreements with the landowners is expected to take place in the near future.

   Upon execution of the agreements with the landowners, Niugini Mining will acquire an additional 16 percent of the Lihir joint venture for $3 million cash per percentage point, or $48 million. In connection with the execution of the SML, the PNG government acquired a 30 percent joint venture interest, pro rata from RTZ and Niugini Mining. Following the acquisition of the interest by the government and consummation of Niugini Mining's purchase of the additional interest from RTZ, Niugini Mining will have a 30 percent interest in the project and another subsidiary of RTZ will retain a 40 percent interest.

   Niugini Mining, RTZ and the PNG government have signed other agreements which will govern the ownership of the project and provide the legal and financial framework for the development and operation of the Lihir mine. The parties have formed a new company named Lihir Gold Limited ("LGL") for the ownership and development of the Lihir project. The new company will be owned 30 percent by Niugini Mining, 40 percent by the subsidiary of RTZ and 30 percent by the PNG government. Related to this restructuring, the carried interest arrangement between Niugini Mining and RTZ will terminate with no further rights or obligations continuing to either party. LGL will enter into a management contract with Lihir Management Company Pty. Ltd., a wholly-owned subsidiary of RTZ ("LMC"), whereby LMC will manage the administration, financing, construction and subsequent operation of the project. The project is expected to be partially funded through the offering of the equity of LGL common stock to the public at a price yet to be determined. Niugini Mining's interest in LGL will thereby be proportionately reduced depending on the number of shares issued. Additional funding required for the project is expected to be provided in the form of debt financing by LGL.

   The capital costs for the Lihir project are presently estimated by the manager of the project at $671 million. The capital cost increase takes into account inflation due to delays in the issuance of the SML and exchange rate variations that have occurred since the last estimate was compiled. Over the first 15 years of operations, the manager's estimate of total cash operating costs, which exclude royalties and sales costs, is $199 per ounce. The estimate of minable sulfide reserves is
114.6 million tons, or 14.6 million contained gold ounces, with the average grade of .13 ounces of gold per ton.

   As of December 31, 1994, the carrying value of the Company's investment in the Lihir project was approximately $135.9 million. If the Lihir project does not proceed as contemplated, the Company may be required to write down part or all of its investment in the Lihir project.

   CINDY PROJECT - In Queensland, Australia, BMG is proceeding with the $4.3 million development of the Cindy ore deposit, containing approximately 42,500 ounces of gold. Through December 31, 1994, $3.0 million has been spent on this development project. Ore from the Cindy deposit is to be processed at the existing Pajingo milling facility beginning in June 1995 and is expected to extend the productive life of the Pajingo property to June 1996. The cost of this project has increased because of the inclusion of certain pre-operating mining costs that had not been previously included in the cost estimate.

   The Company currently estimates that it will spend approximately $14.5 million on its 1995 exploration programs to identify potential additional mineral deposits. Of this amount, 17 percent is budgeted to be spent in North America, 23 percent in Latin America, 37 percent in Australia and the South Pacific and 19 percent in various countries by Niugini Mining. Four percent of the budgeted amount is as yet undesignated. During 1994, the Company spent approximately $15.0 million on exploration and evaluation activities and related capital expenditures.

FINANCING ACTIVITIES

   BMG can borrow funds under a committed revolving credit agreement, which is scheduled to expire on December 31, 1996. Scheduled $9.4 million quarterly reductions in commitments under the agreement began on March 31, 1993, and will continue until the agreement expires. As of December 31, 1994, the remaining availability under this agreement was $84.4 million. This agreement contains certain financial covenants as well as restrictions on dispositions of major assets and the payment of dividends. These restrictions are not expected to affect planned operations. BMG may borrow an additional $15 million through a separate uncommitted revolving credit facility. As of December 31, 1994, no borrowings were outstanding under either of these facilities; however, letters of credit amounting to approximately $4.8 million had been issued against the uncommitted facility. The Company is currently evaluating proposals from certain banks to revise or replace the committed revolving credit agreement.

   BMG's majority owned Bolivian subsidiary, Inti Raymi, has borrowed funds from three international agencies, the Overseas Private Investment Corporation (OPIC) ($40 million), the International Finance Corporation (IFC) ($40 million) and the Corporacion Andina de

Fomento (CAF) ($15 million) under three separate but coordinated financing facilities. These facilities provided most of the funding necessary for the development of the Kori Kollo mine. Each of these facilities imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders, and limits additional fixed asset purchases or dispositions, debt and liens. As of February 17, 1995, Inti Raymi owed an aggregate of $79.0 million under these facilities. This amount includes $3.2 million previously owed by Inti Raymi to OPIC. The IFC facility includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time, at IFC's option, into a 3.98 percent ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices.

   In 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends up to the amount of Inti Raymi's net income for the preceding fiscal year, which ends September 30. In 1994, Inti Raymi paid dividends of $8.1 million to its shareholders ($7.1 million to BMG). Currently, Inti Raymi has elected to retain the majority of fiscal 1994 earnings in order to fund its $25.5 million capital expansion program (See "-Liquidity and Capital Resources - Investing Activities").

   The Company does not expect Niugini Mining to pay dividends currently because of Niugini Mining's other business commitments and plans for its working capital as previously discussed.

   BMG has effective a registration statement under the Securities Act of 1933 for what is commonly referred to as a "universal shelf" filing covering up to $200 million of its debt securities, preferred stock, depository shares, common shares and warrants, which BMG may elect to offer from time to time and in any combination. BMG has no current plans to issue securities under this registration statement.

CONCLUSION

   The Company expects the cash currently held along with cash flows from operations and financing facilities currently in place, to be adequate to meet its cash needs at least through the end of 1995. Funding may also be provided from offerings of additional securities under the Company's $200 million universal shelf registration statement, assuming any such offering could be completed under satisfactory terms or possibly other alternative means of financing.

GOVERNMENT REGULATION

   All of the Company's mining and processing operations are subject to reclamation requirements. The Company believes it is making sufficient accruals for known reclamation obligations. Such accruals, amounting to an aggregate of $10.7 million at December 31, 1994, are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain Complex, aggregate reclamation expenditures required to be spent in the area are expected to amount to approximately $7.7 million, of which $3.1 million remained accrued at December 31, 1994. Estimated reclamation obligations and related amounts accrued as of December 31, 1994, respectively, for each of the Company's other operating mines are as follows:
San Luis $3.3 million and $1.4 million, Pajingo $2.6 million and $1.5 million, Kori Kollo $10.0 million and $1.1 million, Red Dome $4.4 million and $3.8 million. Reclamation expenditures for the Company's San Cristobal mine are not expected to be material.

   BMG has been issued a water pollution control permit for the Battle Mountain Complex project facilities from the Nevada Division of Environmental Protection. This permit was amended in 1994 to include the Reona operations. BMG has also received a stormwater discharge permit covering the Battle Mountain Complex area. BMG has applied for a reclamation permit covering the Battle Mountain Complex area which is currently under review. Activity expected to be performed as part of the development and operation of the Phoenix Project would eliminate certain possible reclamation costs. If this project does not proceed, reclamation expenditures would be expected to be up to $3 million higher than current estimates. BMG is currently conducting further site characterization studies for the Battle Mountain Complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate permit requirements. Potentially adverse site characterization results or the imposition by regulatory authorities of unanticipated reclamation standards could substantially increase future reclamation requirements and expenditures. Laws and regulations applicable to these permits have been amended during the past few years, and it is difficult to ascertain the exact terms and conditions which will be required thereunder. Based on data collected to date, management has not identified any adverse site characterization results that are expected to have a material adverse effect on the Company's financial condition. Reclamation obligations could also be impacted by proposed federal legislation to amend or replace the General Mining Law.

   The Company's Crown Jewel, Phoenix and Lihir development projects are dependent upon securing requisite permits and approvals and the impacts of legal challenges. Although the Company believes the requisite permits and approvals for its development properties can be obtained in due course, the requisite permitting efforts are complex, time consuming and subject to legal challenge. At this time, the Company does not believe that the impact of existing permitting requirements or existing environmental laws and regulations will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that future changes in laws and regulations and legal challenges to regulatory actions would not result in additional expense, capital expenditures, restrictions and delays associated with the development and operation of the Company's properties.

   Legislative amendment or replacement of the General Mining Law under which the Company holds claims on public lands could take place in 1995. Such legislation could result in new environmental standards, additional reclamation requirements and new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Such legislation could also impose a royalty. Approximately 40 percent of the Reona reserves, 23 percent of Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to a royalty. These projects, as well as reclamation and closure activities at the Battle Mountain Complex, could be subject to additional permitting and environmental requirements. The Company has applied for mineral surveys for the claims constituting the unpatented portion of the Reona reserves. The Company has applied for patents covering the unpatented portion of the Crown Jewel ore body but has not yet received the "first half" of the final certificate. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

   In Bolivia, new environmental regulations are being developed to implement federal legislation passed in 1992. Various versions of the proposed regulations are currently being reviewed by several governmental agencies and final regulations are expected by mid-1995. The new regulations will generally require the preparation of environmental impact studies, set air and water discharge standards and provide protocols for dealing with hazardous substances. Such regulations could result in new environmental standards and requirements for the Company's Kori Kollo project which, in turn, could require additional expenditures and changes in operations. At this time, the Company is not able to determine the impact of these anticipated regulations, but does not anticipate that such regulations will have a material impact on the Company's financial condition or results of operations.

FORWARD SALES AND HEDGING

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks.

   Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1994, Inti Raymi was party to three interest rate cap agreements, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 4.5 percent in 1994 to 7.2 percent in 1997. Currently, Inti Raymi has hedged approximately 50 percent of its net interest rate exposure related to the Kori Kollo project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps, amounting to $.7 million at December 31, 1994, has been included in other assets.

   The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's contracts at December 31, 1994:


                                                      Average Price
                                                        Per Unit               Period
                                                      -------------            ------
BMG
  Spot deferred sales contracts    145,000 oz. gold      US$382            Jun 95 - Nov 95

Niugini Mining
  Spot deferred sales contracts     30,000 oz. gold      US$388               Jan 95
                                     7,000 oz. gold      A$501                Jan 95
                                    91,000 oz. silver    US$5.67              Jan 95

  Fixed forward sales contracts    164,000 oz. gold      A$505            Jan 95 - Dec 96
                                   165,000 oz. silver    US$5.67             Jan 95
                                    750 tonnes copper    US$2,756            Feb 95

Inti Raymi
  Spot deferred sales contracts     98,500 oz. gold      US$378           Jan 95 - Apr 95



   Deferred costs associated with forward sales contracts amounted to $1.5 million at December 31, 1994 and 1993. There were no deferred costs associated with put options at December 31, 1994. Deferred costs associated with put options amounted to $.6 million at December 31, 1993.

   At December 31, 1994, in the aggregate, the Company's forward sales contracts were approximately at market based on the then current spot price of $381 per ounce and an exchange rate of US$.77 to A$1.

   The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its interest rate caps and forward sales contracts, but does not expect any counterparties to fail to meet their obligations. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

   In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flow for specific needs.

FOREIGN OPERATIONS

   The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. The Company's identifiable assets attributable to foreign operations as of December 31, 1994, were approximately $474 million and foreign operations represented approximately 81 percent of the total gross revenues of the Company for the year ended December 31, 1994. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

INFLATION AND CHANGING PRICES

   Gold production costs and corporate expenses are subject to normal inflationary pressures, which, to date, have not had a significant impact on the Company. The Company's results of operations and cash flows are affected by fluctuations in the market prices of gold, silver and copper, and to a lesser extent by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----
Reports of Independent Public Accountants...........................   58

Consolidated Statement of Income....................................   61

Consolidated Balance Sheet..........................................   62

Consolidated Statement of Shareholders' Equity......................   63

Consolidated Statement of Cash Flows................................   64

Notes to Consolidated Financial Statements..........................   65

Supplemental Financial Information (Unaudited)......................   89


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Battle Mountain Gold Company:

We have audited the accompanying consolidated balance sheets of Battle Mountain Gold Company (a Nevada corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Niugini Mining Limited and subsidiaries, which statements reflect assets and net sales of 18 percent and 23 percent in 1994, 17 percent and 29 percent in 1993 and 15 percent and 35 percent in 1992, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 5 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes with the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Also, as explained in Note 6 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pension plans with the adoption of Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP


Houston, Texas
February 17, 1995

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Battle Mountain Gold Company and the Board of Niugini Mining
Limited:

We have audited the consolidated balance sheet of Niugini Mining Limited (a company incorporated in Papua New Guinea) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994 and the consolidated financial statement schedules which are not presented separately in the Battle Mountain Gold Company December 31, 1994 Form 10-K. Battle Mountain Gold Company is the Company's majority shareholder. Those financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niugini Mining Limited and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND


Sydney, Australia
                             January 31, 1995

                       BATTLE MOUNTAIN GOLD COMPANY
                     CONSOLIDATED STATEMENT OF INCOME



                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1994      1993      1992
                                                         --------  --------  --------
                                                           (EXPRESSED IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
GROSS REVENUE                                            $242,984  $207,251  $192,190
   Less: freight, allowances and royalties                 13,314    13,836    10,387
                                                         --------  --------  --------
NET SALES                                                 229,670   193,415   181,803
                                                         --------  --------  --------
COSTS AND EXPENSES
Mining costs                                               30,404    35,906    38,802
Milling and other plant costs                              93,895    92,581    78,548
Depreciation, depletion and amortization                   51,247    41,389    38,644
Exploration, evaluation and other lease costs              14,542     9,474    17,132
Asset write-downs                                               -         -    32,600
General and administrative expenses                        17,047    17,483    17,948
Taxes, other than income                                    2,593     2,316     3,424
                                                         --------  --------  --------
Total costs and expenses                                  209,728   199,149   227,098

OPERATING INCOME(LOSS)                                     19,942    (5,734)  (45,295)
Interest income                                             4,149     2,689     1,831
Interest (expense)                                        (13,722)  (13,103)  (10,260)
Interest capitalized                                        6,353     6,655     8,885
Other income (expense), net                                  (244)    5,708    (1,161)
                                                         --------  --------  --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
 INTEREST                                                  16,478    (3,785)  (46,000)
Income tax expense (benefit)                                2,519    (4,089)  (12,241)
Minority interest in net (income) loss                     (4,387)   (4,709)   (1,182)
                                                         --------  --------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF ACCOUNTING
 CHANGES                                                    9,572    (4,405)  (34,941)

CUMULATIVE EFFECTS OF ACCOUNTING CHANGES (net of taxes):
Postretirement benefits other than pensions (SFAS 106)          -         -    (5,342)
Income taxes (SFAS109)                                          -         -     3,880
                                                         --------  --------  --------
NET INCOME(LOSS)                                            9,572    (4,405)  (36,403)
Preferred dividends                                         7,475     3,738         -
                                                         --------  --------  --------
NET INCOME(LOSS) TO COMMON SHARES                        $  2,097  $ (8,143) $(36,403)
                                                         ========  ========  ========

NET INCOME(LOSS) PER SHARE:
Income(loss) before cumulative effects of accounting
 changes                                                 $    .02  $   (.10) $   (.44)
Cumulative effects of accounting changes (net of
 taxes):
Postretirement benefits other than pensions                     -         -      (.07)
Income taxes                                                    -         -       .05
                                                         --------  --------  --------
Net income(loss)                                         $    .02  $   (.10) $   (.46)
                                                         ========  ========  ========

DIVIDENDS PER COMMON SHARE                               $    .05  $    .05  $    .10

AVERAGE COMMON SHARES OUTSTANDING FOR INCOME PER
 SHARE PURPOSES                                            86,071    80,132    79,917



   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                                            December 31,
                                                                                                      ------------------------
                                                                                                         1994         1993
                                                                                                      -----------  -----------
                                                                                                      (Expressed in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                                                           $    76,464  $   115,338
  Accounts receivable                                                                                      22,810       37,349
  Inventories                                                                                               5,048        1,068
  Materials and supplies, at average cost                                                                  27,730       22,916
  Other current assets                                                                                      7,014        3,949
                                                                                                      -----------  -----------
  Total Current Assets                                                                                    139,066      180,620
                                                                                                      -----------  -----------
Investments                                                                                                43,405       28,111
Property, Plant and Equipment, at Cost:
  Leasehold and mine development                                                                          132,658      109,450
  Mining, milling and other equipment                                                                     320,695      285,405
  Other                                                                                                   283,304      249,633
                                                                                                      -----------  -----------
  Total Property, Plant and Equipment                                                                     736,657      644,488
                                                                                                      -----------  -----------
  Less accumulated depreciation, depletion and amortization                                               245,256      191,246
                                                                                                      -----------  -----------
  Property, Plant and Equipment, net                                                                      491,401      453,242
                                                                                                      -----------  -----------
Other Assets                                                                                                5,897       66,179
                                                                                                      -----------  -----------
Total Assets                                                                                          $   679,769  $   668,152
                                                                                                      -----------  -----------
                                                                                                      -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                                                $    13,427  $    13,431
  Accounts payable                                                                                         14,527       13,171
  Payroll and related benefits accrued                                                                      4,226        2,354
  Accrued interest                                                                                          6,714        6,527
  Other current liabilities                                                                                 3,425        4,789
                                                                                                      -----------  -----------
  Total Current Liabilities                                                                                42,319       40,272
                                                                                                      -----------  -----------
Long-term Debt                                                                                            165,602      179,053
Other Liabilities                                                                                          32,043       24,607
                                                                                                      -----------  -----------
  Total Liabilities                                                                                       239,964      243,932
                                                                                                      -----------  -----------
Minority Interest                                                                                          64,171       54,660
                                                                                                      -----------  -----------
Commitments and Contingencies (Note 13)                                                                        --           --
Shareholders' Equity:
  Preferred stock, $1.00 par value; 20,000,000 shares
   authorized, 2,299,980 and 2,300,000 issued and outstanding at December 31, 1994
   and 1993, respectively                                                                                 110,578      110,579
  Common stock, $.10 par value; 200,000,000 shares
   authorized, 80,934,793 and 80,266,114 shares issued
   and outstanding at December 31, 1994 and
   1993, respectively                                                                                       8,094        8,027
  Additional paid-in capital                                                                              206,735      202,011
  Retained earnings                                                                                        50,327       52,260
  Cumulative foreign currency translation adjustment                                                         (100)      (3,317)
                                                                                                      -----------  -----------
    Total Shareholders' Equity                                                                            375,634      369,560
                                                                                                      -----------  -----------
Total Liabilities and Shareholders' Equity                                                            $   679,769  $   668,152
                                                                                                      -----------  -----------
                                                                                                      -----------  -----------

    The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                 Year Ended December 31,
                                -----------------------------------------------------------------------------------------
                                                1994                                   1993                      1992
                                -------------------------------------  -------------------------------------  -----------
                                 Preferred     Common                   Preferred     Common                    Common
                                  Shares       Shares       Amount       Shares       Shares       Amount       Shares
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                (Expressed in thousands)
COMMON STOCK, $.10 par value;
  Authorized 200,000,000
   shares:
  Balance January 1                     --       80,266   $     8,027          --       80,016   $     8,002      79,801
  Shares issued                         --          669            67          --          250            25         215
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
  Balance December 31                   --       80,935         8,094          --       80,266         8,027      80,016
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
ADDITIONAL PAID-IN CAPITAL:
  Balance January 1                     --           --       202,011          --           --       202,417          --
  Shares issued                         --           --         5,933          --           --         1,732          --
  Exercise of NML options               --           --        (1,209)         --           --            --          --
  NML equity offering                   --           --            --          --           --        (2,138)         --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
  Balance December 31                   --           --       206,735          --           --       202,011          --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
PREFERRED STOCK, $1.00 par
 value;
  Authorized 20,000,000
   shares;
  $50.00 liquidation
   preference
  per share:
  Balance January 1                  2,300           --       110,579          --           --            --          --
  Shares issued                         --           --            --       2,300           --       110,579          --
  Shares converted to Common            --           --            (1)         --           --            --          --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
  Balance December 31                2,300           --       110,578       2,300           --       110,579          --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
RETAINED EARNINGS:
  Balance January 1                     --           --        52,260          --           --        62,410          --
  Net income (loss)                     --           --         9,572          --           --        (4,405)         --
  Common stock dividends                --           --        (4,030)         --           --        (2,007)         --
  Preferred stock dividends             --           --        (7,475)         --           --        (3,738)         --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
  Balance December 31                   --           --        50,327          --           --        52,260          --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
CUMULATIVE FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                  --           --          (100)         --           --        (3,317)         --
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
TOTAL SHAREHOLDERS' EQUITY           2,300       80,935   $   375,634       2,300       80,266   $   369,560      80,016
                                     -----   -----------  -----------       -----   -----------  -----------  -----------
                                     -----   -----------  -----------       -----   -----------  -----------  -----------


                                  Amount
                                -----------

COMMON STOCK, $.10 par value;
  Authorized 200,000,000
   shares:
  Balance January 1             $     7,980
  Shares issued                          22
                                -----------
  Balance December 31                 8,002
                                -----------
ADDITIONAL PAID-IN CAPITAL:
  Balance January 1                 200,921
  Shares issued                       1,496
  Exercise of NML options                --
  NML equity offering                    --
                                -----------
  Balance December 31               202,417
                                -----------
PREFERRED STOCK, $1.00 par
 value;
  Authorized 20,000,000
   shares;
  $50.00 liquidation
   preference
  per share:
  Balance January 1                      --
  Shares issued                          --
  Shares converted to Common             --
                                -----------
  Balance December 31                    --
                                -----------
RETAINED EARNINGS:
  Balance January 1                 106,813
  Net loss                          (36,403)
  Common stock dividends             (8,000)
  Preferred stock dividends              --
                                -----------
  Balance December 31                62,410
                                -----------
CUMULATIVE FOREIGN CURRENCY
TRANSLATION ADJUSTMENT               (3,050)
                                -----------
TOTAL SHAREHOLDERS' EQUITY      $   269,779
                                -----------
                                -----------

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                       ---------------------------------------
                                                                                           1994         1993          1992
                                                                                       ------------  -----------  ------------
                                                                                              (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $      9,572  $    (4,405) $    (36,403)
                                                                                       ------------  -----------  ------------
Adjustments to reconcile net income or loss
 to cash flows from operating activities:
  Depreciation, depletion and amortization                                                   51,247       41,389        38,644
  Exploration and evaluation costs                                                           10,312        6,621        12,535
  Unproven leases abandoned                                                                      59          146         1,535
  Loss(gain) from sale of assets                                                                243       (6,429)           --
  Asset write-downs                                                                              --           --        32,600
  Accrued reclamation costs                                                                   1,341        1,517         2,552
  Cumulative effects of accounting changes                                                       --           --         1,462
  Valuation of marketable securities                                                             --           --         2,117
  Loss on foreign currency transactions                                                       2,075         (228)         (760)
  (Increase) decrease in accounts and notes receivable                                       14,542      (13,337)       (2,439)
  (Increase) decrease in inventories                                                         (4,469)       6,857        (2,140)
  (Increase) in materials and supplies                                                       (4,555)      (1,762)       (2,249)
  (Increase) decrease in other current assets                                                (3,065)      (2,091)          483
  Increase (decrease) in accounts payable other current liabilities                           3,212       (5,058)        5,419
  Deferred income tax expense (benefit)                                                       3,581           --        (8,741)
  Other net changes                                                                           5,590        6,845        (3,134)
                                                                                       ------------  -----------  ------------
TOTAL ADJUSTMENTS                                                                            80,113       34,470        77,884
                                                                                       ------------  -----------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                     89,685       30,065        41,481
                                                                                       ------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                                                 257       10,729         2,926
  Acquisition of minority interest                                                           (5,200)          --            --
  Investment in Crown Jewel                                                                 (10,304)      (7,595)       (6,862)
  Capital expenditures                                                                      (81,597)     (57,070)     (101,886)
  Exploration and evaluation expenditures                                                   (10,301)      (6,621)      (12,535)
  (Increase) decrease in restricted cash                                                         --          (53)       16,900
  Other, net                                                                                   (193)         329        (2,014)
                                                                                       ------------  -----------  ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                (107,338)     (60,281)     (103,471)
                                                                                       ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from stock issuances                                                          6,397      130,934            --
  Cash proceeds from borrowings                                                                  --       36,891       182,981
  Cash dividend payments                                                                    (11,505)      (7,743)       (7,996)
  Debt repayments                                                                           (13,558)     (59,869)      (95,488)
  Other, net                                                                                   (104)          --            --
                                                                                       ------------  -----------  ------------
NET CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES                                          (18,770)     100,213        79,497
                                                                                       ------------  -----------  ------------
EFFECT OF EXCHANGE RATE CHANGES                                                              (2,451)         (36)         (850)
                                                                                       ------------  -----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (38,874)      69,961        16,657
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              115,338       45,377        28,720
                                                                                       ------------  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $     76,464  $   115,338  $     45,377
                                                                                       ------------  -----------  ------------
                                                                                       ------------  -----------  ------------

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation -

       The accompanying consolidated financial statements include the accounts of the Battle Mountain Gold Company ("BMG") and its wholly-owned and majority-owned subsidiaries ("the Company"). The accounts of Niugini Mining Limited, a Papua New Guinea precious metals exploration, development and production company ("Niugini Mining"), have been consolidated with the Company's from January 1, 1989 (See Note 7). The accounts of Empresa Minera Inti Raymi S.A., a Bolivian gold mining company ("Inti Raymi"), have been consolidated with the Company's from April 1, 1990 (See Note 7). All significant intercompany transactions have been eliminated in consolidation. Majority-owned, non-corporate joint ventures are proportionately consolidated. Non-corporate joint ventures in which the Company owns less than a majority interest and has the ability to exercise significant influence are accounted for by the equity method. All other joint ventures are carried at cost. Certain prior-period items have been reclassified in the consolidated financial statements in order to conform with current year presentation.

   Inventories -

      Inventories, consisting of gold, silver and copper, are reported at cost, using the first-in, first-out method, which is lower than market.

   Property, Plant and Equipment -

          Property, plant and equipment are stated at cost. Expenditures for development of new mines and major development expenditures at existing mines, which are expected to benefit future periods, are capitalized and amortized, generally, on the units of production method. Exploration and development costs expended to maintain production at operating mines are charged to expense as incurred. In certain cases, mining costs associated with waste rock removal are deferred as development costs and charged to operations on the basis of the average stripping ratio over the life of the mine.

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

      Generally, depreciation, depletion and amortization of mining properties and related assets are determined using the units of production method based upon estimated recoverable ore reserve tonnages or reserve ounces at the beginning of the year. However, assets having an estimated life of less than the estimated life of the mineral deposits are depreciated on the straight-line method based on the expected life of the asset. Write-downs and write-offs of depreciable properties are included in accumulated depreciation, depletion and amortization.

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

   Reclamation -

      Reserves for estimated future costs for reclamation of the Company's operating sites are accrued on a units of production basis over the estimated lives of the respective mines. These costs are charged to milling and other plant costs as accrued (See Note 13).

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

      Effective January 1, 1994, NML changed its functional currency from the Papua New Guinea Kina to U.S. dollars.

   Income (Loss) Per Share -

      Income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the year, adjusted for common stock equivalents, if dilutive. The effect of other dilutive securities are not included in the computation of the 1994 income per share and the effects of common stock equivalents and other dilutive securities are not included in the computation of the 1993 and 1992 losses per share because of their antidilutive effect.

   Statement of Cash Flows -

      At December 31, 1994, cash and cash equivalents included $39.9 million and $15.4 million attributable to Niugini Mining and Inti Raymi, respectively. Cash and cash equivalents at December 31, 1993, included $44.7 million and $9.3 million held by Niugini Mining and Inti Raymi, respectively. At December 31, 1994 and December 31, 1993, other assets included $.9 million and $1.3 million, respectively, of restricted cash held by Niugini Mining.

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      For the year ended December 31, 1994 the Company received U.S. federal income tax refunds of $4.3 million and paid Bolivian withholding taxes of $.9 million. For the years ended December 31, 1993, and 1992, the Company paid $.7 million and $3.2 million respectively, for income taxes. The Company paid $6.4 million, $6.8 million and $1.4 million in interest, net of amounts capitalized, during 1994, 1993 and 1992, respectively.

      For 1994, the Company's investing activities included the issuance of 435,897 shares of BMG's common stock (market value of $4.25 million) in addition to $4.25 million of cash for the purchase of an additional 3% interest in the Crown Jewel Project (see Note 3). During 1993 and 1992 the Company's investing activities did not include any significant non-cash transactions.

   Issuance of Stock by Subsidiaries

      The issuance of stock by subsidiaries is accounted for as a capital transaction in the Consolidated Financial Statements.

   Forward Sales Contracts, Options and Interest Rate Caps

      The Company may enter into fixed forward and spot deferred sales contracts for the sale of its metals as a hedge against changes in prices. Gains, losses or expenses related to these transactions are netted against revenue when the hedged production is sold. The Company may also purchase put options for the sale of its produced metals.

    Premiums paid for purchased interest rate caps are amortized to interest expense over the terms of the interest rate cap agreement. Unamortized premiums are included in other assets in the Consolidated Balance Sheet. Amounts earned under cap agreements are accrued as a reduction of interest expense.

    Spot deferred sales contracts allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium at the time of the deferral, as long as certain conditions are satisfied. Although spot deferred sales contracts could limit amounts realizable during a period of rising process, the Company may "roll forward" its spot deferred contracts to future periods in order to realize current market price increases, while maintaining future downside protection.

Note 2. ASSET IMPAIRMENTS

    The Company did not recognize any charges for asset impairments during 1994 and 1993. During the third quarter of 1992, the Company recognized charges totaling approximately $23.3 million, net of $11 million in income tax benefits for the impairment in value of certain of the Company's assets. The charges included (1) a write-down of $17.6 million, net of a $9 million income tax benefit, of the Company's investment in the San Luis mine in Colorado to reduce the carrying value of the investment to a level which the Company believed would be recoverable under then existing and expected future market conditions (lower gold prices, compared with those at the time of project conception, and greater than anticipated capital expenditures resulting from a difficult start-up period led to the write-down), (2) a write-off of $4 million, net of a $2 million income tax benefit, of the Company's investment in the previously closed Canyon Placer facility, which was abandoned because of gold prices being persistently less than needed for development, and (3) an impairment of $1.7 million, included as other income (expense), net, to adjust to current market the carrying value of certain marketable equity security investments acquired upon the previous disposition of a discontinued project.

Note 3. INVESTMENTS

    The Company's long-term investments include the following:

                                                                                         December 31,
                                                                                     --------------------
                                                                                       1994       1993
                                                                                     ---------  ---------
                                                                                        (expressed in
                                                                                          thousands)
Crown Jewel joint venture                                                            $  39,139  $  24,639
Other joint ventures                                                                       264        142
Cash surrender value of life insurance, net                                              3,601      3,029
Other                                                                                      401        301
                                                                                     ---------  ---------
                                                                                     $  43,405  $  28,111
                                                                                     ---------  ---------
                                                                                     ---------  ---------

   Crown Jewel Joint Venture -

    On March 14, 1990, the Company purchased, for $5 million, an option to acquire a 51 percent joint venture interest in Crown Resources Corporation's Crown Jewel gold project and surrounding exploration rights in Washington state. The Company paid an additional $5 million on January 4, 1991, to exercise the option and retain the right to acquire an ownership interest in the project. The Company has spent an additional $29.1 million as of December 31, 1994, evaluating and developing the project. The evaluation expenditures were charged to expense in the periods incurred prior to March 31, 1992, when the Company decided to proceed with the development of the project. Since that time, all evaluation expenditures ($20.4 million) have been capitalized.

    In March 1994, an arbitrator held that BMG was entitled, under "force majeure" provisions of BMG's joint venture agreement covering its Crown Jewel project, to suspend quarterly payments of $1 million to its co-venturer for the third and fourth quarters of 1993 because of delays in the permitting process. On May 10, 1994, BMG announced that it had resolved outstanding contractual issues with the co-venturer, including all issues relating to BMG's obligation to subsequently make such quarterly $1 million payments. As part of its agreement to resolve these issues, BMG acquired the right to earn an additional 3 percent joint venture interest in the Crown Jewel project. The consideration paid by BMG to the co-venturer totaled $4.25 million in cash and 435,897 shares of BMG common stock. As a result of this agreement, BMG has the right to earn a 54 percent interest in the project, and the joint venture agreement has been amended to delete the terms requiring $1 million quarterly payments to the co-venturer. The 3 percent additional interest will apply only until the joint venture recovers 1.5 million ounces of gold from the project at which time BMG's interest will be reduced to 51 percent.

    To earn a 54 percent undivided interest in the project and certain adjacent mineral claims, the Company would be required to fund an estimated additional $61 million for construction and development of the project through commencement of commercial production.

Note 4. OTHER INCOME (EXPENSE), NET

    Included in other income (expense), net, are certain non-operating revenues, net of related expenses, consisting of:

                                                                              Year Ended December 31,
                                                                           -------------------------------
                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
                                                                              (expressed in thousands)
Impairment of non-current marketable securities                            $      --  $      --  $  (2,117)
Foreign currency exchange gains (losses)                                      (2,075)       228        760
Gain on sale of investments                                                      725      2,697         --
Gain on sale of exploration project                                               --      3,730         --
Royalty income                                                                   820         --         --
Other                                                                            286       (947)       196
                                                                           ---------  ---------  ---------
                                                                           $    (244) $   5,708  $  (1,161)
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

Note 5. FEDERAL AND FOREIGN INCOME TAX

    The discussion of income taxes herein does not include the cumulative income tax effects of accounting changes explained in Note 6 to these Consolidated Financial Statements.

    Federal and foreign income tax expense (benefit) consisted of the following:

                                                                              Year Ended December 31,
                                                                           -------------------------------
                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
                                                                              (expressed in thousands)
Current
  United States                                                            $  (2,288) $  (5,117) $  (4,665)
  Foreign                                                                      1,226      1,028      1,165
                                                                           ---------  ---------  ---------
     Total current                                                            (1,062)    (4,089)    (3,500)
                                                                           ---------  ---------  ---------
Deferred
  United States                                                                   --         --     (8,741)
  Foreign                                                                      3,581         --         --
                                                                           ---------  ---------  ---------
     Total deferred                                                            3,581         --     (8,741)
                                                                           ---------  ---------  ---------
                                                                           $   2,519  $  (4,089) $ (12,241)
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Consolidated income before income taxes and the cumulative effect of the accounting change includes income from foreign operations of $32.7 million, $13.8 million and $1.7 million in 1994, 1993 and 1992, respectively.

    Effective January 1, 1992, the Company adopted the provisions of SFAS No.
109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Effective January 1, 1992, the Company recorded a deferred tax liability of $12.6 million, representing the net effect of adopting SFAS No. 109 as of that date. This liability was comprised of a $16.5 million purchase acquisition liability related to the Westworld acquisition (See Note 7), which was capitalized to property, and a partially offsetting net $3.9 million tax benefit which has been reflected in the consolidated statement of income as the cumulative effect of the accounting change.

    For the year 1992, loss before cumulative effects of accounting changes includes an additional income tax benefit of approximately $8.7 million or $.11 per share resulting from the adoption of SFAS No. 109.

    The significant components of the deferred tax benefit in 1992 were as follows:

                                                                                        (expressed in
                                                                                         thousands)
Temporary differences between book and tax bases                                          $  (6,472)
Alternative minimum tax credit                                                               (2,269)
                                                                                            -------
1992 Deferred tax benefit                                                                 $  (8,741)
                                                                                            -------
                                                                                            -------

    The Company's deferred tax position at December 31, 1994 and 1993, is comprised of the following:

                                                                                      1994        1993
                                                                                   ----------  ----------
                                                                                       (expressed in
                                                                                         thousands)
Deferred tax assets                                                                $   55,275  $   51,186
Deferred tax liabilities                                                              (57,822)    (42,825)
Valuation allowance                                                                    (1,034)     (8,361)
                                                                                   ----------- ----------
Net deferred tax (liability)                                                       $   (3,581) $       --
                                                                                   ----------- ----------
                                                                                   ----------- ----------

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                                                      1994        1993
                                                                                   ----------  ----------
                                                                                       (expressed in
                                                                                         thousands)
Net operating loss carryforwards                                                   $   24,975  $   17,229
Alternative minimum tax credit carryforward                                             4,552       5,828
Employee compensation and benefits accrued                                              5,052       4,425
Property, plant and equipment                                                         (18,915)    (16,313)
Undistributed earnings of foreign subsidiaries                                        (17,447)     (5,080)
Other, net                                                                               (764)      2,272
Valuation allowance                                                                    (1,034)     (8,361)
                                                                                   ----------  ----------
Net deferred tax asset (liability)                                                 $   (3,581) $       --
                                                                                   ----------  ----------
                                                                                   ----------  ----------

    A reconciliation of income tax at the statutory rate to income tax expense (benefit) follows:

                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
                                                                              (expressed in thousands)
Income tax based on statutory rate of 35% for 1994 and 1993 and 34% for
 1992                                                                      $   4,232  $  (2,973) $ (16,042)
Increases (reductions) resulting from:
  Statutory depletion in excess of cost basis                                     --         --     (2,654)
  Foreign withholding tax, net                                                 4,377         --         --
  Undistributed (income) losses of foreign subsidiaries not subject to
   income tax                                                                    302     (1,030)      (302)
  Change in valuation allowance                                               (7,327)       722      7,639
  Other, net                                                                     935       (808)      (492)
                                                                           ---------  ---------  ---------
Income tax expense (benefit)                                               $   2,519  $  (4,089) $ (12,241)
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

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

      At December 31, 1994, the Company had approximately $4.6 million of alternative minimum tax credits available on an indefinite carryforward basis, and approximately $71.4 million of regular net operating losses expiring beginning in 2007, available to offset future U.S. federal income tax.

Note 6. BENEFITS PLANS

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

      During 1993, the plans for BMG's Australian employees were changed from non-contributory defined benefit plans to defined contribution plans.

      Pension costs are generally accrued and charged to expense currently. Net periodic pension cost included the following components:

                                                                          Australian
                                                          U. S. Plans        Plans
                                                          ------------       ----
                                                1994      1993    1992       1992
                                                ----      ----    ----       ----
                                                         (expressed in thousands)
Service cost - benefits earned during the
 year                                        $   599   $   648  $   736     $ 296
Interest cost on projected benefit
 obligations                                   1,499     1,611    1,433       103
Expected return on plan assets                (2,060)   (1,773)  (1,643)     (147)
Net amortization and deferral                    258       (88)    (131)        -
                                             -------   -------  -------     -----
   Net periodic pension cost                 $   296   $   398  $   395     $ 252
                                             -------   -------  -------     -----
                                             -------   -------  -------     -----

      The projected long-term rate of return on U.S. plan assets was 9 percent at December 31, 1994 and 1993. At December 31, 1992, the projected long-term rate of return was 8 percent for the U.S. plans and 9 percent for the Australian plans.

      Actual return on U.S. plans' assets was $1.4 million for the year ended December 31, 1994, $.3 million for the year ended December 31, 1993, and $1.1 million for the year ended December 31, 1992. For
Australian plans, actual return on plan assets for the year ended
December 31, 1992 was $(.1) million.


      The following sets forth the plans' funded status and the related amounts:

                                                  U.S. Plans
                                              As of December 31,
                                              ------------------
                                               1994       1993
                                               ----       ----
                                           (Expressed in thousands)
Actuarial present value of
 benefit obligations:
  Vested benefit obligation                   $17,148     $19,343
                                              -------     -------
  Accumulated benefit obligation              $18,163     $21,118
                                              -------     -------
  Projected benefit obligation                $19,299     $23,579
Plan assets at fair value                      21,498      22,965
                                              -------     -------
Plan assets in excess of (less than)
 Projected Benefit Obligation                   2,199        (614)
Unrecognized net gain and effects of
 changes in actuarial assumptions              (2,585)       (572)
Unrecognized net asset at transition             (914)     (1,033)
Prior service cost not yet recognized in net
 periodic pension cost                          3,262       3,906
                                              -------     -------
Prepaid pension cost                           $1,962      $1,687
                                              -------     -------
                                              -------     -------

      Plan assets include equity securities, common trust funds and various debt securities. Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

                                                 U.S. Plans
                                            --------------------
                                             1994          1993
                                             ----          ----
Discount Rate                                8.5%          7.0%
Rate of increase in compensation levels      6.0%          6.0%

   Early Retirement Program -

      In July 1992, 29 of the Company's salaried employees elected to accept early retirement benefits offered by the Company as part of general cost reduction efforts. In connection with these special benefits, a $1.3 million charge (net of a $.7 million income tax benefit) was taken against 1992 earnings.

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

      The Company has defined contribution plans available for all BMG's Australian salaried and hourly employees. The Company's contributions to the salaried plan are determined in accordance with the trust deed. The Company's contributions to the hourly plan are determined in accordance with the union award.

      All Company contributions to the plans are expensed and funded currently. The cost of such Company contributions was $.5 million in 1994, $.7 million in 1993 and $.4 million in 1992.

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

      Net periodic postretirement benefit cost for the years ended December 31, 1994, 1993 and 1992, included the following components (in thousands):

                                            1994          1993        1992
                                            ----          ----        ----
Service cost                                $  460        $  367      $283
Interest cost on accumulated benefit
 obligation                                    554           644       572
                                            ------        ------      ----
Net periodic postretirement benefit
 cost                                       $1,014        $1,011      $855
                                            ------        ------      ----
                                            ------        ------      ----

      The following table presents the plans' status at December 31, 1994 and 1993 (in thousands):

                                                     1994           1993
                                                     ----           ----
Accumulated postretirement benefit
 obligation:
   Retirees                                          $3,940        $ 4,993
   Fully eligible active plan participants              720            676
   Other active plan participants                     2,299          3,684
                                                     ------        -------
                                                      6,959        $ 9,353
Unrecognized net gain(loss)                           1,510         (1,609)
                                                     ------        -------
Accrued postretirement benefit cost                  $8,469        $ 7,744
                                                     ------        -------
                                                     ------        -------

      The discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent for 1994 and 7 percent for 1993. For 1994 and 1993, the assumed annual rate of increase in the per capita cost of covered health care benefits was 12 and 14 percent, respectively. In 1994 and 1993, a gradual decrease in the rate is assumed through the years, 1999 and 2001, respectively, when the rate is estimated to reach 6 percent for the 1994 calculations and 7 percent for 1993 calculation and remain at that level thereafter. A one- percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $1.1 million, and the total of the service and interest cost components of net periodic postretirement health care cost for 1994 by approximately $.2 million.

   Postemployment Benefits -


      Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires that the expected cost of these benefits must be charged to expense during the periods that employees vest in these benefits. The Company had previously recognized these costs as an expense when paid. Adoption of the standard did not have a material effect on the Company's financial position or on its results of operations. Postemployment benefit costs recognized under this standard do not differ significantly from those that would have been reported under the previous method.

Note 7. ACQUISITIONS

   Niugini Mining -



      In the aggregate, since January 1, 1989, the Company has paid $179.6 million for 47.5 million shares of the common stock of Niugini Mining. In December 1993, Niugini Mining issued 5.8 million of its common shares at A$5.00 per share in a public offering which provided net proceeds of approximately $19.1 million U.S. equivalent. As a result of this stock offering, BMG's ownership interest in Niugini Mining decreased from 56.5 percent to 52.6 percent. In December 1993, the Company recorded a $2.1 million adjustment to reduce the carrying value of its investment in Niugini Mining to reflect the reduction in ownership interest. In 1994, BMG's ownership interest was diluted to 51.4 percent due to employee stock options that were exercised during the year. In June 1994 the Company recorded a $1.2 million adjustment to reduce the carrying value of its investment in NML to reflect this reduction in ownership interest. These adjustments were charged to shareholders' equity and not charged against net income because the Company believed the carrying value of its investment to be fully recoverable. Based on existing Niugini Mining employee incentive option schemes, BMG's ownership could be diluted to as low as 50.03 percent.

      At December 31, 1994, the carrying value attributed to the Company's share of the Lihir gold project exceeded its proportionate share of Niugini Mining's historical cost basis in the project by $135.9 million. Such excess will be amortized based on the estimated recoverable reserves attributable to the Lihir project upon commencement of production.

      Interest costs amounting to $6 million in 1994, 1993 and 1992 each were capitalized in connection with the Lihir gold project.

   Inti Raymi -

      On March 8, 1994, the Company purchased an additional 3 percent of Inti Raymi's outstanding stock for $5.2 million from Zeland Mines, S.A., a Panamanian mining company ("Zeland") to increase the Company's ownership interest to 88 percent. As of December 31 1994, the Company had invested an aggregate of $41.1 million in cash and 9 million of its common shares (valued at approximately $76.3 million) to acquire its 88 percent equity interest in Inti Raymi.

      At December 31, 1994, the carrying value, net of accumulated amortization, attributed to the Company's share of the Kori Kollo gold deposit (including a $16.5 million deferred tax charge capitalized in connection with the Westworld purchase acquisition) (See Note 5), exceeded its proportionate share of Inti Raymi's historical cost basis in the deposit by $93.6 million. This excess has been capitalized to property and is being amortized by the units of production method based on the deposit's estimated recoverable reserves. Amortization of the excess cost amounted to $11.1 million, $8.6 million and $3.0 million in 1994, 1993 and 1992, respectively.

      Interest costs amounting to $.4 in 1994, $.6 million in 1993 and $2.8 million in 1992 were capitalized in connection with the Kori Kollo project.

Note 8. COMMON STOCK AND STOCK OPTIONS

      Reference is made to Notes 9 and 10 for discussion regarding the number of shares of common stock reserved for issuance for the conversion of the Company's outstanding convertible preferred stock and convertible subordinated debentures.

   Stock Options -

      The Company has two stock option plans available to officers and key employees covering non-qualified and incentive stock options. A total of 1,980,000 shares of common stock are reserved for issuance under the 1985 Stock Option Plan, of which 52,073 shares remained available for granting at December 31, 1994. At December 31, 1993, there were 8,549 shares available for granting under this plan. During 1994, 45,023 stock option shares expired and were put back into the available pool.

      During 1994, the 1994 Long Term Incentive Stock Option Plan was approved by the Company's shareholders. Under this plan, a total of 4,000,000 shares of the Company's common stock are reserved for issuance. At December 31, 1994, 3,589,100 shares remained available for granting. During 1994, 3,900 stock option shares expired and were put back into the available pool.

      Non-employee directors of the Company are granted non-qualified stock options under the Non-qualified Stock Option Plan for Outside Directors, which was approved by the Company's shareholders on April 21, 1992. Under this plan, a total of 250,000 shares of the Company's common stock are reserved for issuance, of which 160,500 shares remained available for granting at December 31, 1994. At December 31, 1993, there were 177,500 shares available for granting under the plan.

      Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to anti-dilution adjustments in certain circumstances. Payment of the exercise price may be made in cash or in shares of common stock previously owned by the optionee, valued at current market value.

      Under the deferred income stock option plan for officers and directors, each participant may elect to receive a non-qualified stock option in lieu of a portion of his compensation. A maximum of 2,000,000 shares of common stock is issuable under the plan, of which 1,751,391 shares remained available for granting at December 31, 1994. At December 31, 1993, 1,774,641 shares remained available for granting under the plan. Options granted pursuant to the plan become exercisable at the beginning of the calendar year immediately following the year in which the option was granted. They expire no later than 10 years after the date of grant.

The amount of deferred compensation is accrued as compensation expense during the period earned.

      Additional information for 1994 related to the Company's stock option plans follows:

                                    Number of Shares         Option Price
                                      Under Option          Range Per Share
                                      ------------          ---------------
Outstanding at December 31, 1993        1,908,186           $4.83 to $20.75
   Granted                                458,050           $7.25 to $10.50
   Exercised                             (140,164)          $4.83 to $8.33
   Expired                                (50,424)          $6.88 to $17.75
                                        ---------
Outstanding at December 31, 1994        2,175,648           $4.83 to $20.75
                                        ---------
Exercisable at December 31, 1994        1,141,316           $4.83 to $20.75
                                        ---------

      At December 31, 1994, expiration dates for the outstanding options ranged from July 1, 1996 to May 9, 2004. The weighted average exercise price per share was $9.00.

      Additionally, the Company has reserved 950,000 shares for issuance under restricted stock and stock award plans. At December 31, 1994, a total of 698,611 shares remained available for issuance under these plans. Compensation expense related to the plans is accrued ratably over periods vested.

Note 9. PREFERRED STOCK AND STOCK RIGHTS

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

   Stock Rights -

      Since November 21, 1988, when the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock, each share of the Company's outstanding common stock carries with it such right. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, for an exercise price of $60, subject to adjustment. The rights expire on November 10, 1998. They will not be exercisable nor transferable apart from the common stock until such time as a person or group acquires 20 percent of the Company's common stock or initiates a tender offer that will result in ownership of 30 percent of the

Company's common stock. In the event that the Company is merged, and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquirer's common stock at a 50 percent discount. Under certain other circumstances, the rights can become rights to purchase the Company's common stock at a 50 percent discount. The rights may be redeemed by the Company for one cent per right at any time until 10 days following the first public announcement of a 20 percent acquisition of beneficial ownership of the Company's common stock.

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

Note 10. DEBT

      The Company had the following long-term debt outstanding as of December 31 (in thousands):

                                                             1994        1993
                                                             ----        ----
Convertible subordinated debentures, due 2005, 6%          $100,000    $100,000
Inti Raymi Kori Kollo project financing:
  IFC loan, variable rate                                    27,500      32,500
  IFC convertible loan, variable rate with 11% minimum        5,000       5,000
  OPIC loan, variable rate                                   31,500      37,200
  Restructured OPIC loans, 10.5%                              3,231       3,819
  CAF loan, variable rate                                    11,786      13,929
Other                                                            12          36
                                                           --------    --------
     Total                                                  179,029     192,484
Less current portion of long-term debt                       13,427      13,431
                                                           --------    --------
Total long-term debt                                       $165,602    $179,053
                                                           --------    --------
                                                           --------    --------

      On January 4, 1990, the Company received net proceeds of $97.4 million upon the completion of a $100 million Euromarket issue of 6 percent convertible subordinated debentures, due January 4, 2005. The debentures are convertible into shares of the Company's common stock at a conversion price of $20 5/8 per share, subject to adjustment in case of certain events. The debentures are now redeemable at the Company's option at any time at par value plus accumulated interest. There are 4.8 million shares of the Company's common stock reserved for issuance upon conversion of the debentures. Interest payments are due annually on the anniversary date of the issuance. Proceeds from the issuance were added to working capital and used for general corporate purposes, including mineral acquisitions and development of properties. There are no sinking fund requirements imposed under the debenture agreement.

      During 1992, the Company's majority-owned subsidiary, Inti Raymi, established separate but coordinated term credit facilities with the Overseas Private Investment Corporation (OPIC), International Finance Corporation
(IFC) and Corporacion Andina de Fomento (CAF) for the development of its Kori Kollo expansion project in Bolivia. Each loan is secured by a lien on the project and is to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000, with certain provisions for accelerated repayment in the event of substantial Kori Kollo reserve losses or significantly improved gold market conditions. Through certain ratio tests, each loan may restrict payments of intercompany debt and dividends by Inti Raymi to the owners of shares of its capital stock. Additional covenants exist which limit fixed asset purchases, additional debt and liens, and require compliance with applicable environmental laws. During 1993, the project met the prerequisite physical and financial completion tests as set forth in the facility agreements and in April 1994 achieved project completion status from the lenders. The most significant implication of project completion is the ability for Inti Raymi to begin paying dividends and repaying loans to the Company. Additionally, BMG is no longer required to provide financial support to ensure Inti Raymi's ability to meet its obligations.

      The OPIC and IFC loan agreements require that the current mining plan indicate that production from the Kori Kollo mine extends at least three years beyond the final scheduled principal payment ("Reserve Life Provision"). Failure to meet this Reserve Life Provision results in the suspension of all debt repayments from Inti Raymi to its shareholders and all Inti Raymi dividend payments until such time as compliance with the Reserve Life Provision is achieved by either a pre-payment of a sufficient portion of the debt or an increase in the Kori Kollo mine ore reserves. The IFC and CAF loan agreements contain provisions which entitle their respective agencies to receive principal pre-payments proportionate to those received by OPIC. In the third quarter of 1994, the Company completed a rescheduling of the life of mine production and observed that the new schedule was not in compliance with the Reserve Life Provision due to more accelerated mining and production than originally planned. The current plan indicates that production will extend approximately 2.8 years beyond the date of the final scheduled principal payment. To allow continuing payments of dividends and the repayment of intercompany debts, Inti Raymi obtained a temporary waiver, permitting noncompliance with the Reserve Life Provision until June 30, 1996. Inti Raymi is currently undertaking evaluations in areas of identified mineralization to be able to add the reserves necessary to satisfy the Reserve Life Provision within the agreed time frame.

      The OPIC facility provided for borrowings of $40 million. Interest rates under the facility are based on LIBOR plus 2.0 percent. Additionally, $4.1 million of previously existing OPIC loans to Inti Raymi were restructured as loan obligations under the terms of the agreement, with the exception that they are subject to their originally agreed interest rates. As of December 31, 1994 and 1993, Inti Raymi owed $34.7 million and $41.0 million, respectively, under these combined facilities. Interest charges for the years ended December 31, 1994, 1993 and 1992, were based on weighted average interest rates of 6.7 percent, 5.6 percent and
6.2 percent, respectively.

      Under the IFC commitment, borrowings of $40 million were made. The interest rate for the non-convertible portion of the loan is based on LIBOR plus 2.375 percent, but Inti Raymi has the right to request an interest rate cap or collar, or may elect at any time to pay a fixed rate of interest. Of the total IFC borrowings, $5 million represents a convertible loan due on March 1, 2002, carrying a fixed annual interest rate of 11 percent with an additional interest rate provision which varies with the price of gold. Interest charges for the years ended December 31, 1994, 1993 and 1992 were based on weighted average interest rates of 6.9 percent, 6.0 percent and 6.2 percent, respectively, for the non-convertible portion of the loan and 13.7 percent, 12 percent and 11 percent, respectively, for the convertible portion of the loan. The loan may be converted, at IFC's option, into up to a 3.98 percent equity interest in Inti Raymi. Upon the conversion of the convertible loan into equity, the Company and Inti Raymi's minority owner would have their interests in the capital stock of Inti Raymi diluted proportionately. Each share of Inti Raymi common stock issued by Inti Raymi as a result of such conversion will carry a put option which, when exercised by IFC, would require BMG and Inti Raymi's minority shareholder to purchase such share at its fair market value as determined at the time the put is exercised. As of December 31, 1994 and 1993, Inti Raymi owed $32.5 million and $37.5 million, respectively, under this facility.

      The CAF facility provided for borrowings of $15 million. Interest rates under the facility are based on LIBOR. These funds were obtained from several sources. CAF charged a supervision and oversight fee and a commitment fee in addition to fees charged by the participants in the funding. As of December 31, 1994 and 1993, Inti Raymi owed $11.8 million and $13.9 million, respectively, under this facility. Interest charges for the years ended December 31, 1994, 1993 and 1992, were based on weighted average interest rates of 5.5 percent
4.7 percent and 4.8 percent, respectively.

      The Company has a committed revolving credit agreement with a syndicate of seven banks, led by Citibank N.A. as agent. At December 31, 1994, the facility would provide unsecured borrowings up to $84.4 million. The facility provides for quarterly reductions in commitments of $9.4 million which are scheduled to continue until the facility termination date of December 31, 1996. As a result of 1992 amendments, the facility permits the Company to pledge its shareholdings in Inti Raymi and restricts the amounts that the Company may borrow under the facility if the Company does not meet certain net worth criteria. The amendments also impose additional facility costs in the form of amendment arrangement fees and increased interest rates. Interest rates under this facility are based on the facility agent bank's base rate, LIBOR or applicable certificate of deposit rates. There were no interest charges related to this facility for the year ended December 31, 1994, since the Company did not make any borrowings under it in 1994. Interest charges for the years ended December 31, 1993 and 1992, were based on weighted average interest rates of 3.9 to 6.0 percent and 4.0 to 6.5 percent, respectively. Other costs associated with the facility include commitment fees of one-eighth percent per annum on the unused portion of the facility and facility fees of one-eighth percent per annum of the average daily commitment. The credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth and working capital, as well as certain restrictions on liens, additional debt or lease obligations and the acquisition or disposition of major assets. Additionally, the agreement sets forth restrictions limiting the amount of dividends the Company may pay based on the Company's equity position applied on a cumulative basis from the date of the agreement. As of December 31, 1994, cumulative dividend restriction levels exceeded cumulative dividends paid or declared by $119.9 million. No amounts were outstanding under this revolving credit facility as of December 31, 1994 or 1993.

      In August 1992, the Company established a $15 million uncommitted revolving credit facility with the Union Bank of Switzerland. Interest rates under the facility are variable, based on either the bank's base rate or a negotiated rate. There are no additional costs or financial restrictions imposed on the Company by this facility. No amounts were outstanding under this revolving credit facility as of December 31, 1994 or 1993; however, letters of credit amounting to $4.8 million had been issued against this facility as of December 31, 1994. There were no interest charges for the year ended December 31, 1994 since the Company did not borrow against this facility in 1994. Interest charges for the year ended December 31, 1993 and 1992 were based on weighted average interest rates of 3.5 to 4.3 percent and
3.4 to 4.5 percent, respectively.

      Maturities of the Company's long-term debt for each of the next five years are $13.4 million.

      As of February 9, 1994, BMG has effective a registration statement under the Securities Act of 1933, as amended, for what is commonly referred to as a "universal shelf" filing covering up to $200 million of its debt securities, preferred stock, depository shares, common shares and warrants which BMG may elect to offer from time to time and in any combination.

Note 11. MAJOR CUSTOMERS AND EXPORT SALES

      During 1994, sales to three separate buyers accounted for $68.3 million, $63.1 million and $36.4 million of total sales, respectively, representing 71.3 percent of total sales. International sales for 1994 were $235.3 million, of which $46.2 million were export sales of U.S. product. In 1993, sales to three separate buyers of $55.3 million, $36.2 million and $25.3 million, respectively, accounted for 56.4 percent of total sales. Of the Company's $205.7 million international sales in 1993, $47.9 million were export sales of U.S. product. For 1992, 78.1 percent of the Company's total sales were distributed among five separate buyers who accounted for $34.9 million, $30.0 million, $28.9 million, $28.6 million and $27.7 million in sales, respectively. International sales of $192.2 million in 1992 included $83.6 million in export sales of U.S. product. Alternate buyers are available to replace the loss of any of the Company's principal customers.

      All sales of the Company's products are made to precious metals smelters, refiners or traders. Accordingly, the precious metals industry has substantial influence over the market for the Company's products.

Note 12. GEOGRAPHIC SEGMENT INFORMATION

      The following table sets forth certain financial information relating to international and domestic operations:

                                         Year Ended December 31,
                                         --------------------------
                                          1994       1993     1992
                                          ----       ----     ----
                                          (expressed in thousands)
Gross revenues:
  United States                        $ 46,562   $ 47,915   $ 83,602
  Austral Pacific                        40,314     57,060     65,268
  South America                         156,108    102,276     43,320
                                       --------   --------   --------
                                       $242,984   $207,251   $192,190
                                       --------   --------   --------
                                       --------   --------   --------
Operating Income (Loss):
  United States                        $(10,673)  $(19,239)  $(43,952)
  Austral Pacific                        (2,976)     7,046      1,653
  South America                          34,861      7,434     (1,089)
  Other International                    (1,270)      (975)    (1,907)
                                       --------   --------   --------
                                         19,942     (5,734)   (45,295)
Interest and Other Income (Expense),
 Net                                     (3,464)     1,949       (705)
                                       --------   --------   --------
Income (Loss) Before Income Taxes,
 Minority Interest and Cumulative
 Effects of Accounting Changes         $ 16,478   $ (3,785)  $(46,000)
                                       --------   --------   --------
Cumulative Effects of Accounting
 Changes:
  United States                               -          -   $   (820)
  Austral Pacific                             -          -     (1,175)
  South America                               -          -        533
                                                             --------
  Other International                         -          -   $ (1,462)
                                                             --------
                                                             --------
Identifiable Assets:
  United States                        $114,789   $132,669   $ 82,397
  Austral Pacific                       228,989    216,200    194,187
  South America                         335,683    318,959    300,183
  Other International                       308        324        717
                                       --------   --------   --------
                                       $679,769   $668,152   $577,484
                                       --------   --------   --------
                                       --------   --------   --------

Note 13. COMMITMENTS AND CONTINGENCIES

      Total operating lease rental expenses (exclusive of mineral leases) were $2.3 million, $1.4 million and $1.6 million for 1994, 1993 and 1992, respectively.

      Aggregate minimum rentals (exclusive of mineral leases) subsequent to December 31, 1994, under non-cancelable leases for the years ending December 31, 1995 to 1999, are estimated to be $3.0 million, $2.8 million, $2.3 million, $1.6 million and $.8 million, respectively.
Lease commitments beyond 1999 total $2.4 million.

      Pursuant to pricing provisions as set out in dore customer contracts, as of December 31, 1994, the Company had committed to sell 8,800 ounces of gold contained in dore valued at approximately $3.3 million at prices determined during various pricing periods in 1994, none of which exceeds 45 days. The average price of gold sold under this commitment is approximately $380 per ounce.

      All of the Company's mining and processing operations are subject to reclamation requirements. The Company believes it is making sufficient accruals for known reclamation obligations and has accrued an aggregate of $10.7 million at December 31, 1994. The accrued reclamation charges are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain complex, assuming the Phoenix project is permitted and proceeds, aggregate reclamation expenditures required to be spent in the area are expected to amount to approximately $7.7 million, of which $3.1 million remained accrued at December 31, 1994. Activity expected to be performed as part of the development and operation of the Phoenix project will eliminate certain reclamation costs. If this project is not permitted and does not proceed, reclamation expenditures would be expected to be up to $3 million higher than current estimates. Estimated reclamation obligations and related amounts accrued as of December 31, 1994, respectively, for each of the Company's other operating mines is as follows:
San Luis $3.3 million and $1.4 million, Pajingo $2.6 million and $1.5 million, Kori Kollo $10.0 million and $1.1 million and Red Dome $4.4 million and $3.8 million. Reclamation expenditures for the San Cristobal mine are not expected to be material.

Note 14. FORWARD SALES AND HEDGING

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks.

      Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1994, Inti Raymi was party to three interest rate cap agreements, each with a term of three years. The agreements entitle the Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 4.5 percent in 1994 to 7.2 percent in 1997. Inti Raymi has hedged 50 percent of its net interest rate exposure currently related to the Kori Kollo LIBOR based project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps amounting to $.7 million at December 31, 1994 has been included in other assets.

      The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's forward sales contracts at December 31, 1994:

                                                  Average Price
                                                     Per Unit          Period
                                                     --------          ------
BMG
  Spot deferred sales contracts    145,000 oz. gold    US$382     Jun 95 - Nov 95

Niugini Mining
  Spot deferred sales contracts     30,000 oz. gold    US$388         Jan 95
                                     7,000 oz. gold    A$501          Jan 95
                                    91,000 oz. silver  US$5.67        Jan 95

Fixed forward sales contracts      164,000 oz. gold    A$505      Jan 95 - Dec 96
                                   165,000 oz. silver  US$5.67        Jan 95
                                    750 tonnes copper  US$2,756       Feb 95

Inti Raymi
  Spot deferred sales contracts     98,500 oz. gold    US$378     Jan 95 - Apr 95

      The following table summarizes the Company's forward sales contracts and put options at December 31, 1993:


                                                  Average Price
                                                     Per Unit          Period
                                                     --------          ------
BMG
  Spot deferred sales contracts    154,000 oz. gold    US$367     Jun 94 - Jun 95

Niugini Mining
  Spot deferred sales contracts     57,000 oz. gold    US$397           Jan 94
                                    24,101 oz. gold    A$510            Jan 94

  Fixed forward sales contracts    180,000 oz. gold    A$487      Feb 94 - Dec 96
                                    825 tonnes copper  US$2,184         Jan 94
Inti Raymi
  Spot deferred sales contracts     98,500 oz. gold    US$364     Jan 94 - Sep 94

  Purchased put options            180,000 oz. gold    US$350     Jan 94 - Aug 94

      Deferred costs associated with forward sales contracts amounted to $1.5 million at December 31, 1994 and 1993. There were no deferred costs associated with put options at

December 31, 1994. Deferred costs associated with put options amounted to $.6 million at December 31, 1993.

      At December 31, 1994, in the aggregate, the Company's forward sales contracts were approximately at the market based on the then current spot price of $381 per ounce and an exchange rate of US$.77 to A$1. At December 31, 1993 the aggregate amount by which the net market value of the Company's forward sales contracts is less than the then current spot price of $390 per ounce of gold and an exchange rate of US$.67 to A$1 is $19.4 million, of which $6.2 million is attributable to minority interests.

      The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its interest rate caps and forward sales contracts, but does not expect any counterparties to fail to meet their obligations. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

Note 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                           1994                    1993
                                  ----------------------    ------------------

                                  Carrying       Fair       Carrying      Fair
                                   Amount        Value       Amount       Value
                                   ------        -----       ------       -----
                                              (expressed in thousands)
Financial Assets
  Other Assets                    $    685     $  1,677           -            -
Financial Liabilities
  Debt                            $179,029     $158,662    $192,484     $182,484

      The carrying amounts shown in the table are included in the Consolidated Balance Sheet under the indicated captions.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      CASH, CASH EQUIVALENTS, TRADE RECEIVABLES, AND TRADE PAYABLES: The carrying amounts approximate fair value because of the short maturity of those instruments.

      OTHER ASSETS: The amounts reported relate to the interest rate cap agreements described in Note 14. The carrying amount comprises the unamortized premiums paid for the contracts. The fair value is estimated using option pricing models and essentially values the potential for the caps to become in-the-money through changes in interest rates during the remaining terms.

      DEBT: The fair value of the Company's Convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the generally variable interest rate features of the OPIC, IFC and CAF loans, the Company believes the carrying amounts approximate the fair value of this debt at the reporting date.

      The Company has a letter of credit outstanding for $3.3 to ensure that the reclamation of the Company's San Luis mine will be performed as specified in the operating permit issued by the State of Colorado. The Company has letters of credit totaling $1.5 million and corporate guarantees totaling $4.5 million to ensure that the reclamation of the Battle Mountain Complex mines will be performed as specified in the operating permits issued by the State of Nevada. In addition, the Company has a letter of credit outstanding for $1.5 million as collateral for the issuance of bonds to be issued after December 31, 1994. The Company believes the carrying value of these financial instruments approximates their fair market value.

                         SUPPLEMENTAL FINANCIAL INFORMATION
                                   (UNAUDITED)

QUARTERLY RESULTS

                              Operating    Net     Earnings  Dividends per   Dividends
                      Net      Income    Income  (Loss) Per     Common          per
                     Sales     (Loss)    (Loss)      Share       Share     Preferred Share
                     -----     -----     ------      -----       -----     ---------------
                              (expressed in thousands except per share amounts)
1994
- ----
First Quarter      $ 50,917   $ 7,182    $ 2,848     $ .01        $.025    $ .8125
Second Quarter       57,036     6,028      3,084       .01            -      .8125
Third Quarter        55,827     1,856      1,451      (.01)        .025      .8125
Fourth Quarter       65,890     4,876      2,189       .01            -      .8125
                   --------   -------    -------     -----        -----     ------
                   $229,670   $19,942    $ 9,572     $ .02        $.050    $3.2500
                   --------   -------    -------     -----        -----    -------
                   --------   -------    -------     -----        -----    -------
1993
- ----
First Quarter      $ 53,945   $(1,988)   $(3,165)    $(.04)       $.025    $     -
Second Quarter       40,518    (4,967)    (2,589)     (.03)           -          -
Third Quarter        50,024     1,485      1,796         -         .025      .8125
Fourth Quarter       48,928      (264)      (447)     (.03)           -      .8125
                   --------   -------    -------     -----        -----    -------
                   $193,415   $(5,734)   $(4,405)    $(.10)       $.050    $1.6250
                   --------   -------    -------     -----        -----    -------
                   --------   -------    -------     -----        -----    -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information appearing under the captions "Nominees" and "Directors with Terms Expiring in 1996 and 1997" set forth under "Election of Three Directors and Director Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held April 27, 1995, as filed within 120 days of December 31, 1994, pursuant to Regulation 14A under the Security Exchange Act of 1934, as amended (the "Company's 1995 Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information appearing under the captions "Board Organization and Committees" set forth under "Election of Three Directors and Director Compensation" and "Executive Compensation" (other than the Compensation and Stock Option Committee Report on Executive Compensation) in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information appearing under the caption "Security Ownership" set forth under "Election of Three Directors and Director Compensation" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements and Supplementary Data. Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.

    (a)(2)  Financial Statement Schedules.

    Schedule I.  Condensed Financial Information of Registrant............  S-1

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

    (b)     Reports on Form 8-K: None

                                 SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            BATTLE MOUNTAIN GOLD COMPANY


                                            By         /s/ Karl E. Elers
                                               -----------------------------
                                                          Karl E. Elers
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

                                            Date: March 27, 1995

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                  Title                          Date
         ---------                  -----                          ----
    /s/ Karl E. Elers       Chairman of the Board,          March 27, 1995
- --------------------------   Chief Executive Officer
     (Karl E. Elers)         and Director (Principal
                             Executive Officer)

  /s/ R. Dennis O'Connell   Vice President - Finance and    March 27, 1995
- --------------------------   Chief Financial Officer
   (R. Dennis O'Connell)     (Principal Financial and
                             Accounting Officer)

DOUGLAS J. BOURNE*
DELO H. CASPARY*
CHARLES E. CHILDERS*
JACK R. CROSBY*
RODNEY L. GRAY*             A majority of the Directors     March 27, 1995
TED H. PATE*                 of the Registrant
KENNETH R. WERNEBURG*




*By    /s/ Karl E. Elers
    ----------------------
        (Karl E. Elers,
       ATTORNEY IN FACT)

                         BATTLE MOUNTAIN GOLD COMPANY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEET

                                                  December 31,
                                             ----------------------
                                               1994         1993
                                             ---------   ---------
                                            (Expressed in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                  $  19,315   $  59,195
  Receivables:
    Subsidiaries*                               31,339      35,561
    Other                                        1,834       5,518
  Materials and supplies, at average cost        2,165       2,395
  Other current assets                           5,343       5,744
   TOTAL CURRENT ASSETS                         59,996     108,413
Investments
  Subsidiaries*                                374,724     348,819
  Other                                         42,915      27,842
Net property, plant and equipment               34,296      17,247
Other assets                                     1,960       2,174
                                             ---------   ---------
TOTAL ASSETS                                 $ 513,891   $ 504,495
                                             ---------   ---------
                                             ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Payables:
    Subsidiaries*                            $       -   $       -
    Other                                        2,290       1,803
  Payroll and related benefits accrued           1,797       1,709
  Accrued interest                               6,000       6,000
  Other current liabilities                      1,253       1,827
   TOTAL CURRENT LIABILITIES                    11,340      11,339
Long-term debt                                 100,000     100,000
Deferred income tax                              9,352       5,630
Other liabilities                               17,565      17,966
    TOTAL LIABILITIES                          138,257     134,935
                                             ---------   ---------
SHAREHOLDERS' EQUITY                           375,634     369,560
                                             ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 513,891   $ 504,495
                                             ---------   ---------
                                             ---------   ---------

*   Eliminated in consolidation

    This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                          BATTLE MOUNTAIN GOLD COMPANY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENT OF INCOME

                                          Year ended December 31,
                                    ----------------------------------
                                    1994            1993          1992
                                    ----            ----          ----
                                          (Expressed in thousands)
GROSS REVENUE                      $ 18,990       $ 21,854       $ 63,718
  Less:  Freight, allowances &
   royalties                            195            262            744
                                   --------       --------       --------
NET SALES                            18,795         21,592         62,974
                                   --------       --------       --------
COSTS AND EXPENSES
  Mining costs                        2,939          8,272         12,343
  Milling and other plant costs       9,808         14,213         27,540
  Depreciation, depletion and         6,453          4,684          8,028
   amortization
  Exploration, evaluation and
   other lease costs                    435            636          2,260
  Asset write-downs                       -              -          6,000
  General and administrative
   expenses                           8,544          8,196         12,871
  Taxes, other than income            1,113          1,151          1,812
                                   --------       --------       --------
       Total costs and expenses      29,293         37,152         70,854
                                   --------       --------       --------
OPERATING (LOSS)                    (10,498)       (15,560)        (7,880)
Interest income from
 subsidiaries, net*                   2,388          2,722          4,094
Other interest income, net            1,334            180            347
Other income (expense), net            (325)            86         (1,523)
                                   --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EQUITY IN INCOME(LOSS) OF
 SUBSIDIARIES AND CUMULATIVE
 EFFECTS OF ACCOUNTING CHANGES       (7,101)       (12,572)        (4,962)
Income tax expense(benefit)           2,519         (4,274)         3,553
                                   --------       --------       --------
INCOME (LOSS) BEFORE EQUITY IN
 INCOME (LOSS) OF SUBSIDIARIES
 AND CUMULATIVE EFFECTS OF
 ACCOUNTING CHANGES                  (9,620)        (8,298)        (8,515)

Cumulative effects of accounting
 changes (net of taxes)**                 -              -         (7,914)
                                   --------       --------       --------
INCOME (LOSS) BEFORE EQUITY IN
 INCOME (LOSS) OF SUBSIDIARIES       (9,620)        (8,298)       (16,429)
Equity in income (losses) of
 subsidiaries                        19,192           3,893       (19,974)
                                   --------       --------       --------
NET INCOME(LOSS)                      9,572        (4,405)        (36,403)
Preferred dividends                   7,475          3,738              -
                                   --------       --------       --------
NET INCOME (LOSS) TO COMMON SHARES $  2,097      $  (8,143)      $(36,403)
                                   --------       --------       --------
                                   --------       --------       --------

*   Eliminated in consolidation
**  For 1992, includes adoption of SFAS 106 ($5,341) and SFAS
    109 ($2,573).

This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                        BATTLE MOUNTAIN GOLD COMPANY
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENT OF CASH FLOWS

                                                         Year ended December 31,
                                                  ----------------------------------
                                                     1994            1993          1992
                                                     ----            ----          ----
                                                         (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME(LOSS)                                  $    9,572   $  (4,405)   $ (36,403)
  Adjustments to reconcile net income(loss)
   to cash flows from operating activities:
    Depreciation, depletion and amortization           6,453       4,684        8,028
    Exploration and evaluation costs                     435         636        2,260
    Asset write-downs                                      -           -        6,000
    Gain from sale of assets                               -        (741)           -
    Cumulative effects of accounting changes               -           -        7,914
    Reclamation costs                                    170         582        1,682
    Undistributed (income) losses of subsidiaries*   (10,071)     (3,070)      27,270
    Deferred income tax benefit                        3,722        (878)        (426)
    Change in current accounts receivable and
     payable with subsidiaries*                        4,299       1,044        (1,017)
    Change in other current assets and
     liabilities                                       5,483      (7,785)      (1,620)
    Other net changes                                   (356)      2,486         (318)
                                                   ---------    --------    ---------
Total Adjustments                                     10,135       3,042       49,773
                                                   ---------    --------    ---------
NET CASH FLOWS FROM(USED IN) OPERATING
 ACTIVITIES                                           19,707      (8,270)      13,370
                                                   ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                            -       2,878        1,822
  Investment in subsidiaries*                         (5,200)    (12,358)      (6,934)
  Investment in Crown Jewel                          (10,305)     (7,595)      (6,862)
  Investment in Niugini Mining*                            -           -       (8,220)
  Capital expenditures                               (30,636)     (3,839)      (3,950)
  Exploration and evaluation expenditures               (435)       (636)      (2,260)
  Other, net                                          (1,573)        111           13
                                                   ---------    --------    ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES          (48,149)    (21,439)     (26,391)
                                                   ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from stock issuances                     691     111,840            -
  Cash proceeds from borrowings                            -      30,500       94,335
  Cash dividend payments                             (11,505)     (7,743)      (7,996)
  Debt repayments                                          -     (53,051)     (71,835)
  Other, net                                            (624)          -            -
                                                   ---------    --------    ---------
NET CASH FLOWS (USED IN)FROM FINANCING               (11,438)     81,546       14,504
ACTIVITIES
                                                   ---------    --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         (39,880)     52,660        1,483
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                              59,195       6,535        5,052
                                                   ---------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $   19,315    $ 59,195     $  6,535
                                                   ---------    --------    ---------
                                                   ---------    --------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid (received) during the year for:
      Interest, net of amount capitalized                  -           4           15
      Income taxes, net                               (3,405)        892        1,500

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

*4(d)(1)     --   Credit Agreement, dated as of December 29, 1989,  among the
                  Company, the banks named therein and Citibank, N.A., as agent, as amended (Exhibit 4(a) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1992;
                  File No. 1-9666).

*4(d)(2)     --   Amendment to Credit Agreement, dated April 30, 1994, among the Company, the lenders parties thereto and Citibank, N.A., as agent (Exhibit 4 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1994; File No. 1-9666).

*4(e)        --   Investment Agreement, dated May 22, 1992, between  Empresa
                  Minera Inti Raymi S.A. and International Finance Corporation
                  (Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

*4(f)(1)     --   Finance Agreement, dated as of September 14, 1992, between
                  Empresa Minera Inti Raymi S.A. and Overseas Private
                  Investment Corporation (Exhibit 4(f) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992;
                  File No. 1-9666).

4(f)(2)      --   First Amendment to Finance Agreement and Limited Waiver,
                  effective as of December 31, 1994, between Empresa Minera
                  Inti Raymi S.A. and Overseas Private Investment Corporation.

*4(g)        --   Loan Agreement, dated June 29, 1992, between Empresa Minera
                  Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992; File No.
                  1-9666).

+*10(a)(1)   --   Battle Mountain Gold Company 1988 Deferred Income Stock
                  Option Plan, as amended through September 1, 1988
                  (Exhibit 10(a) to the Company's Post-Effective Amendment
                  No. 1 to Registration Statement on Form S-8 as filed with the Commission on September 2, 1988; Registration No. 33-22146).

+*10(a)(2)   --   Amendment to Battle Mountain Gold Company 1988 Deferred
                  Income Stock Option Plan dated February 23, 1992 (Exhibit
                  10(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+10(a)(3)    --   Amendment to Battle Mountain Gold Company 1988 Deferred
                  Income Stock Option Plan effective February 9, 1995.

+10(a)(4)    --   Specimen of Deferred Income Stock Option Agreement for
                  non-employee directors of the Company, as amended and restated.

+*10(a)(5)   --   Specimen of Deferred Income Stock Option Agreement for
                  officers of the Company, as amended and restated (Exhibit
                  10(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(b)(1)   --   1985 Stock Option Plan of the Company, as amended and
                  restated effective April 7, 1993 (Exhibit 10(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1993; File No. 1-9666).

+*10(b)(2)   --   Specimen of the Company's 1985 Stock Option Plan
                  Non-Qualified Stock Option Agreement for executive officers of the Company (Exhibit 10(a)(1) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1993;
                  File No. 1-9666).

+*10(b)(3)   --   Specimen of the Company's 1985 Stock Option Plan Incentive
                  Stock Option Agreement for executive officers of the Company
                  (Exhibit 10(a)(2) to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1993;  File No. 1-9666).

+*10(c)(1)   --   Battle Mountain Gold Company 1986 Restricted Stock Plan, as
                  amended and restated (Exhibit 4(d) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1988;
                  File No. 1-9666).

+*10(c)(2)   --   Specimen of Agreement under the Company's 1986 Restricted
                  Stock Plan (Exhibit 10(c)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992;
                  File No. 1-9666).

+*10(d)(1)   --   Battle Mountain Gold Company 1988 Long-Term Performance Unit
                  Plan, as amended and restated effective July 1, 1992 (Exhibit
                  10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(d)(2)   --   Specimen of Agreement under the Company's 1988 Long-Term
                  Performance Unit Plan (Exhibit 10(d)(2) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992; File No. 1-9666).

+*10(e)(1)   --   Battle Mountain Gold Company Deferred Compensation Plan
                  (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(e)(2)   --   Specimen of the Company's Deferred Compensation Agreement for
                  directors of the Company (Exhibit 10(d) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1986; File No. 0-13728).

+*10(f)(1)   --   Battle Mountain Gold Company Executive Supplemental
                  Retirement Income Plan (Exhibit 10(f)(1) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992; File No. 1-9666).

+-*10(f)(2)  --   Specimen of the Company's Executive Supplemental Retirement
                  Income Plan Agreement (Exhibit 10(f)(2) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992; File No. 1-9666).

+-*10(g)(1)  --   Specimen of the Company's Severance Agreements with officers of the Company regarding certain benefits payable in the event of change of control of the Company (Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1986; File No. 0-13728).

+*10(g)(2)   --   Severance Agreement, dated June 5, 1992, between the Company and R. Dennis O'Connell (Exhibit 10(g)(2) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992; File No. 1-9666).

+*10(h)      --   Battle Mountain Gold Company Contribution Equalization Plan,
                  as amended and restated effective as of November 10, 1988
                  (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(i)      --   Battle Mountain Gold Company Executive Productivity Bonus
                  Plan, as amended and restated effective January 1, 1994
                  (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993; File No. 1-9666).

*10(j)(1)    --   Battle Mountain Gold Company Non-Qualified Stock Option Plan
                  for Outside Directors. (Exhibit 10(m) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1991;
                  File No. 1-9666).

 10(j)(2)    --   Amendment to Battle Mountain Gold Company Non-Qualified Stock
                  Option Plan for Outside Directors effective January 1, 1995.

*10(j)(3)    --   Specimen of Director's Stock Option Agreement under the
                  Company's Non-Qualified Stock Option Plan for Outside
                  Directors (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992;
                  File No. 1-9666).

*10(k)       --   Heads of Agreement, dated March 23, 1989, among the Company,
                  Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1988;
                  File No. 1-9666).

*10(l)       --   Mining Lease, dated May 5, 1987, granted by the Queensland
                  (Australia) Department of Mines to Pajingo Gold Mine Pty.
                  Ltd. (Exhibit 28(a) to the Company's  Current Report on Form
                  8-K dated February 14, 1990; File No. 1-9666).

*10(m)       --   Mining Lease, dated October 1, 1987, as amended, between
                  Earth Sciences, Inc. and Battle Mountain Gold Company
                  (Exhibit 28(b) to the Company's Current Report on Form 8-K dated February 14, 1990; File No. 1-9666).

+*10(n)(1)   --   1994 Long-Term Incentive Plan of Battle Mountain Gold
                  Company, as effective April 21, 1994 (Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994; File No. 1-9666).

+*10(n)(2)   --   Specimen of the Company's 1994 Long-Term Incentive Plan
                  Non-Qualified Stock Option Agreement (Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994; File No. 1-9666).

+*10(n)(3)   --   Specimen of the Company's 1994 Long-Term Incentive Plan
                  Incentive Stock Option Agreement (Exhibit 10(a)(3) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1994; File No. 1-9666).

+*10(n)(4)   --   Specimen of the Company's 1994 Long-Term Incentive Plan
                  Restricted Stock Agreement (Exhibit 10(a)(4) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1994;  File No. 1-9666).

 +10(n)(5)   --   Specimen of the Company's 1994 Long-Term Incentive Plan
                  Performance Unit Agreement.

 +10(o)(1)   --   Specimen Split-Dollar Agreement (Individual).

 +10(o)(2)   --   Specimen Amendment to Split-Dollar Agreement (Individual).

 +10(o)(3)   --   Specimen Split-Dollar Agreement (Trustee).

 +10(o)(4)   --   Specimen Amendment to Split-Dollar Agreement (Trustee).

  11         --   Computation of Earnings Per Common Share.

  12         --   Computation of Ratio of Earnings to Fixed Charges and
                  Earnings to Combined Fixed Charges and Preferred Dividends.

  21         --   Subsidiaries of the Company.

  23(a)      --   Consent of Arthur Andersen LLP.

  23(b)      --   Consent of Coopers & Lybrand.

  24         --   Powers of Attorney.

27           --   Financial Data Schedule for the year ended December 31, 1994.

__________________________

*    Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by
     Item 601(10)(iii) of Regulation S-K.

- -    Pursuant to Instruction 2 accompanying paragraph (a) and the Instruction accompanying paragraph (b)(10)(iii)(B)(6) of Item 601 of Regulation S-K, the registrant has not filed each executive officer's individual Executive Supplemental Retirement Income Agreement with the Company as an exhibit hereto; the registrant has agreements substantially identical to Exhibit 10(f)(2) above with each of Karl E. Elers, Kenneth R. Werneburg, Andre, Douchane, Joseph L. Mazur, R. Dennis O'Connell, Robert J. Quinn and Fred
     B. Reisbick except that the monthly benefits for such executive officers under such agreements are $12,917, $10,292, $6,083, $6,125, $6,458, $5,750
     and $4,417, respectively. In addition, the registrant has not filed each executive officer's individual Severance Agreement with the Company as an exhibit hereto; the registrant has agreements substantially identical to
     Exhibit 10(g)(1) above with each of Messrs. Elers, Werneburg, Mazur, Quinn, Douchane and Reisbick.