Form 10-Q
period 1995-03-31
BATTLE MOUNTAIN GOLD CO
filed 1995-05-15
CIK 771498

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

          [ ]   TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM         TO
                                               --------   --------

                          COMMISSION FILE NUMBER 1-9666



                          BATTLE MOUNTAIN GOLD COMPANY
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                                          76-0151431

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
                                Yes  X   No
                                   -----   -----

     Number of shares of common stock outstanding as of the latest practicable date, May 10, 1995: 81,002,055
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY

                                      INDEX



                                                                         PAGE
                                                                         ----


Part I.   Financial Information

          Condensed Consolidated Balance Sheet at
          March 31, 1995, and December 31, 1994                            1

          Condensed Consolidated Statement of Income
          for the three months ended March 31, 1995 and 1994               2

          Condensed Consolidated Statement of Cash Flows
          for the three months ended March 31, 1995 and 1994               3

          Notes to Condensed Consolidated Financial Statements             4

          Statistical Information                                          5

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7

Part II.  Other Information                                               13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)


                                                        March 31,   December 31,
                                                          1995         1994
                                                        ---------   ------------
ASSETS
 Current assets
  Cash and cash equivalents                             $  53,238      $  76,464
  Accounts receivable                                      26,680         22,810
  Inventories                                              13,193          5,048
  Materials and supplies, at average cost                  26,878         27,730
  Other current assets                                      7,404          7,014
                                                        ---------       --------
   TOTAL CURRENT ASSETS                                   127,393        139,066

 Investments                                               45,018         43,405

 Net property, plant and equipment                        490,722        491,401

 Other assets                                               5,693          5,897
                                                        ---------       --------

TOTAL ASSETS                                            $ 668,826      $ 679,769
                                                        ---------       --------
                                                        ---------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Current maturities of long-term debt                  $  13,525      $  13,427
  Accounts payable                                         11,732         14,527
  Payroll and related benefits accrued                      3,685          4,226
  Accrued interest                                          3,289          6,714
  Other current liabilities                                 3,068          3,425
                                                        ---------       --------
   TOTAL CURRENT LIABILITIES                               35,299         42,319

 Long-term debt                                           165,602        165,602
 Other liabilities                                         31,271         32,043
                                                        ---------       --------
   TOTAL LIABILITIES                                      232,172        239,964

 Minority interest                                         63,438         64,171

 Shareholders' equity                                     373,216        375,634
                                                        ---------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 668,826      $ 679,769
                                                        ---------       --------
                                                        ---------       --------

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                          Three Months Ended
                                                               March  31,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------
GROSS REVENUE                                            $ 56,120      $ 52,778
 Less: Freight, allowances and royalties                    2,038         1,861
                                                         --------      --------
NET SALES                                                  54,082        50,917
                                                         --------      --------
COSTS AND EXPENSES
 Mining costs                                               8,966         6,936
 Milling and other plant costs                             22,845        18,957
 Depreciation, depletion and amortization                  12,358        11,703
 Exploration, evaluation and other lease costs              3,222         2,651
 General and administrative expenses                        2,709         2,892
 Taxes, other than income                                     562           596
                                                         --------      --------
    Total                                                  50,662        43,735
                                                         --------      --------

OPERATING INCOME                                            3,420         7,182

Interest income                                               947         1,416
Interest expense                                           (1,711)       (2,298)
Other income, net                                             650            69
                                                         --------      --------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST
                                                            3,306         6,369
Income tax expense                                            261         2,029
Minority interest                                            (563)       (1,492)
                                                         --------      --------

NET INCOME                                                  2,482         2,848

Preferred dividends                                         1,869         1,869
                                                         --------      --------

NET INCOME TO COMMON SHARES                              $    613      $    979
                                                         --------      --------
                                                         --------      --------

INCOME PER COMMON SHARE                                  $    .01      $    .01
                                                         --------      --------
                                                         --------      --------

DIVIDENDS PER COMMON SHARE                               $   .025      $   .025
                                                         --------      --------
                                                         --------      --------

AVERAGE COMMON SHARES OUTSTANDING
 FOR INCOME PER SHARE PURPOSES                             86,294        85,693


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                               $  2,482      $  2,848
Adjustments to reconcile net income to cash flows from
operating activities:

 Depreciation, depletion and amortization                  12,358        11,703
 Exploration and evaluation costs                           3,058         1,683
 Deferred taxes                                              (316)            -
 Change in current assets and liabilities                 (10,740)        1,827
 Other net change                                             125           268
                                                         --------      --------
Total Adjustments                                           4,485        15,481
                                                         --------      --------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    6,967        18,329
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Crown Jewel project                         (1,372)       (1,338)
 Capital expenditures                                     (21,268)      (21,994)
 Exploration and evaluation expenditures                   (2,949)       (1,683)
 Other, net                                                  (192)       (1,453)
                                                         --------      --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES               (25,781)      (26,468)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividend payments                                    (3,892)       (3,877)
 Other, net                                                  (103)          219
                                                         --------      --------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                (3,995)       (3,658)
                                                         --------      --------

EFFECT OF EXCHANGE RATE CHANGES                              (417)          120
                                                         --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (23,226)      (11,677)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           76,464       115,338
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 53,238      $103,661
                                                         --------      --------
                                                         --------      --------


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  General Information

                 The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the management of Battle Mountain Gold Company (BMG), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly owned and majority-owned subsidiaries (the Company). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1994.


Note 2.  Income Per Common Share

                 For the three months ended March 31, 1995, income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares reserved for issuance upon conversion of the Company's $100 million 6 percent convertible subordinated debentures due January 2005 and upon exercise of outstanding stock options. Because the effect of conversion of the Company's $3.25 convertible preferred stock into common stock would be anti-dilutive, fully diluted earnings per share are not presented.

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------
BATTLE MOUNTAIN COMPLEX Operating Data
  Production statistics
    Gold recovered (000s oz)                                   17            12
    Silver recovered (000s oz)                                 42            24
- -------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $334          $222
    Taxes, other than income                                   12            16
    DD&A                                                       62           158
                                                             ----          ----
    Total operating costs                                    $408          $396
- -------------------------------------------------------------------------------

SAN LUIS Operating Data
  Production statistics
    Gold Recovered (000s oz)                                   17            20
    Silver Recovered (000s oz)                                  6             5
- -------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $250          $223
    Taxes, other than income                                    7            10
    DD&A                                                       96            64
                                                             ----          ----
    Total operating costs                                    $353          $297
- -------------------------------------------------------------------------------

PAJINGO Operating Data
  Production statistics
    Gold recovered (000s oz)                                    8             7
    Silver recovered (000s oz)                                 18            26
- -------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $110          $220
    Taxes, other than income                                    2             2
    DD&A                                                       54            40
                                                             ----          ----
    Total operating costs                                    $166          $262
- -------------------------------------------------------------------------------

KORI KOLLO Operating Data
  Production statistics
    Gold recovered BMG share (000s oz) (2)                     71            66
    Silver recovered BMG share (000s oz) (2)                   302           366
    Gold recovered (000s oz)                                   81            77
    Silver recovered (000s oz)                                343           425
- -------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $157          $154
    Taxes, other than income                                    -             -
    DD&A                                                       93            90
                                                             ----          ----
    Total operating costs                                    $250          $244
- -------------------------------------------------------------------------------

See Page 6 for footnotes

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------
SAN CRISTOBAL Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                       9             8
    Silver recovered BMG share (000s oz)(3)                    21            18
    Gold recovered (000s oz)                                   18            14
    Silver recovered (000s oz)                                 41            34
- -------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $301          $347
    Taxes, other than income                                    -             -
    DD&A                                                       81            67
                                                             ----          ----
    Total operating costs                                    $382          $414
- -------------------------------------------------------------------------------

RED DOME Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                      11             4
    Silver recovered BMG share(000s oz)(3)                     76            15
    Gold recovered (000s oz)                                   21             7
    Silver recovered (000s oz)                                146            28
    Copper recovered (000s lbs)                             2,542         2,566
- -------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $317          $281
    Taxes, other than income                                    -             -
    DD&A                                                       14             3
                                                             ----          ----
    Total operating costs                                    $331          $284
- -------------------------------------------------------------------------------

AGGREGATE DATA
   Gold recovered BMG share (000s oz)                         133           117
   Gold sales BMG share (000s oz)                             124           112
   Gold recovered (000s oz)                                   162           137
   Gold sales (000s oz)                                       142           130
   Average price per oz realized                             $382          $385
- -------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                       465           454
   Silver sales BMG share (000s oz)                           388           441
   Silver recovered (000s oz)                                 596           542
   Silver sales (000s oz)                                     453           518
   Average price per oz realized                            $4.83         $5.30
- -------------------------------------------------------------------------------
   Weighted Average Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                   $210          $196
     Taxes, other than income                                   3             3
     DD&A                                                      79            84
                                                             ----          ----
     Total operating costs                                   $292          $283
- -------------------------------------------------------------------------------

(1) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.
(2) Reflects BMG's 85 percent equity interest through February 1994 and an 88 percent interest thereafter.
(3) Reflects BMG's 52.6 percent equity interest for January through June 1994 and a 51.4 percent equity interest thereafter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year 1994 (1994 Form 10-K) and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

LIQUIDITY AND CAPITAL RESOURCES

Summary

          At March 31, 1995, the Company had cash and cash equivalents of $53.2 million, of which $9.1 million was held by BMG, $31.5 million was held by Niugini Mining and $12.6 million was held by Inti Raymi.

Operating Activities

        The Company generated cash flow of $7.0 million from operating activities during the three months ended March 31, 1995, compared with cash flow from operations of $18.3 million for the three months ended March 31, 1994.

        The decrease in cash flows from operations resulted primarily from the payment of approximately $4.2 million of recoverable value added taxes to the Bolivian government in connection with the construction of the recovery enhancement and tailings treatment facilities at the Kori Kollo mine during the first quarter of 1995. An increase in product inventories of $5.3 million also contributed to the decrease in cash flow from operations. The increase in product inventories is primarily attributable to the accumulating of gold, silver and copper concentrates from the Red Dome mine in Australia. Since this product is processed outside Australia, the Company realizes significant savings in transportation costs by shipping this product in large quantities.

Investing Activities

        The Company used cash of $22.6 million, including $1.4 million for the Crown Jewel project, for capital expenditures during the three months ended March 31, 1995. A total of $100.7 million is projected to be expended in 1995 on capital expenditures. The Company expects to spend $67.3 million for the Lihir project, including the acquisition by Niugini Mining of an additional interest in the Lihir joint venture. The Lihir expenditures are expected to be funded from Niugini Mining's working capital, other available borrowing facilities and from bridge financing obtained in connection with Niugini Mining's recently announced bonus issue of options (see "Financing Activities" below).

        During the three months ended March 31, 1995, the Company spent approximately $2.9 million on exploration and evaluation. The Company currently estimates that it will spend approximately $14.5 million on its 1995 exploration programs.

        PHOENIX PROJECT - BMG is seeking to develop the Phoenix project at the Battle Mountain Complex in Nevada. The development of the Phoenix project is subject to obtaining requisite permits and approvals. Project costs are estimated at approximately $85 million of which $3.0 million has been spent through March 31, 1995. The reserves are estimated to be approximately 1.5 million contained ounces of gold and 8.8 million contained ounces of silver.

        CROWN JEWEL PROJECT - BMG is continuing to seek permits for the Crown Jewel project in Washington state.

        To earn a 54 percent ownership interest in the Crown Jewel project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $108 million, of which, as of March 31, 1995, $49.5 million ($41.0 million of which has been capitalized) has been incurred.

        On April 17, 1995, BMG proposed a merger with Crown Resources Corporation ("Crown"), BMG's joint venture partner at the Crown Jewel project (See "Financing Activities" below).

        LIHIR PROJECT - BMG holds an interest in the Lihir project through its
51.4 percent ownership of Niugini Mining. Niugini Mining's ownership interest in the Lihir project is in a state of transition as explained below. Niugini Mining's ownership interest is subject to a joint venture agreement with a subsidiary of RTZ Corporation plc ("RTZ") and Mineral Resources Lihir Pty. Ltd., a wholly-owned entity of the PNG government.

        On March 17, 1995, the Special Mining Lease (the "SML") for the Lihir project was executed by the PNG government and final landowner agreements were executed on April 26, 1995. The SML provides Niugini Mining, RTZ and the PNG government, as joint venture partners, the right to develop and operate the Lihir gold project. The Lihir Island landowners executed agreements with the Lihir joint venture providing for the landowners' ongoing compensation, social well-being from development of the mine and eventual participation in the project.

        Niugini Mining is expected to acquire an additional 16 percent of the Lihir joint venture for $48 million, within 30 days of the April 26, 1995, signing of the landowner agreements. In connection with the execution of the SML, the PNG government acquired a 30 percent joint venture interest, pro rata from RTZ and Niugini Mining. Following the acquisition of the interest by the government and consummation of Niugini Mining's purchase of the additional interest from RTZ, Niugini Mining will have a 30 percent interest in the project and a subsidiary of RTZ will retain a 40 percent interest.

        Niugini Mining, RTZ and the PNG government have executed other agreements which will govern the ownership of the project and provide the legal and financial framework for the development and operation of the Lihir mine.
The parties have formed a new company named Lihir Gold Limited ("LGL") for the ownership and development of the Lihir project. Initially, the new company will be owned 30 percent by Niugini Mining, 40 percent by a subsidiary of RTZ and 30 percent by the PNG government. Related to this restructuring, the carried interest arrangement between Niugini Mining and RTZ has been terminated with no further rights or obligations continuing to either party. The project is expected to be partially funded through an initial public offering of LGL common stock. Niugini Mining's interest in LGL will thereby be proportionately reduced depending on the portion of the company which is sold. Additional funding required for the project is expected to be provided in the form of debt financing by LGL.

        As of March 31, 1995, the carrying value of the Company's investment in the Lihir project was approximately $143 million.

Financing Activities

        On May 3, 1995, Niugini Mining announced a bonus issue of options under which its shareholders will receive one option for each four shares of Niugini Mining stock held as of May 29, 1995. The options expire on December 8, 1995, and each option allows the holder to purchase one share of Niugini Mining stock for A$2.00. Upon exercise of all the options, Niugini Mining is expected to sell approximately 23 million shares of Niugini Mining stock for aggregate proceeds of approximately A$46 million. Niugini Mining has also entered into an underwriting agreement under which the underwriter is committed to purchase any shares issuable upon exercise of options that are not exercised prior to their expiration. Niugini Mining has agreed to a bridge financing facility of US$30 million which it expects to draw down shortly to enable completion of the purchase of an additional interest in the Lihir joint venture (see "Investing Activities"). The bridge financing is secured by the proceeds of the exercise of the options and by Niugini Mining's rights under the underwriting agreement. BMG has agreed to sub-underwrite the exercise of its options.

        BMG amended its committed revolving credit agreement to accommodate the above Niugini Mining bridge financing. BMG is also discussing the replacement of the committed revolving credit agreement as the existing agreement expires in December 1996 and has a remaining availability of $66 million.

        On April 17, 1995, BMG proposed to Crown a merger in which Crown shareholders would receive .4375 BMG shares for each of Crown's 13.2 million outstanding shares. On April 26, 1995, Crown rejected the proposal. BMG's proposal expired on May 2, 1995.

        In May 1995, BMG received $3.1 million in dividends from Inti Raymi, net of applicable Bolivian withholding taxes. Further dividends are expected from Inti Raymi as earnings and cash are available.

        BMG has effective a registration statement under the Securities Act of 1933 for what is commonly referred to as a "universal shelf" filing covering up to $200 million of debt securities, preferred stock, depository shares, common shares and warrants, which BMG may elect to offer from time to time and in any combination. BMG currently has no plans for the issuance of any securities under this registration statement.

Conclusion

        The Company expects the cash on hand, along with cash flows from operations and financing facilities currently in place, to be adequate to meet its cash needs at least through the end of 1995. Funding may also be provided from offerings of additional securities under the Company's $200 million universal shelf registration statement, assuming any such offering could be completed under satisfactory terms.

Government Regulation

        All of the Company's mining and processing operations are subject to reclamation requirements, as more fully described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Form 10-K.

        Legislative amendment or replacement of the General Mining Law, under which the Company holds claims on public lands, could take place in 1995. Such legislation could result in new environmental standards, additional reclamation requirements and new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Such legislation could also impose a royalty. Approximately 40 percent of the Reona reserves, 23 percent of Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to a royalty. These projects, as well as reclamation and closure activities at the Battle Mountain Complex, could be subject to additional permitting and environmental requirements. The Company has applied for mineral surveys for the claims constituting the unpatented portion of the Reona reserves. The Company has applied for patents covering the unpatented portion of the Crown Jewel ore body but has not yet received the "first half" of the final certificate. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

        In Bolivia, new environmental regulations are being developed to implement federal legislation passed in 1992. Various versions of the proposed regulations are currently being reviewed by several governmental agencies and final regulations are expected by mid-1995. The new regulations will generally require the preparation of environmental impact studies, set air and water discharge standards and provide protocols for dealing with hazardous substances. Such regulations could result in new environmental standards and requirements for the Company's Kori Kollo project which, in turn, could require additional expenditures and changes in operations. At this time, the Company is not able to determine the impact of these anticipated regulations, but does not expect that such regulations will have a material adverse effect on the Company's financial condition or results of operations.

Forward Sales and Hedging

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Such instruments are used to manage defined interest rate and commodity price risks and could be used to manage foreign currency exchange rate risks.

        Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At March 31, 1995, Inti Raymi was party to three interest rate cap agreements, each with a three year term. Currently, Inti Raymi has hedged approximately 50 percent of its net interest rate exposure related to the Kori Kollo project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps, amounting to $600,000 at March 31, 1995, has been included in other assets. These agreements were effective June 1, 1994. Since that date $100,000 has been amortized and approximately $53,000 has been received.

        The Company uses forward sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's contracts at March 31, 1995:

                                                Average Forward
                                                  Sales Price
                                                    Per Unit         Period
                                               ----------------  ---------------
BMG
 Gold                      145,000 oz.          US$386           Apr 95 - Feb 96

Niugini Mining
 Gold                      16,000 oz.           US$386           Apr 95
                           155,000 oz.          A$513            Apr 95
 Silver                    133,000 oz.          US$5.74          Apr 95
 Copper                    1,650 tonnes         US$2,863         Jul 95

Inti Raymi
 Gold                      98,500 oz.           US$383           Apr 95 - Aug 95


        Deferred costs associated with the Inti Raymi sales contracts amounted to $1.5 million at March 31, 1995. In April 1995, Inti Raymi purchased put options covering 126,000 ounces of gold for $700,000. These options have a strike price of $385 per ounce of gold and expire at the rate of 10,500 ounces of gold per month from May 1995 to April 1996.

        The aggregate amount by which the net market value of the Company's open forward sales contracts is less than the spot price of $391 per ounce of gold, $5.16 per ounce of silver and $2,920 per tonne of copper, as of March 31, 1995, before consideration of the deferred costs referred to above, is $4.0 million, of which $1.3 million is attributable to minority interests. Australian dollar contracts were converted to U.S. dollars at the March 1995 month end exchange rate of US$.73 to A$1.

        In future periods, the Company may continue to employ selective hedging strategies.

Foreign Operations

        The Company's identifiable assets attributable to foreign operations as of March 31, 1995, were approximately $568 million and foreign mining operations represented approximately 77 percent of the total gross revenues of the Company for the three months ended March 31, 1995. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

RESULTS OF OPERATIONS

        The following table presents certain results of operations data on a per equivalent ounce of gold sold basis:

                                                    Three months Ended
                                                         March 31,
                                                  ------------------------
                                                    1995            1994
                                                  --------        --------
Gross revenue                                     $    380        $    383
Freight, allowances and royalties                 $     14        $     14
Mining, milling and other plant costs             $    214        $    188
Depreciation, depletion and amortization          $     84        $     85


Gross Revenue

        Gross revenue increased for the three months ended March 31, 1995, compared with the same period of 1994 because of increased sales volumes from most of the Company's mines. Production and sales volumes increased primarily because of the Reona heap leach operation and higher ore grades at the Kori Kollo, San Cristobal and Pajingo mines. Upgrading and fine tuning of the crushing facilities at the San Cristobal mine also contributed to the increased sales volumes. The average realized sales price of gold decreased slightly to $382 per ounce compared with $385 per ounce in 1994 slightly offsetting the increase in sales volumes.

Selling and Operating Costs

         Mining, milling and other plant costs increased on a total and per equivalent ounce of gold sold basis for the three month period ended March 31,
1995, compared with the same period of 1994.   Total costs increased because of
increased sales volumes.   These costs increased on a per equivalent ounce of
gold sold basis because of production coming from the higher cost Reona heap leach operation and increased costs at the Kori Kollo mine. Production costs increased at the Kori Kollo mine because of a higher stripping ratio and lower recoveries compared with the first quarter of 1994.

         The increase in depreciation, depletion and amortization, in total for the three months ended March 31, 1995, when compared with the same period of 1994, resulted primarily from increased sales volumes.

Other

        Interest income decreased for the three months ended March 31, 1995 compared with the first quarter of 1994 because of a lower level of investable cash.

        Interest expense decreased for the three months as a result of a reduced level of debt.

        The Company's effective income tax rate is 9.5 percent for 1995, as compared with an effective income tax rate of 42 percent in 1994. The effective income tax rate for 1995 has been affected by the recognition of deferred tax assets related to foreign tax credits. The Company previously treated foreign taxes paid as deductions for U.S. income tax purposes, however, the Company has determined that it is more likely than not that it will be able to utilize foreign tax credits for foreign taxes because of Inti Raymi's projected net income and its ability to remit earnings in the form of dividends to BMG.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            (a)    Annual Meeting of Shareholders
                   April 27, 1995


                                                                                                       Broker
            (c)     Proposals              For          Against      Withheld         Abstain         Nonvotes
                    ---------              ---          -------      --------         -------         --------
            Election of Directors
             Jack R. Crosby             67,158,925         *          412,297             *              -
             Ted H. Pate                67,152,907         *          418,315             *              -
             William A. Wise            67,165,918         *          405,304             *              -

            Ratification of
            Appointment of Price
            Waterhouse LLP as
            Independent Public
            Accountants                 67,090,001      231,178          *             250,043           -

            *Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   4(a) Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and International Finance Corporation

                   4(b) Amendment to Loan Agreement, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation)

                   4(c) Letter Agreement dated December 31, 1994, among Overseas Private Investment Corporation, Battle Mountain Gold Company, Kori Kollo Corporation and Zeland Mines, S.A.

                   11      Computation of Earnings per Share

                   12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

                   27 Financial Data Schedule for the three month period ended March 31, 1995

            (b)    Form 8-K dated January 15, 1995

                   Form 8-K/A dated March 28, 1995

                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BATTLE MOUNTAIN GOLD COMPANY



Date: May 12, 1995                 /s/ R. Dennis O'Connell
                              --------------------------------------------
                                      R. Dennis O'Connell, Vice President-
                                      Finance and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)

                                INDEX OF EXHIBITS


EXHIBIT NO.          DOCUMENT
- -----------          --------

4(a) Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and International Finance Corporation

4(b) Amendment to Loan Agreement, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation)

4(c) Letter Agreement dated December 31, 1994, among Overseas Private Investment Corporation, Battle Mountain Gold Company, Kori Kollo Corporation and Zeland Mines, S.A.

11          Computation of Earnings per Share

12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

27          Financial Data Schedule for the three months ended March 31, 1995