Form 10-Q
period 1995-06-30
BATTLE MOUNTAIN GOLD CO
filed 1995-08-14
CIK 771498

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                                 Yes  X   No
  Number of shares of common stock outstanding as of the latest practicable date, August 9, 1995: 81,078,593

================================================================================

                         BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX



                                                                          Page
                                                                          ----

Part I.  Financial Information

         Condensed Consolidated Balance Sheet at
         June 30, 1995, and December 31, 1994                               1

         Condensed Consolidated Statement of Income
         for the three and six months ended June 30, 1995 and 1994          2

         Condensed Consolidated Statement of Cash Flows
         for the six months ended June 30, 1995 and 1994                    3

         Notes to Condensed Consolidated Financial Statements               4

         Statistical Information                                            5

         Management's Discussion and Analysis of  Financial Condition and
         Results of Operations                                              7

Part II. Other Information                                                 14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BATTLE MOUNTAIN GOLD COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (in thousands)

                                          June 30,  December 31,
                                            1995        1994
                                          --------  ------------
ASSETS
Current assets
  Cash and cash equivalents               $ 34,881      $ 76,464
  Accounts receivable                       35,913        22,810
  Inventories                                6,676         5,048
  Materials and supplies, at average
   cost                                     27,967        27,730
  Other current assets                      11,011         7,014
                                          --------      --------
    Total Current Assets                   116,448       139,066

  Investments                               46,635        43,405

  Net property, plant and equipment        535,653       491,401

  Other assets                               6,071         5,897
                                          --------      --------

TOTAL ASSETS                              $704,807      $679,769
                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Short term borrowings                   $ 31,883      $     -
  Current maturities of long-term debt      13,430        13,427
  Accounts payable                          16,549        14,527
  Accrued payroll and related benefits       4,655         4,226
  Accrued interest                           4,053         6,714
  Other current liabilities                  4,937         3,425
                                          --------      --------
    Total Current Liabilities               75,507        42,319

 Long-term debt                            158,837       165,602
 Other liabilities                          29,941        32,043
                                          --------      --------
    Total Liabilities                      264,285       239,964

 Minority interest                          65,195        64,171

 Shareholders' equity                      375,327       375,634
                                          --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS'       $704,807      $679,769
 EQUITY                                   ========      ========

  The accompanying notes are an integral part of these financial statements.

                         BATTLE MOUNTAIN GOLD COMPANY
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                           Three Months ended     Six Months ended
                                                June 30,              June 30,
                                          --------------------  --------------------
                                            1995       1994       1995       1994
                                          ---------  ---------  ---------  ---------
GROSS REVENUE                              $86,373    $60,180   $142,493   $112,958
 Less: Freight, allowances and royalties     5,110      3,144      7,148      5,005
                                           -------    -------   --------   --------
NET SALES                                   81,263     57,036    135,345    107,953
                                           -------    -------   --------   --------

COSTS AND EXPENSES
 Mining costs                               11,488     10,711     20,454     17,647
 Milling and other plant costs              33,456     21,271     56,303     40,228
 Depreciation, depletion and
  amortization                              20,556     12,368     32,914     24,071
 Exploration, evaluation and other
  lease costs                                4,211      3,256      7,433      5,907
 Write-off of property, plant and
  equipment                                  2,222          -      2,222          -
 General and administrative expenses         3,465      2,938      6,173      5,830
 Taxes, other than income                      734        464      1,296      1,060
                                           -------    -------   --------   --------
 Total                                      76,132     51,008    126,795     94,743
                                           -------    -------   --------   --------

OPERATING INCOME                             5,131      6,028      8,550     13,210

 Interest income                               786      1,039      1,733      2,015
 Interest expense                           (1,533)    (1,868)    (3,244)    (3,726)
 Other income(expense), net                  5,065       (763)     5,715       (694)
                                           -------    -------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST                           9,449      4,436     12,754     10,805

 Income tax expense                           (691)      (224)      (952)    (2,253)
 Minority interest                          (2,463)    (1,128)    (3,026)    (2,620)
                                           -------    -------   --------   --------

NET INCOME                                   6,295      3,084      8,776      5,932

 Preferred dividends                         1,869      1,869      3,738      3,738
                                           -------    -------   --------   --------

NET INCOME TO COMMON SHARES                $ 4,426    $ 1,215   $  5,038   $  2,194
                                           =======    =======   ========   ========

INCOME PER COMMON SHARE                       $.05       $.01       $.06       $.03
                                           =======    =======   ========   ========

DIVIDENDS PER COMMON SHARE                 $     -    $     -      $.025      $.025
                                           =======    =======   ========   ========

AVERAGE COMMON SHARES OUTSTANDING
 FOR INCOME PER SHARE PURPOSES              86,322     86,008     86,310     85,865

  The accompanying notes are an integral part of these financial statements.

                         BATTLE MOUNTAIN GOLD COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                    Six months Ended
                                                        June 30,
                                                  --------------------
                                                    1995       1994
                                                  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                        $  8,776   $  5,932
Adjustments to reconcile net income to
 cash flows from operating   activities:
 Depreciation, depletion and                        32,914     24,071
  amortization
 Exploration and evaluation costs                    4,757      3,992
 Gain on sale of assets                             (4,190)         -
 Write-off of property, plant and
  equipment                                          2,222          -
 Deferred income tax expense(benefit)               (1,151)       966
 Change in current assets and                       (7,933)     6,217
  liabilities
 Other changes, net                                  2,193      4,190
                                                  --------   --------
     Total Adjustments                              28,812     39,436
                                                  --------   --------

NET CASH FLOWS FROM OPERATING ACTIVITIES            37,588     45,368
                                                  --------   --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Proceeds from sale of assets                          524          -
 Acquisition of minority interest                        -     (5,200)
 Investment in Crown Jewel project                  (2,663)    (7,821)
 Capital expenditures                              (92,524)   (44,164)
 Exploration and evaluation expenditures            (4,679)    (4,144)
 Other, net                                           (496)       382
                                                  --------   --------

NET CASH FLOWS USED IN INVESTING                   (99,838)   (60,947)
 ACTIVITIES                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash proceeds from stock issuances                  2,404      6,217
 Cash proceeds from borrowings                      31,476          -
 Cash dividend payments                             (5,761)    (5,746)
 Debt repayments                                    (6,860)    (7,173)
 Other, net                                            (51)         -
                                                  --------   --------

NET CASH FLOWS FROM FINANCING ACTIVITIES            21,208     (6,702)
                                                  --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                 (541)       190
                                                  --------   --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                       (41,583)   (22,091)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          76,464    115,338
                                                  --------   --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                           $ 34,881   $ 93,247
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

     Milling and other plant costs for 1994 have been restated to include certain operating mine related divisional and corporate administrative costs that were previously included in general and administrative costs. This reclassification caused milling and other plant costs to increase by $1,407,000 and $2,805,000 for the three and six months ended June 30, 1994, respectively.


Note 2.  Income Per Common Share

     For the three and six months ended June 30, 1995 and 1994, income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include shares reserved for issuance upon conversion of the Company's $100 million 6 percent convertible subordinated debentures due January 2005 and upon exercise of outstanding stock options. Because the effect of conversion of the Company's $3.25 convertible preferred stock into common stock would be anti-dilutive, fully diluted earnings per share are not presented.

                     STATISTICAL INFORMATION  (UNAUDITED)

                                          Three months ended  Six months ended
                                               June 30,           June 30,
                                          ------------------  ----------------
                                            1995      1994     1995    1994(4)
                                          --------  --------  -------  -------
BATTLE MOUNTAIN COMPLEX Operating Data
  Production statistics
    Gold recovered (000s oz)                    21        10       38       22
    Silver recovered (000s oz)                  60        22      102       46
------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 292     $ 269    $ 311    $ 243
    Taxes, other than income                     9        10       11       13
    DD&A                                        49       191       55      173
                                             -----     -----    -----    -----
    Total operating costs                    $ 350     $ 470    $ 377    $ 429
------------------------------------------------------------------------------

SAN LUIS Operating Data
  Production statistics
    Gold Recovered (000s oz)                    19        18       36       38
    Silver Recovered (000s oz)                   9         4       15        9
------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 210     $ 235    $ 229    $ 234
    Taxes, other than income                    13         9       11        9
    DD&A                                        97        65       96       65
                                             -----     -----    -----    -----
    Total operating costs                    $ 320     $ 309    $ 336    $ 308
------------------------------------------------------------------------------

PAJINGO Operating Data
  Production statistics
    Gold recovered (000s oz)                     8         8       16       15
    Silver recovered (000s oz)                  14        26       32       52
------------------------------------------------------------------------------

  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 144     $ 131    $ 127    $ 171
    Taxes, other than income                     2         1        2        1
    DD&A                                       279        35      160       37
                                             -----     -----    -----    -----
    Total operating costs                    $ 425     $ 167    $ 289    $ 209
------------------------------------------------------------------------------

KORI KOLLO Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)          73        67      144      133
     (2)
    Silver recovered BMG share (000s           269       272      571      638
     oz) (2)
    Gold recovered (000s oz)                    82        76      163      153
    Silver recovered (000s oz)                 305       309      648      734
------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 171     $ 164    $ 165    $ 159
    Taxes, other than income                     -         -        -        -
    DD&A                                        98        98       96       94
                                             -----     -----    -----    -----
    Total operating costs                    $ 269     $ 262    $ 261    $ 253
------------------------------------------------------------------------------

See Page 6 for footnotes

                      STATISTICAL INFORMATION  (UNAUDITED)

                             Three Months Ended   Six Months Ended
                                  June 30,             June 30,
                             ------------------   ------------------
                                1995       1994       1995   1994(4)
                                -----      -----     -----   -------
SAN CRISTOBAL Operating
 Data
  Production statistics
    Gold recovered BMG
     share (000s oz)(3)           12          9        21        17
    Silver recovered BMG
     share (000s oz)(3)           25         26        46        44
    Gold recovered (000s
     oz)                          23         19        41        33
    Silver recovered (000s
     oz)                          49         49        90        83
--------------------------------------------------------------------
  Cost Per Equivalent Gold
   Ounce (1)
    Cash production costs       $244       $188      $269      $257
    Taxes, other than
     income                        -          -         -         -
    DD&A                          92         83        87        76
                                ----       ----      ----      ----
    Total operating costs       $336       $271      $356      $333
-------------------------------------------------------------------

RED DOME Operating Data
  Production statistics
    Gold recovered BMG
     share (000s oz)(3)           14          2        25         6
    Silver recovered BMG
     share(000s oz)(3)           108         17       184        32
    Gold recovered (000s
     oz)                          28          5        49        12
    Silver recovered (000s
     oz)                         212         33       358        61
    Copper recovered (000s
     lbs)                      3,761      2,256     6,303     4,822
----------------------------------------------------------------------
Cost Per Equivalent Gold
 Ounce (1)
  Cash production costs         $186       $365      $205      $327
  Taxes, other than
   income                          -          -         -         -
  DD&A                           144          4        87         3
                                ----       ----      ----      ----
  Total operating costs         $330       $369      $292      $330
----------------------------------------------------------------------

AGGREGATE DATA
  Gold recovered BMG
   share (000s oz)               147        114       280       231
  Gold sales BMG share
   (000s oz)                     154        117       278       229
  Gold recovered (000s oz)       181        136       343       273
  Gold sales (000s oz)           198        140       340       270
  Average price per oz
   realized                     $384       $384      $382      $384
------------------------------------------------------------------------
  Silver recovered BMG
   share (000s oz)               485        367       950       821
  Silver sales BMG share
   (000s oz)                     532        372       920       813
  Silver recovered (000s
   oz)                           649        443     1,245       985
  Silver sales (000s oz)         730        454     1,183       972
  Average price per oz
   realized                    $5.56      $5.24     $5.18     $5.29
------------------------------------------------------------------------
  Weighted Average Cost
  Per Equivalent Gold
   Ounce (1)
  Cash production costs         $199       $192      $201      $195
  Taxes, other than
   income                          3          2         3         3
  DD&A                           105         91        92        87
                                ----       ----      ----      ----
  Total operating costs         $307       $285      $296      $285
-------------------------------------------------------------------------

(1) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.

(2) Reflects BMG's 85 percent equity interest through February 1994 and an 88 percent interest thereafter.

(3) Reflects BMG's 52.6 percent equity interest for January through June 1994, a 51.4 percent equity interest for July 1994 through May 1995 and a
     50.5 percent equity interest thereafter.

(4) 1994 costs per equivalent ounce restated to include reallocated divisional and corporate administrative costs.

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


Liquidity and Capital Resources

Summary

     At June 30, 1995, the Company had cash and cash equivalents of $34.9 million, of which $4.6 million was held by BMG, $19.7 million was held by Niugini Mining and $10.6 million was held by Inti Raymi.


Operating Activities

      The Company generated cash flow of $37.6 million from operating activities during the six months ended June 30, 1995, compared with cash flow from operations of $45.4 million for the six months ended June 30, 1994.

      The decrease in cash flows from operations resulted from several factors including the temporary delay in the payment of recoverable value added taxes and import duties due to Inti Raymi from the Bolivian government. The balance of value added taxes and import duties receivable from the Bolivian government increased by approximately $6.6 million during the six months ended June 30, 1995. Cash flow from operations also decreased because of increased cash basis mining, milling and other plant costs at the Red Dome and the Battle Mountain Complex mines. Even though accrual basis cash costs per ounce decreased at these mines compared to last year, cash basis costs have increased for the following reasons. Mined ore at the Red Dome mine is being stockpiled in order to complete as much mining as possible prior to the beginning of the rainy season. While the mining costs are being paid they are not being charged against Red Dome operations. These mining costs are being accumulated and are included in other current assets on the balance sheet. Mining and crushing costs related to building the initial leach heaps at the Reona mine are also being incurred and paid but are not being charged to operations. These costs are also being accumulated and included in other current assets on the balance sheet. These accumulated costs will be charged against operations as the ounces of gold, silver and copper are produced and sold. The balance of these accumulated mining and crushing costs increased by approximately $4.8 million during the six months ended June 30, 1995. There were no mining and crushing costs being accumulated in the first half of 1994 for these mines.


Investing Activities

     The Company used cash of $95.2 million, including $2.7 million for the Crown Jewel project, for capital expenditures during the six months ended June 30, 1995. A total of $115 million is projected to be expended in 1995 on capital expenditures. The Company has expended approximately $59 million on the Lihir project through June 30, 1995 and expects to spend a total of approximately $69 million in 1995. Expenditures through June 30, 1995 include the acquisition by Niugini Mining of an additional interest in the Lihir joint venture (see "Investing Activities - Lihir Project" below).

     During the six months ended June 30, 1995, the Company spent approximately $7.4 million on exploration and evaluation including $4.8 million on project exploration. The Company currently estimates that it will spend approximately $16 million on its 1995 exploration and evaluation programs.

     Phoenix Project - BMG is seeking to develop the Phoenix project at the Battle Mountain Complex in Nevada. The development of the Phoenix project is subject to obtaining requisite permits and approvals. Project costs are estimated at approximately $87 million of which $4.4 million has been spent through June 30, 1995. The reserves are estimated to be approximately 1.5 million contained ounces of gold and 8.8 million contained ounces of silver.

    Crown Jewel Project - BMG is continuing to seek permits for the Crown Jewel project in Washington state. A Draft Environmental Impact Statement was issued at the end of June 1995 and a 60 day public comment period is now under way. Following the public comment period, it is expected that approximately nine months to one year of work by the various agencies involved in the Environmental Impact Statement (EIS) preparation will be required before the final EIS is issued.

    To earn a 54 percent ownership interest in the Crown Jewel project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $110.3 million, of which, as of June 30, 1995, $50.6 million ($42.3 million of which has been capitalized) has been incurred.

    Lihir Project - BMG holds an interest in the Lihir project through its 50.5 percent ownership of Niugini Mining. Niugini Mining's ownership interest in the Lihir project is in a state of transition as explained below. Niugini Mining's ownership interest is subject to a joint venture agreement with a subsidiary of RTZ Corporation plc ("RTZ") and Mineral Resources Lihir Pty. Ltd., a wholly-owned entity of the PNG government.

    In March 1995, the Special Mining Lease ("SML") for the Lihir project was executed by the PNG government and final landowner agreements were executed in April 1995. The SML provides Niugini Mining, RTZ and the PNG government, as joint venture partners, the right to develop and operate the Lihir gold project. The Lihir Island landowners executed agreements with the Lihir joint venture providing for the landowners' ongoing compensation, social well-being from development of the mine and eventual participation in the project. In connection with the execution of the SML, the PNG government acquired a 30 percent joint venture interest, pro rata from RTZ and Niugini Mining.

    In June 1995, Niugini Mining acquired an additional 16 percent of the Lihir joint venture for $54.1 million which included payment of Niugini Mining's share of joint venture costs and interest dating back to January 1, 1994. Niugini Mining's rights and obligations under the carried interest agreement were terminated at the same time. Niugini Mining currently owns a 30 percent interest in the Lihir joint venture.

    Niugini Mining, RTZ and the PNG government (the "Sponsoring Parties") have executed other agreements which will govern the ownership of the project and provide the legal and financial framework for the development and operation of the Lihir mine. The parties have formed a new company named Lihir Gold Limited ("LGL") for the ownership and development of the Lihir project. Initially, the new company will be owned 30 percent by Niugini Mining, 40 percent by a subsidiary of RTZ and 30 percent by the PNG government. The project is expected to be partially funded through an initial public offering of LGL common stock. The Sponsoring Parties have also tentatively agreed to underwrite up to $40 million of additional equity. Niugini Mining's interest in LGL will thereby be proportionately reduced depending on the portion of LGL which is sold. Additional funding required for the project is to be provided in the form of debt financing by LGL. In connection with the LGL debt financing, Niugini Mining is required to guarantee, until project completion, 30 percent of LGL's obligations under the facility (which obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements). Niugini Mining's obligations under this guaranty do not involve any personal liability on the part of BMG or its non-Niugini Mining subsidiaries.

    As of June 30, 1995, the carrying value of the Company's investment in the Lihir project was approximately $198.1 million.


Financing Activities

In May 1995, Niugini Mining announced a bonus issue of options under which its shareholders will receive one option for each four shares of Niugini Mining stock held as of May 29, 1995. The options expire on December 8, 1995, and each option allows the holder to purchase one share of Niugini Mining stock for

A$2.00. Upon exercise of all the options, Niugini Mining is expected to sell approximately 23 million shares of Niugini Mining stock for aggregate proceeds of approximately A$46 million. Niugini Mining has also entered into an underwriting agreement under which the underwriter is committed to purchase any shares issuable upon exercise of options that are not exercised prior to their expiration. Additionally, Niugini Mining has agreed to a bridge financing facility of US$30 million which was drawn down in June 1995 to enable consummation of the purchase of the additional interest in the Lihir joint venture (see "Investing Activities" above). The bridge financing is secured by the proceeds of the exercise of the options and by Niugini Mining's rights under the underwriting agreement. BMG has agreed to sub-underwrite the exercise of its share of the options.

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


Conclusion

    The Company expects cash on hand, along with cash flows from operations and existing facilities, to be adequate to meet its cash needs through the end of 1995. BMG has available commitments under its committed revolving credit agreement of $57 million as of June 30, 1995, under which BMG has no amounts currently outstanding. Because the available commitments under this agreement decrease by $9.4 million per quarter and because BMG anticipates the need for borrowing in 1996, BMG will need to replace this facility with a new bank credit agreement or other replacement financing sources. BMG is currently engaged in negotiations for a replacement bank credit agreement and management expects that agreement can be reached on a replacement facility during the third quarter of 1995. Other possible financing sources include public offerings of securities under the Company's universal shelf registration statement, assuming any such offering could be completed under satisfactory terms, but no such offering is currently contemplated.


Government Regulation

    All of the Company's mining and processing operations are subject to reclamation requirements, as more fully described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Form 10-K.

    Legislative amendment or replacement of the General Mining Law, under which the Company holds claims on public lands, could take place in 1995. Such legislation could result in new environmental standards, additional reclamation requirements and new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Such legislation could also impose a royalty or severance tax. Approximately 40 percent of the Reona reserves, 23 percent of Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to a royalty. These projects, as well as reclamation and closure activities at the Battle Mountain Complex, could be subject to additional permitting and environmental requirements. The Company has applied for mineral surveys for the claims constituting the unpatented portion of the Reona and Phoenix project reserves. The Company has applied for patents covering the unpatented portion of the Crown Jewel ore body and during the first half of 1995 received the "first half" of the final certificate. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

    The Company has investigated the discharge to groundwater of chloride (salt) from the tailings facility at the Battle Mountain complex. This facility was unlined at the time it was constructed in keeping with the then accepted practice. The Company is currently evaluating mitigation alternatives to achieve applicable water quality standards. While the Company currently expects to achieve the applicable standards by utilizing the high chloride water in connection with its proposed Phoenix operation, other likely alternatives involving a combination of Phoenix operation usage and natural evaporation could cost up to $6 million more than currently projected. Additionally, recent groundwater samples were taken from a highly mineralized area near historic copper leach activities. The results indicate that groundwater in this vicinity is acidic and high in metals. Pursuant to the State-issued Water Pollution Control Permit covering the site, the Company is preparing a work plan for further investigation of groundwater in this area. Due to the preliminary nature of this investigation, it is not possible to estimate what, if any, remediation might be required.

    A tailings treatment facility was constructed at the Kori Kollo mine and was operational by the end of July 1995. In Bolivia, new environmental regulations are being developed to implement federal legislation passed in 1992. Various versions of the proposed regulations are currently being reviewed by several governmental agencies and final regulations are expected by late 1995. The new regulations generally are expected to require the preparation of environmental impact studies, set air and water quality discharge standards and provide protocols for dealing with and remediating the effects on the environment of hazardous substances and provide procedures and schedules for existing operations to come into compliance. Such regulations are expected to result in new environmental standards and requirements applicable to the Company's Kori Kollo project which, in turn, could require expenditures and changes in operations. At this time the Company is not able to determine the form the new regulations will take, but, depending on the content of the new regulations, it is possible that compliance could have a material effect on the Company's financial condition or results of operations.


Forward Sales and Hedging

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Such instruments are used to manage defined interest rate, commodity price and foreign currency exchange rate risks.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At June 30, 1995, Inti Raymi was party to three interest rate cap agreements, each with a three year term. Currently, Inti Raymi has hedged approximately 50 percent of its net interest rate exposure related to the Kori Kollo project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps, amounting to approximately $588,000 at June 30, 1995, has been included in other assets. These agreements were effective June 1, 1994. Since that date approximately $115,000 has been amortized and approximately $175,000 has been received.

     The Company uses forward sales contracts and put options to hedge anticipated sales prices of gold, silver and copper. The following table summarizes the Company's contracts at June 30, 1995:


                                           Average Forward
                                             Sales Price
                                               Per Unit          Period
                                           ---------------  ----------------

BMG
   Gold                      145,000 oz.   US$392           Jul 95 - Apr 96

Niugini Mining
   Gold                      16,000 oz.    US$396           Jul 95
                             147,000 oz.   A$521            Jul 95 - Dec 96
   Silver                    112,000 oz.   US$5.77          Jul 95
   Copper                    3,375 tonnes  US$2,807         Jul 95 - Dec 96

Inti Raymi
 Forward sales contracts
   Gold                      98,500 oz.    US$389           Jul 95 - Dec 95
 Purchased put options
   Gold                      105,000 oz.   US$385           Jul 95 - Apr 96


     Deferred costs associated with the Inti Raymi forward sales contracts and purchased put options amounted to $1.5 million and $.6 million, respectively, at June 30, 1995.

     The aggregate amount by which the net market value of the Company's open forward sales contracts is less than the spot price of $387 per ounce of gold, $5.33 per ounce of silver and $2,973 per tonne of copper, as of June 30, 1995, before consideration of the deferred costs referred to above, is $1.4 million, of which $1.2 million is attributable to minority interests. Australian dollar contracts were converted to U.S. dollars at the June 1995 month end exchange rate of US$.72 to A$1.

    Niugini Mining has entered into two US$/A$ hedging arrangements in connection with the bonus issue of options and the US$30 million financing facility. Niugini Mining and BMG have entered a private swap contract for BMG's subunderwritten portion. Niugini Mining has also entered a collared arrangement for the swap of the additional exposure.

    In future periods, the Company may continue to employ selective hedging strategies.


Foreign Operations

    The Company's identifiable assets attributable to foreign operations as of June 30, 1995, were approximately $605 million and foreign mining operations represented approximately 79 percent of the total gross revenues of the Company for the six months ended June 30, 1995. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.


Results of Operations

    The following table presents certain results of operations data on a per equivalent ounce of gold sold basis:

                                         Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ----------------
                                            1995     1994(1)   1995    1994(1)
                                          --------  --------  -------  -------
Revenue, net of hedging costs                $ 382     $ 388    $ 381    $ 386
Freight, allowances and royalties            $  23     $  20    $  19    $  17
Mining, milling and other plant costs        $ 199     $ 206    $ 205    $ 198
Depreciation, depletion and amortization     $  91     $  80    $  88    $  82

(1) Mining, milling and other plant costs for 1994 have been restated to include certain operating mine related divisional and corporate administrative costs that were previously included in general and administrative costs. This reclassification caused mining, milling and other plant costs to increase by $9 and $10 per ounce for the three and six months ended June 30, 1994, respectively.

     Gross revenue increased for the three and six months ended June 30, 1995, compared with the same periods of 1994 because of increased sales volumes from most of the Company's mines. Production and sales volumes increased primarily because of production from the new Reona heap leach mine and the pushback of the Red Dome mine which mine areas were not in production during the first half of 1994. Upgrading and fine tuning of the processing facilities at the San Cristobal mine and increased throughput at the Kori Kollo mine also contributed to the increased sales volumes. The average realized sales price of gold decreased slightly to $382 per ounce for the six months ended June 30, 1995 compared with $384 per ounce in same period of 1994 slightly offsetting the increase in sales volumes. The average realized sales price of gold was $384 per ounce for the three months ended June 30, 1995 and 1994.

Selling and Operating Costs

     Mining, milling and other plant costs increased for the three and six month periods ended June 30, 1995, compared with the same periods of 1994. These costs increased primarily because of increased sales volumes.

     Mining, milling and other plant costs decreased on a per equivalent ounce of gold sold basis for the three months ended June 30, 1995, compared with the three months ended June 30, 1994, primarily because of significantly decreased costs per equivalent ounce at the Red Dome mine. The decreased costs at the Red Dome mine resulted from sales of product coming from the pushback area in which mining commenced during the latter half of 1994. The per ounce costs of production in the pushback area are significantly lower than per ounce costs of production from the older mine area which is where mining occurred during the first half of 1994. The reduction in per ounce costs for the three months ended June 30, 1995, was partially offset by an increase in per equivalent ounce costs at the Battle Mountain Complex and the Kori Kollo mine. These per equivalent ounce costs were higher for the 1995 period at the Battle Mountain Complex primarily because of the expensing of approximately $900,000 of obsolete mining and milling equipment parts related to managements decision in June 1995 to dismantle a portion of the mill from the now terminated Fortitude mine operation. The cost of product sold per equivalent ounce increased at the Kori Kollo mine because of a higher stripping ratio causing higher mining costs per ounce and lower recoveries compared with the second quarter of 1994.

     Mining, milling and other plant costs increased on a per equivalent ounce of gold sold basis for the six months ended June 30, 1995, compared with the six months ended June 30, 1994, primarily from increased costs per equivalent ounce at the Battle Mountain Complex and the Kori Kollo mine. Per equivalent ounce costs were higher in 1995 at the Battle Mountain Complex because sales of product were from the higher cost Reona mine during 1995 and because of the expensing of obsolete parts as discussed above. Sales were from product produced at the lower cost Basin Leach operation during 1994. Per equivalent ounce costs were higher at the Kori Kollo mine because of a higher stripping ratio causing higher mining costs per ounce and because of lower silver and gold recoveries compared to the first half of 1994. The increase in costs per equivalent ounce at the Battle Mountain Complex and the Kori Kollo mine were partially offset by a significant reduction in the per equivalent ounce production costs at the Red Dome mine. These costs decreased at the Red Dome mine because of the sale of product produced from the lower cost pushback area of the Red Dome mine.

     Depreciation, depletion and amortization increased in total and on a cost per equivalent ounce sold basis for the three and six months ended June 30, 1995, when compared with the same periods of 1994. Total costs increased partially because of increased sales volumes as discussed above. Costs per equivalent ounce increased primarily because of sales of product produced at the Red Dome mine. Because of the high capital costs incurred for the pushback of the Red Dome mine pit and the small amount of added reserves due to the pushback; depreciation, depletion and amortization costs per equivalent ounce are very high for this mine. Depreciation, depletion and amortization per equivalent ounce of gold sold also increased at the Pajingo mine because of the processing of ore from the open pit area of the Cindy deposit which has a relatively high capital cost in relation to the remaining reserves.


Exploration, Evaluation and Other Lease Costs

     Exploration, evaluation and other lease costs increased for the three and six months ended June 30, 1995, because of the expansion of the Company's exploration activities in Australia, Indonesia and Bolivia.


Write-off of Property, Plant and Equipment

     In June 1995, management decided that the Company would dismantle portions of the decomissioned milling facility used for the milling of ore from the depleted Fortitude mine in Nevada rather that renovate it for use in the Phoenix project or other possibilities. Consequently, the net carrying value of this mill and related facilities was written off during June 1995 and resulted in a charge to operations of approximately $2.2 million. Spare parts related to this milling facility were rendered obsolete due to this decision and, therefore, $900,000 was charged to milling and other plant costs to expense these now obsolete parts.


Other

     Interest income decreased for the three months ended June 30, 1995, compared with the second quarter of 1994 because of a lower level of investable cash.

     Interest expense decreased for the three months as a result of a reduced level of debt.

     Other income(expense) for the three and six months ended June 30, 1995, includes a $4.2 million gain on the sale of the Plutonic Bore exploration project in Australia in June 1995.

     The Company's effective income tax rate is 9.5 percent for 1995, as compared with an effective income tax rate of 28 percent in 1994. The effective income tax rate for 1995 has been affected by the recognition of deferred tax assets related to foreign tax credits. The Company previously treated foreign taxes paid as deductions for U.S. income tax purposes; however, the Company has determined that it is more likely than not that it will be able to utilize foreign tax credits for foreign taxes because of Inti Raymi's projected net income and its ability to remit earnings in the form of dividends to BMG.

     Net income attributable to minority interests increased for the three and six months ended June 30, 1995, because of increased profits generated by the Company's majority owned subsidiaries Inti Raymi and Niugini Mining.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

           *3(a)     Restated Articles of Incorporation of the Company, as
                         amended and restated through May 11, 1988 (Exhibit 4(a) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

           *3(b)     Certificate of Resolution Establishing Designation,
                         Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

           *3(c)     Bylaws of the Company, as amended through April 27, 1988
                         (Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988; File No. 1-9666.)

            4(a)     Amendment to Credit Agreement, dated May 12, 1995, among
                         the Company, the lenders parties thereto and Citibank, N.A., as agent.

           10(a)     Battle Mountain Gold Company 1988 Deferred Income Stock
                         Option Plan, as amended through May 18, 1995.

           10(b)(1)  First Amendment to 1985 Stock Option Plan of the
                         Company, effective May 12, 1995.

           10(b)(2)  Specimen Amendment to the Company's 1985 Stock Option
                         Plan Non-Qualified Stock Option Agreement for executive officers of the Company.

           10(b)(3)  Specimen Amendment to the Company's 1985 Stock Option
                         Plan Incentive Stock Option Agreement for executive officers of the Company.

           10(c)(1)  Specimen of the Company's 1994 Long-Term Incentive Plan
                         Non-Qualified Stock Option Agreement.

           10(c)(2)  Specimen of the Company's 1994 Long-Term Incentive Plan
                         Incentive Stock Option Agreement.

           10(d)(1)  Battle Mountain Gold Company Supplemental Executive
                         Retirement Plan.

           10(d)(2)  Battle Mountain Gold Company Supplemental Executive
                         Retirement Plan Trust Agreement.

           11        Computation of Earnings per Share

           12        Computation of Ratio of Earnings to Fixed Charges
                         and Earnings to Combined Fixed Charges and Preferred Dividends

           27        Financial Data Schedule for the six month period ended
                         June 30, 1995
-----------
 * Incorporated by reference as indicated.

         (b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BATTLE MOUNTAIN GOLD COMPANY



Date: August 14, 1995                 /s/ R. Dennis O'Connell
                                      ------------------------------------
                                          R. Dennis O'Connell, Vice President-
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit No.    Document

*3(a) Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988 (Exhibit 4(a) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(b) Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(c) Bylaws of the Company, as amended through April 27, 1988 (Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988; File No. 1-9666.)

4(a) Amendment to Credit Agreement, dated May 12, 1995, among the Company, the lenders parties thereto and Citibank, N.A., as agent.

10(a) Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan, as amended through May 18, 1995.

10(b)(1) First Amendment to 1985 Stock Option Plan of the Company, effective May 12, 1995.

10(b)(2) Specimen Amendment to the Company's 1985 Stock Option Plan Non-Qualified Stock Option Agreement for executive officers of the Company.

10(b)(3) Specimen Amendment to the Company's 1985 Stock Option Plan Incentive Stock Option Agreement for executive officers of the Company.

10(c)(1) Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock Option Agreement.

10(c)(2) Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock Option Agreement.

10(d)(1)       Battle Mountain Gold Company Supplemental Executive Retirement
               Plan.

10(d)(2) Battle Mountain Gold Company Supplemental Executive Retirement Plan Trust Agreement.

11             Computation of Earnings per Share

12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

27             Financial Data Schedule for the six month period ended June 30,
               1995

---------------
 * Incorporated by reference as indicated.