Form 10-Q/A
period 1995-06-30
BATTLE MOUNTAIN GOLD CO
filed 1995-11-07
CIK 771498

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

         [ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

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

                                 Yes    X      No _______
                                     -------

           Number of shares of common stock outstanding as of the latest practicable date, August 9, 1995: 81,078,593

================================================================================

                         BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX




                                                                         Page
Part I.  Financial Information

         Condensed Consolidated Balance Sheet at
         June 30, 1995 and December 31, 1994                                1

         Condensed Consolidated Statement of Income
         for the three and six months ended June 30, 1995 and 1994          2

         Condensed Consolidated Statement of Cash Flows
         for the six months ended June 30, 1995 and 1994                    3

         Notes to Condensed Consolidated Financial Statements               4

         Statistical Information                                            5

         Management's Discussion and Analysis of  Financial Condition
         and Results of Operations                                          7

Part II. Other Information                                                 14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (in thousands)

                                          June 30,  December 31,
                                            1995        1994
                                          --------  ------------
ASSETS
  Current assets
  Cash and cash equivalents               $ 34,881      $ 76,464
  Accounts receivable                       35,913        22,810
  Inventories                                6,676         5,048
  Materials and supplies, at average
   cost                                     27,967        27,730
  Other current assets                      11,011         7,014
                                          --------      --------
  Total Current Assets                     116,448       139,066

 Investments                                46,635        43,405

 Net property, plant and equipment         537,129       491,401

 Other assets                                6,071         5,897
                                          --------      --------
TOTAL ASSETS                              $706,283      $679,769
                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Short term borrowings                   $ 31,883      $     -
  Current maturities of long-term debt      13,430        13,427
  Accounts payable                          16,549        14,527
  Accrued payroll and related benefits       4,655         4,226
  Accrued interest                           4,053         6,714
  Other current liabilities                  4,937         3,425
                                          --------      --------
  Total Current Liabilities                 75,507        42,319

 Long-term debt                            158,837       165,602
 Other liabilities                          30,082        32,043
                                          --------      --------
  Total Liabilities                        264,426       239,964

 Minority interest                          65,195        64,171

 Shareholders' equity                      376,662       375,634
                                          --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $706,283      $679,769
                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                           Three Months ended     Six Months ended
                                                June 30,              June 30,
                                          --------------------  --------------------

                                            1995       1994       1995       1994
                                          ---------  ---------  ---------  ---------
GROSS REVENUE                              $86,373    $60,180   $142,493   $112,958
      Less: Freight, allowances and
       royalties                             5,110      3,144      7,148      5,005
                                           -------    -------   --------   --------
NET SALES                                   81,263     57,036    135,345    107,953
                                           -------    -------   --------   --------

COSTS AND EXPENSES
      Mining costs                          11,488     10,711     20,454     17,647
      Milling and other plant costs         33,456     21,271     56,303     40,228
      Depreciation, depletion and
       amortization                         19,080     12,368     31,438     24,071
      Exploration, evaluation and other
       lease costs                           4,211      3,256      7,433      5,907
      Write-off of property, plant and
       equipment                             2,222          -      2,222          -
      General and administrative
       expenses                              3,465      2,938      6,173      5,830
      Taxes, other than income                 734        464      1,296      1,060
                                           -------    -------   --------   --------
          Total                             74,656     51,008    125,319     94,743
                                           -------    -------   --------   --------

OPERATING INCOME                             6,607      6,028     10,026     13,210

      Interest income                          786      1,039      1,733      2,015
      Interest expense                      (1,533)    (1,868)    (3,244)    (3,726)
      Other income(expense), net             5,065       (763)     5,715       (694)
                                           -------    -------   --------   --------

INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                     10,925      4,436     14,230     10,805

      Income tax expense                      (832)      (224)    (1,093)    (2,253)
      Minority interest                     (2,463)    (1,128)    (3,026)    (2,620)
                                           -------    -------   --------   --------

NET INCOME                                   7,630      3,084     10,111      5,932

      Preferred dividends                    1,869      1,869      3,738      3,738
                                           -------    -------   --------   --------

NET INCOME TO COMMON SHARES                $ 5,761    $ 1,215   $  6,373   $  2,194
                                           =======    =======   ========   ========

INCOME PER COMMON SHARE                       $.07       $.01       $.07       $.03
                                           =======    =======   ========   ========

DIVIDENDS PER COMMON SHARE                 $     -    $     -      $.025      $.025
                                           =======    =======   ========   ========

AVERAGE COMMON SHARES OUTSTANDING
      FOR INCOME PER SHARE PURPOSES         86,322     86,008     86,310     85,865

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                            Six months Ended
                                                June 30,
                                          --------------------
                                            1995       1994
                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                $ 10,111   $  5,932
Adjustments to reconcile net income to
 cash flows from operating activities:
        Depreciation, depletion and
         amortization                       31,438     24,071
        Exploration and evaluation costs     4,757      3,992
        Gain on sale of assets              (4,190)         -
        Write-off of property, plant
         and equipment                       2,222          -
        Deferred income tax
         expense(benefit)                   (1,010)       966
        Change in current assets and
         liabilities                        (7,933)     6,217
        Other changes, net                   2,193      4,190
                                          --------   --------
          Total Adjustments                 27,477     39,436
                                          --------   --------

NET CASH FLOWS FROM OPERATING ACTIVITIES    37,588     45,368
                                          --------   --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Proceeds from sale of assets           524          -
        Acquisition of minority interest         -     (5,200)
        Investment in Crown Jewel
         project                            (2,663)    (7,821)
        Capital expenditures               (92,524)   (44,164)
        Exploration and evaluation
         expenditures                       (4,679)    (4,144)
        Other, net                            (496)       382
                                          --------   --------

NET CASH FLOWS USED IN INVESTING
 ACTIVITIES                                (99,838)   (60,947)
                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash proceeds from stock
         issuances                           2,404      6,217
        Cash proceeds from borrowings       31,476          -
        Cash dividend payments              (5,761)    (5,746)
        Debt repayments                     (6,860)    (7,173)
        Other, net                             (51)         -
                                          --------   --------
NET CASH FLOWS FROM FINANCING ACTIVITIES    21,208     (6,702)
                                          --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                         (541)       190
                                          --------   --------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (41,583)   (22,091)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                  76,464    115,338
                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 34,881   $ 93,247
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

                      STATISTICAL INFORMATION  (UNAUDITED)

                                           Three months ended     Six months ended
                                                June 30,              June 30,
                                          ---------------------  -------------------
                                            1995      1994(4)     1995     1994(4)
                                          --------  -----------  -------  ----------
BATTLE MOUNTAIN COMPLEX Operating Data
  Production statistics
    Gold recovered (000s oz)                    21        10          38       22
    Silver recovered (000s oz)                  60        22         102       46
---------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 292     $ 269       $ 311    $ 243
    Taxes, other than income                     9        10          11       13
    DD&A                                        49       191          55      173
                                             -----     -----       -----    -----
    Total operating costs                    $ 350     $ 470       $ 377    $ 429
---------------------------------------------------------------------------------

SAN LUIS Operating Data
  Production statistics
    Gold Recovered (000s oz)                    19        18          36       38
    Silver Recovered (000s oz)                   9         4          15        9
---------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 210     $ 235       $ 229    $ 234
    Taxes, other than income                    13         9          11        9
    DD&A                                        97        65          96       65
                                             -----     -----       -----    -----
    Total operating costs                    $ 320     $ 309       $ 336    $ 308
---------------------------------------------------------------------------------

PAJINGO Operating Data
  Production statistics
    Gold recovered (000s oz)                     8         8          16       15
    Silver recovered (000s oz)                  14        26          32       52
---------------------------------------------------------------------------------

  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 144     $ 131       $ 127    $ 171
    Taxes, other than income                     2         1           2        1
    DD&A                                        86        35          68       37
                                             -----     -----       -----    -----
    Total operating costs                    $ 232     $ 167       $ 197    $ 209
---------------------------------------------------------------------------------

KORI KOLLO Operating Data
  Production statistics
    Gold recovered BMG share (000s oz) (2)      73        67         144      133
    Silver recovered BMG share (000s oz) (2)   269       272         571      638
    Gold recovered (000s oz)                    82        76         163      153
    Silver recovered (000s oz)                 305       309         648      734
---------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 171     $ 164       $ 165    $ 159
    Taxes, other than income                     -         -           -        -
    DD&A                                        98        98          96       94
                                             -----     -----       -----    -----
    Total operating costs                    $ 269     $ 262       $ 261    $ 253
---------------------------------------------------------------------------------

See Page 6 for footnotes

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                      Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                     -----------------------     ----------------------
                                                       1995        1994(4)         1995        1994(4)
                                                     ---------    --------       ---------    ---------
SAN CRISTOBAL Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                 12           9               21          17
    Silver recovered BMG share (000s oz)(3)               25          26               46          44
    Gold recovered (000s oz)                              23          19               41          33
    Silver recovered (000s oz)                            49          49               90          83
---------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                             $  244      $  188           $  269      $  257
    Taxes, other than income                               -           -                -           -
    DD&A                                                  92          83               87          76
                                                      ------      ------           ------       ------
    Total operating costs                             $  336      $  271           $  356       $  333
---------------------------------------------------------------------------------------------------------
RED DOME Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                 14           2               25            6
    Silver recovered BMG share (000s oz)(3)              108          17              184           32
    Gold recovered (000s oz)                              28           5               49           12
    Silver recovered (000s oz)                           212          33              358           61
    Copper recovered (000s lbs)                        3,761       2,256            6,303        4,822
---------------------------------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                             $  186      $  365           $  205       $  327
    Taxes, other than income                               -           -                -            -
    DD&A                                                 144           4               87            3
                                                      ------      ------           ------       ------
    Total operating costs                             $  330      $  369           $  292       $  330
---------------------------------------------------------------------------------------------------------
AGGREGATE DATA
   Gold recovered BMG share (000s oz)                    147         114              280          231
   Gold sales BMG share (000s oz)                        154         117              278          229
   Gold recovered (000s oz)                              181         136              343          273
   Gold sales (000s oz)                                  198         140              340          270
   Average price per oz realized                      $  384      $  384           $  382       $  384
---------------------------------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                  485         367              950          821
   Silver sales BMG share (000s oz)                      532         372              920          813
   Silver recovered (000s oz)                            649         443            1,245          985
   Silver sales (000s oz)                                730         454            1,183          972
   Average price per oz realized                      $ 5.56      $ 5.24           $ 5.18       $ 5.29
---------------------------------------------------------------------------------------------------------
   Weighted Average Cost
    Per Equivalent Gold
    Ounce (1)
     Cash production costs                            $  199      $  192           $  201       $  195
     Taxes, other than income                              3           2                3            3
     DD&A                                                 96          91               87           87
                                                      ------      ------           ------       ------
     Total operating costs                            $  298      $  285           $  291       $  285
---------------------------------------------------------------------------------------------------------

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

Investing Activities

          The Company used cash of $95.2 million, including $2.7 million for the Crown Jewel project, for capital expenditures during the six months ended June 30, 1995. A total of $115 million is projected to be expended in 1995 on capital expenditures. The Company has expended approximately $59 million on the Lihir project through June 30, 1995, and expects to spend a total of approximately $69 million in 1995. Expenditures through June 30, 1995, include the acquisition by Niugini Mining of an additional interest in the Lihir joint venture (see "Investing Activities - Lihir Project" below).

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

Foreign Operations

    The Company's identifiable assets attributable to foreign operations as of June 30, 1995, were approximately $606 million and foreign mining operations represented approximately 79 percent of the total gross revenues of the Company for the six months ended June 30, 1995. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

Results of Operations

    The following table presents certain results of operations data on a per equivalent ounce of gold sold basis:

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                          ---------------------  -------------------
                                            1995      1994(1)     1995     1994(1)
                                          --------  -----------  -------  ----------
Revenue, net of hedging costs                $ 382     $ 388       $ 381    $ 386
Freight, allowances and royalties            $  23     $  20       $  19    $  17
Mining, milling and other plant costs        $ 199     $ 206       $ 205    $ 198
Depreciation, depletion and amortization     $  84     $  80       $  84    $  82

(1) Mining, milling and other plant costs for 1994 have been restated to include certain operating mine related divisional and corporate administrative costs that were previously included in general and administrative costs. This reclassification caused mining, milling and other plant costs to increase by $9 and $10 per ounce for the three and six months ended June 30, 1994, respectively.

Gross Revenue

     Gross revenue increased for the three and six months ended June 30, 1995, compared with the same periods of 1994 because of increased sales volumes from most of the Company's mines. Production and sales volumes increased primarily because of production from the new Reona heap leach mine and the pushback of the Red Dome mine which mine areas were not in production during the first half of 1994. Upgrading and fine tuning of the processing facilities at the San Cristobal mine and increased throughput at the Kori Kollo mine also contributed to the increased sales volumes. The average realized sales price of gold decreased slightly to $382 per ounce for the six months ended June 30, 1995, compared with $384 per ounce in same period of 1994 slightly offsetting the increase in sales volumes. The average realized sales price of gold was $384 per ounce for the three months ended June 30, 1995, and 1994.

Selling and Operating Costs

     Mining, milling and other plant costs increased for the three and six month periods ended June 30, 1995, compared with the same periods of 1994. These costs increased primarily because of increased sales volumes.

     Mining, milling and other plant costs decreased on a per equivalent ounce of gold sold basis for the three months ended June 30, 1995, compared with the three months ended June 30, 1994, primarily because of significantly decreased costs per equivalent ounce at the Red Dome mine. The decreased costs at the Red Dome mine resulted from sales of product coming from the pushback area in which mining commenced during the latter half of 1994. The per ounce costs of production in the pushback area are significantly lower than per ounce costs of production from the older mine area which is where mining occurred during the first half of 1994. The reduction in per ounce costs for the three months ended June 30, 1995, was partially offset by an increase in per equivalent ounce costs at the Battle Mountain Complex and the Kori Kollo mine. These per equivalent ounce costs were higher for the 1995 period at the Battle Mountain Complex primarily because of the expensing of approximately $900,000 of obsolete mining and milling equipment parts related to management's decision in June 1995 to dismantle a portion of the mill from the now terminated Fortitude mine operation. The cost of product sold per equivalent ounce increased at the Kori Kollo mine because of a higher stripping ratio causing higher mining costs per ounce and lower recoveries compared with the second quarter of 1994.

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

Write-off of Property, Plant and Equipment

     In June 1995, management decided that the Company would dismantle portions of the decommissioned milling facility used for the milling of ore from the depleted Fortitude mine in Nevada rather than renovate it for use in the Phoenix project or other possibilities. Consequently, the net carrying value of this mill and related facilities was written off during June 1995 and resulted in a charge to operations of approximately $2.2 million. Spare parts related to this milling facility were rendered obsolete due to this decision and, therefore, $900,000 was charged to milling and other plant costs to expense these now obsolete parts.

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

       *3(b) Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921)

       *3(c) Bylaws of the Company, as amended through April 27, 1988 (Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988; File No. 1-9666.)

      +4(a) Amendment to Credit Agreement, dated May 12, 1995, among the Company, the lenders parties thereto and Citibank, N.A., as agent.

      +10(a) Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan, as amended through May 18, 1995.

      +10(b)(1) First Amendment to 1985 Stock Option Plan of the Company, effective May 12, 1995.

      +10(b)(2) Specimen Amendment to the Company's 1985 Stock Option Plan
                Non-Qualified Stock Option Agreement for executive officers of the Company.

      +10(b)(3) Specimen Amendment to the Company's 1985 Stock Option Plan
                Incentive Stock Option Agreement for executive officers of the Company.

      +10(c)(1) Specimen of the Company's 1994 Long-Term Incentive Plan Non-
                Qualified Stock Option Agreement.

      +10(c)(2) Specimen of the Company's 1994 Long-Term Incentive Plan
                Incentive Stock Option Agreement.

      +10(d)(1) Battle Mountain Gold Company Supplemental Executive
                Retirement Plan.

      +10(d)(2) Battle Mountain Gold Company Supplemental Executive
                Retirement Plan Trust Agreement.

       11       Computation of Earnings per Share

       12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

       27       Financial Data Schedule for the six month period ended June 30,
                1995

---------------

*    Incorporated by reference as indicated

+    Previously filed

(b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.


                                 SIGNATURE
                                 ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BATTLE MOUNTAIN GOLD COMPANY



Date: November 6, 1995                     /s/ R. Dennis O'Connell
                                    -------------------------------------------
                                    R. Dennis O'Connell, Vice President-
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Chief
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

*3(b) Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921)

*3(c) Bylaws of the Company, as amended through April 27, 1988 (Exhibit 3(b) to the Company's Quarterly Report on From 10-Q for the quarter ended March 31, 1988; File No. 1-9666.)


+4(a) Amendment to Credit Agreement, dated May 12, 1995, among the Company, the lenders parties thereto and Citibank, N.A., as agent.

+10(a) Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan, as amended through May 18, 1995.

+10(b)(1) First Amendment to 1985 Stock Option Plan of the Company, effective
          May 12, 1995.

+10(b)(2) Specimen Amendment to the Company's 1985 Stock Option Plan Non-
          Qualified Stock Option Agreement for executive officers of the Company.

+10(b)(3) Specimen Amendment to the Company's 1985 Stock Option Plan Incentive
          Stock Option Agreement for executive officers of the Company.

+10(c)(1) Specimen of the Company's 1994 Long-Term Incentive Plan Non-
          Qualified Stock Option Agreement.

+10(c)(2) Specimen of the Company's 1994 Long-Term Incentive Plan Incentive
          Stock Option Agreement.

+10(d)(1) Battle Mountain Gold Company Supplemental Executive Retirement Plan.

+10(d)(2) Battle Mountain Gold Company Supplemental Executive Retirement Plan
          Trust Agreement.

11        Computation of Earnings per Share

12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

27        Financial Data Schedule for the six month period ended June 30, 1995

------------------

*   Incorporated by reference as indicated

+   Previously filed