Form 10-Q
period 1995-09-30
BATTLE MOUNTAIN GOLD CO
filed 1995-11-13
CIK 771498

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ________________ TO _____________

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

                           Yes  x      No

    Number of shares of common stock outstanding as of the latest practicable date, November 8, 1995: 81,092,148

                         BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX

                                                                                   Page
                                                                                   ----
  Part I.   Financial Information
            Condensed Consolidated Balance Sheet at
              September 30, 1995 and December 31, 1994                                 1

            Condensed Consolidated Statement of Income
              for the three and nine months ended September 30, 1995 and 1994          2

            Condensed Consolidated Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                    3

            Notes to Condensed Consolidated Financial Statements                       4

            Statistical Information                                                    6

            Management's Discussion and Analysis of  Financial Condition and Results
              of Operations                                                            8

  Part II.  Other Information                                                         16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (in thousands)

                                          September 30,  December 31,
                                              1995           1994
                                          -------------  ------------
ASSETS
Current assets
  Cash and cash equivalents                    $ 32,897      $ 76,464
  Accounts and notes receivable                  28,023        22,810
  Inventories                                    13,047         5,048
  Materials and supplies, at average
   cost                                          26,309        27,730
  Other current assets                           18,961        13,580
                                               --------      --------
  Total Current Assets                          119,237       145,632

Investments                                      48,222        43,405

Net property, plant and equipment               530,619       484,835

Other assets                                      5,787         5,897
                                               --------      --------

TOTAL ASSETS                                   $703,865      $679,769
                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short term borrowings                        $ 31,874  $         -
  Current maturities of long-term debt           13,428        13,427
  Accounts payable                               10,663        14,527
  Accrued payroll and related benefits            5,502         4,226
  Accrued interest                                6,195         6,714
  Other current liabilities                       3,314         3,425
                                               --------      --------
  Total Current Liabilities                      70,976        42,319

Long-term debt                                  158,832       165,602
Other liabilities                                29,472        32,043
                                               --------      --------
  Total Liabilities                             259,280       239,964

Minority interest                                66,573        64,171

Shareholders' equity                            378,012       375,634
                                               --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                        $703,865      $679,769
                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                           Three Months ended    Nine Months ended
                                             September 30,         September 30,
                                          --------------------  --------------------
                                            1995       1994       1995       1994
                                          ---------  ---------  ---------  ---------
GROSS REVENUE                              $67,990    $59,810   $210,483   $172,768
 Less: Freight, allowances and royalties     2,505      3,983      9,653      8,988
                                           -------    -------   --------   --------
NET SALES                                   65,485     55,827    200,830    163,780
                                           -------    -------   --------   --------

 Mining costs                                9,888      3,121     30,342     20,768
 Milling and other plant costs              26,647     30,502     82,950     70,731
 Depreciation, depletion and
  amortization                              16,608     12,394     48,046     36,465
 Exploration, evaluation and other
  lease costs                                5,398      4,301     12,831     10,208
 Write-off of property, plant and
  equipment                                      -          -      2,222          -
 General and administrative expenses         3,577      2,900      9,750      8,729
 Taxes, other than income                      654        753      1,949      1,813
                                           -------    -------   --------   --------
 Total                                      62,772     53,971    188,090    148,714
                                           -------    -------   --------   --------

OPERATING INCOME                             2,713      1,856     12,740     15,066

 Interest income                               606        955      2,339      2,970
 Interest expense                           (1,997)    (1,917)    (5,241)    (5,643)
 Other income(expense), net                    354         18      6,069       (676)
                                           -------    -------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST                           1,676        912     15,907     11,717

 Income tax benefit (expense)                1,817      1,155        725     (1,098)
 Minority interest                            (740)      (616)    (3,768)    (3,236)
                                           -------    -------   --------   --------

NET INCOME                                   2,753      1,451     12,864      7,383

 Preferred dividends                         1,869      1,868      5,607      5,606
                                           -------    -------   --------   --------

NET INCOME(LOSS) TO COMMON SHARES          $   884    $  (417)  $  7,257   $  1,777
                                           =======    =======   ========   ========

INCOME(LOSS) PER COMMON SHARE                 $.01      $(.01)      $.08       $.02
                                           =======    =======   ========   ========

DIVIDENDS PER COMMON SHARE                   $.025      $.025      $.050      $.050
                                           =======    =======   ========   ========

AVERAGE COMMON SHARES OUTSTANDING
 FOR INCOME PER SHARE PURPOSES              86,365     80,887     86,320     85,993

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                Nine months Ended
                                                   September 30,
                                             -----------------------
                                                1995         1994
                                             ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                        $  12,864   $  7,383
Adjustments to reconcile net income to
 cash flows from operating activities:
 Depreciation, depletion and
  amortization                                       48,046     36,465
 Exploration and evaluation costs                     8,518      7,300
 Gain on sale of assets                              (4,590)         -
 Write-off of property, plant and
  equipment                                           2,222          -
 Deferred income tax expense(benefit)                (1,709)     2,113
 Change in current assets and
  liabilities                                       (13,505)     6,856
 Other changes, net                                   4,092      5,052
                                                  ---------   --------
 Total Adjustments                                   43,074     57,786
                                                  ---------   --------

NET CASH FLOWS FROM OPERATING ACTIVITIES             55,938     65,169
                                                  ---------   --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Proceeds from sale of assets                         4,843        153
 Acquisition of minority interest                         -     (5,200)
 Investment in Crown Jewel project                   (4,088)    (9,301)
 Capital expenditures                              (108,776)   (69,591)
 Exploration and evaluation expenditures             (8,226)    (7,296)
 Other, net                                            (657)       204
                                                  ---------   --------

NET CASH FLOWS USED IN INVESTING
 ACTIVITIES                                        (116,904)   (91,031)

CASH FLOWS FROM (USED IN) FINANCING
 ACTIVITIES:
 Cash proceeds from stock issuances                   2,579      6,323
 Cash proceeds from borrowings                       36,903          -
 Cash dividend payments                              (9,658)    (9,636)
 Debt repayments                                    (12,304)    (7,358)
 Other, net                                             (59)         -
                                                  ---------   --------

NET CASH FLOWS FROM (USED IN) FINANCING
 ACTIVITIES                                          17,461    (10,671)
                                                  ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                   (62)      (638)
                                                  ---------   --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                        (43,567)   (37,171)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           76,464    115,338
                                                  ---------   --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                           $  32,897   $ 78,167
                                                  =========   ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  General Information

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the management of Battle Mountain Gold Company ("BMG"), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly owned and majority-owned subsidiaries (the "Company"). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1994.

    Certain reclassifications have been made to the balance sheet at December 31, 1994, and income statements for the three and nine months ended September 30, 1994, to conform to the current year presentation.

Note 2.  Income Per Common Share

    For the three months ended September 30, 1995, and the nine months ended September 30, 1995 and 1994, income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include shares reserved for issuance upon conversion of the Company's $100 million 6 percent convertible subordinated debentures due January 2005 and upon exercise of outstanding stock options. Common stock equivalents are not included in the computation of loss per share for the three months ended September 30, 1994, because of their anti-dilutive effect. Because the effect of conversion of the Company's $3.25 convertible preferred stock into common stock would be anti-dilutive, fully diluted earnings per share are not presented.

Note 3.  Subsequent Events

    Lihir Gold Limited ("LGL"), which is a Company created specifically for the development, financing, operating and owning of the Lihir project in Papua New Guinea, completed an initial public offering of common stock on October 6, 1995. LGL was formed and previously owned by the prior participants in the Lihir Joint Venture which included a 30 percent ownership by Niugini Mining, a 40 percent ownership by a subsidiary of RTZ Corporation, plc and a 30 percent ownership by an entity of the PNG government. As a result of the initial public offering, Niugini Mining now owns a 17.15 percent interest in LGL and BMG's attributable interest is 8.6 percent. Niugini Mining's interest in LGL will be accounted for using the equity method of accounting.

    This offering is the final transaction in a series of transactions which restructured and reduced BMG's participation in the Lihir Project. In the fourth quarter of 1995, the Company will record the effects of this series of transactions. An increase in Niugini Mining's shareholders' equity of approximately $57 million related to the issuance of the common stock by LGL at a value in excess of Niugini Mining's carrying value per share in LGL will be recorded. This increase will be recorded as a credit to additional paid-in capital consistent with the Company's accounting policy with regard to transactions of this nature. An offsetting increase in the carrying value of the Niugini Mining's investment in LGL will be recorded. The Company will attribute $28 million of this increase to minority interest in its consolidated financial statements; the remainder will be credited to additional paid-in capital of the Company. Also, as a result of these transactions, the Company will amortize approximately $35 million of its investment in Niugini Mining, which has been attributed to the investment in LGL, as a result of these transactions. This amortization will be recorded as a charge to additional paid-in capital. The net result of these transactions in the Company's Consolidated Financial Statements will be an increase in the carrying value of the LGL investment of approximately $22 million, an increase in minority interest of approximately $28 million and a net decrease in additional paid-in capital of approximately $6 million.

                      STATISTICAL INFORMATION  (UNAUDITED)

                                           Three months ended     Nine months ended
                                              September 30,         September 30,
                                          ---------------------  --------------------
                                            1995      1994(4)     1995      1994(4)
                                          --------  -----------  -------  -----------
BATTLE MOUNTAIN COMPLEX Operating Data
  Production statistics
    Gold recovered (000s oz)                    18        10          56        32
    Silver recovered (000s oz)                  51        19         153        65
----------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 293     $ 232       $ 305    $  240
    Taxes, other than income                    11        23          11        17
    DD&A                                       104        90          71       147
                                             -----     -----       -----    ------
    Total operating costs                    $ 408     $ 345       $ 387    $  404
----------------------------------------------------------------------------------

SAN LUIS Operating Data
  Production statistics
    Gold Recovered (000s oz)                    18        18          54        56
    Silver Recovered (000s oz)                   8         6          23        15
----------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 236     $ 272       $ 231    $  246
    Taxes, other than income                    14        18          12        12
    DD&A                                       104        69          99        66
                                             -----     -----       -----    ------
    Total operating costs                    $ 354     $ 359       $ 342    $  324
----------------------------------------------------------------------------------

PAJINGO Operating Data
  Production statistics
    Gold recovered (000s oz)                    10         8          26        23
    Silver recovered (000s oz)                   6        17          38        69

  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 201     $ 135       $ 155    $  158
    Taxes, other than income                     2         3           2         2
    DD&A                                       172        53         107        43
                                             -----     -----       -----    ------
    Total operating costs                    $ 375     $ 191       $ 264    $  203
----------------------------------------------------------------------------------

KORI KOLLO Operating Data
  Production statistics
    Gold recovered BMG share (000s oz) (2)      78        66         222       199
    Silver recovered BMG share (000s oz) (2)   268       300         839       938
    Gold recovered (000s oz)                    89        74         252       227
    Silver recovered (000s oz)                 305       341         953     1,075
----------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                    $ 170     $ 175       $ 168    $  164
    Taxes, other than income                     -         -           -         -
    DD&A                                        90        99          90        96
                                             -----     -----       -----    ------
    Total operating costs                    $ 260     $ 274       $ 258    $  260
----------------------------------------------------------------------------------

See Page 7 for footnotes

                      STATISTICAL INFORMATION  (UNAUDITED)

                                      Three Months Ended           Nine Months Ended
                                        September 30,                 September 30,
                                ---------------------------       ----------------------
                                  1995            1994(4)             1995       1994(4)
                                ---------      ------------       ----------   ----------
SAN CRISTOBAL Operating
 Data
  Production statistics
    Gold recovered BMG
     share (000s oz) (3)               11              11            32           28
    Silver recovered BMG
     share (000s oz) (3)               27              26            73           70
    Gold recovered (000s oz)           21              20            62           53
    Silver recovered (000s oz)         54              50           144          133
------------------------------------------------------------------------------------
  Cost Per Equivalent Gold
   Ounce (1)
    Cash production costs          $  279          $  259        $  285       $  258
    Taxes, other than income            -               -             -            -
    DD&A                               87              80            87           78
                                   ------          ------        ------       ------
    Total operating costs          $  366          $  339        $  372       $  336
------------------------------------------------------------------------------------
RED DOME Operating Data
  Production statistics
    Gold recovered BMG
     share (000s oz) (3)               15               5            40           11
    Silver recovered BMG
     share (000s oz) (3)               59              61           243           93
    Copper recovered BMG
     share (000s lb) (3)              993           2,068         4,226        4,606
    Gold recovered (000s oz)           29               8            78           20
    Silver recovered (000s oz)        116             118           474          179
    Copper recovered (000s lb)      1,964           4,016         8,267        8,838
------------------------------------------------------------------------------------
  Cost Per Equivalent Gold
   Ounce (1)
    Cash production costs          $  150          $  308        $  156       $  316
    Taxes, other than income            -               -             -            -
    DD&A                               41              33            73           17
                                   ------          ------        ------       ------
    Total operating costs          $  191          $  341        $  229       $  333
------------------------------------------------------------------------------------
AGGREGATE DATA
   Gold recovered BMG
    share (000s oz)                   150             118           430          349
   Gold sales BMG share
    (000s oz)                         144             114           422          343
   Gold recovered (000s oz)           185             138           528          411
   Gold sales (000s oz)               169             135           509          405
   Average price per oz
    realized                       $  387          $  386        $  384       $  386
------------------------------------------------------------------------------------
   Silver recovered BMG
    share (000s oz)                   419             429         1,369        1,250
   Silver sales BMG share
    (000s oz)                         370             415         1,290        1,228
   Silver recovered (000s oz)         540             551         1,785        1,536
   Silver sales (000s oz)             439             533         1,622        1,505
   Average price per oz
    realized                        $5.09           $5.38         $5.19        $5.37
------------------------------------------------------------------------------------
   Weighted Average Cost Per
    Equivalent Gold Ounce (1)
     Cash production costs         $  199          $  208        $  198       $  199
     Taxes, other than income           3               5             3            3
     DD&A                              92              84            87           86
                                   ------          ------        ------       ------
     Total operating costs         $  294          $  297        $  288       $  288
------------------------------------------------------------------------------------

(1) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.
(2) Reflects BMG's 85 percent equity interest through February 1994 and an 88 percent interest thereafter.
(3) Reflects BMG's 52.6 percent equity interest for January through June 1994, a
     51.4 percent equity interest for July 1994 through May 1995 and an average
     50.5 percent equity interest thereafter.
(4) 1994 costs per equivalent ounce restated to include reallocated divisional and corporate administrative costs.

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

Liquidity and Capital Resources

Summary

    At September 30, 1995, the Company had cash and cash equivalents of $32.9 million, of which $7.4 million was held by BMG, $11.1 million was held by Niugini Mining and $14.4 million was held by Inti Raymi.

Operating Activities

    The Company generated cash flow of $55.9 million from operating activities during the nine months ended September 30, 1995, compared with cash flow from operations of $65.2 million for the nine months ended September 30, 1994.

    The decrease in cash flows from operations resulted from several factors, including reduced receipts of recoverable value added taxes (VAT) and import duties due to Inti Raymi from the Bolivian government. The balance of VAT and import duties receivable increased by $6.9 million during the nine months ended September 30, 1995. Cash flow from operations also decreased because of increased mining, milling and other plant costs on a cash basis at the Red Dome and the Battle Mountain Complex mines. At the Red Dome mine, even though accrual basis cash costs per ounce decreased compared to last year, cash basis total costs have increased because mined ore at the Red Dome mine is being stockpiled in order to complete as much mining as possible prior to the beginning of the rainy season which generally starts after the beginning of the calendar year. While cash is being expended for such mining, the cost is not being charged against Red Dome operating income. At the Reona mine, cash is also being expended for mining and crushing of ore used to build leach heaps. These accumulated costs related to both mines are being deferred and included in other current assets on the balance sheet and will be charged against operations as gold, silver and copper are produced and sold over the life of each mine. The balance of these accumulated mining and crushing costs increased by approximately $7.1 million during the nine months ended September 30, 1995. There were no deferred mining and crushing costs in the first nine months of 1994 for these mines, which were in the development stage at that time.

Investing Activities

    The Company used cash of $112.9 million, including $4.1 million for the Crown Jewel project, for capital expenditures during the nine months ended September 30, 1995. The Company expects to spend a total of $115 million on capital expenditures and investments in 1995. The Company has spent approximately $71 million on the Lihir project during the nine months ended September 30, 1995, and does not expect to make any further expenditures on this project in 1995. Expenditures through September 30, 1995, include the acquisition by Niugini Mining of an additional interest in the Lihir joint venture (see "Investing Activities - Lihir Project" below). At the Kori Kollo mine, the Company expects to spend a total of approximately $14.7 million on a recovery enhancement system, of which $14.5 million has been spent through September 30, 1995 and a total of $7.0 million on a tailings treatment facility, of which approximately $6.3 million has been spent through September 30, 1995. Work is being completed on the new recovery enhancement system at Kori Kollo which is expected to be in full operation in January 1996. Based on results to date from partial system operation, there is expected to be an approximate three percent improvement in recovery, or about six percent less than pre-design metallurgical testing had indicated. The Company is reviewing metallurgy in order to optimize the operating mode in an effort to maximize future recovery from the system. Other throughput efforts to date have increased the recovery rate for sulfide ore by six percent compared to feasibility study levels.

    During the nine months ended September 30, 1995, the Company spent approximately $12.8 million on exploration and evaluation, including $8.2 million on project exploration. The Company currently estimates that it will spend approximately $16 million on its 1995 exploration and evaluation programs.

    Phoenix Project - BMG is seeking to develop the Phoenix project at the Battle Mountain Complex in Nevada. The development of the Phoenix project is subject to obtaining requisite permits and approvals. Project costs are estimated at approximately $125 million, of which $5.4 million has been spent through September 30, 1995. The estimated cost of the project has increased from the previous estimate of $87 million because it is now assumed that the mining equipment will be purchased rather than leased and additional pre-mining stripping will be incurred. Both of these items have the effect of reducing projected operating costs. The reserves are estimated to be approximately 1.5 million contained ounces of gold and 8.8 million contained ounces of silver.

    Crown Jewel Project - BMG is continuing to seek permits for the Crown Jewel project in Washington state. A Draft Environmental Impact Statement was issued at the end of June 1995 and the 60 day public comment period has concluded. The lead permitting agencies are finalizing their timetable for the issuance of the Environmental Impact Statement ("EIS"), which is currently expected in the late summer of 1996.

    To earn a 54 percent ownership interest in the Crown Jewel project, BMG will have to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $113 million, of which, as of September 30, 1995, $52.2 million ($43.9 million of which has been capitalized) has been incurred.

    Lihir Project - BMG holds an indirect interest in the Lihir project through its 50.3 percent ownership of Niugini Mining, which in turn now owns 17.15 percent of Lihir Gold Limited ("LGL"). With RTZ Corporation, plc ("RTZ") as operator, LGL is now developing and constructing the Lihir Project in Papua New Guinea ("PNG"), as financings have been secured. The financings included arrangements of debt facilities from a syndicate of international commercial banks and an initial public offering of common stock of LGL. The initial public offering was completed on October 6, 1995. The following paragraphs describe the series of now completed transactions related to the funding of the Lihir Project and the restructuring of its ownership.

    In March 1995, the Special Mining Lease ("SML") for the Lihir project was executed by the PNG government and final landowner agreements were executed in April 1995. The SML provided Niugini Mining, and subsidiaries of RTZ and the PNG government, as joint venture partners, the right to develop and operate the Lihir gold project. In connection with the execution of the SML, an entity of the PNG government acquired an intermediate 30 percent joint venture interest, pro rata from RTZ's 80 percent position and Niugini Mining's 20 percent position. In June 1995, Niugini Mining acquired an additional 16 percent of the Lihir joint venture from a subsidiary of RTZ for $54.1 million, which included payment of Niugini Mining's share of joint venture costs and interest dating back to January 1, 1994. Niugini Mining then owned a 30 percent interest in the Lihir joint venture.

    Niugini Mining, and subsidiaries of RTZ and the PNG government (the "Sponsoring Parties") had formed LGL for the sole purpose of ownership and development of the Lihir project. Initially, LGL was owned 30 percent by Niugini Mining, 40 percent by a subsidiary of RTZ and 30 percent by an entity of the PNG government. On October 6, 1995, LGL completed an initial public offering of common stock raising approximately $450 million to be used for the construction, development and initial operation of the Lihir Project.

Prior to consummation of the offering, the joint venture assets related to the Lihir Project were contributed by the Sponsoring Parties to LGL. Additional funding required for the project is to be provided in the form of debt financing by LGL. In connection with the LGL debt financing, Niugini Mining has guaranteed, until project completion, 30 percent of LGL's obligations under the facility (which obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements). Neither BMG nor its non-Niugini Mining subsidiaries have any obligation or liability under this guarantee. In addition, Niugini Mining has pledged its LGL shares as security under the facility until project completion.

  The initial public offering was the final transaction in the series of transactions which restructured and reduced BMG's participation in the Lihir Project. As a result of the initial public offering, Niugini Mining now owns a
17.15 percent interest in LGL and BMG's attributable interest is 8.6 percent. In the fourth quarter of 1995, the Company will record the effects of this series of transactions. An increase in Niugini Mining's shareholders' equity of approximately $57 million related to the issuance of the common stock by LGL at a value in excess of Niugini Mining's carrying value per share in LGL will be recorded. This increase will be recorded as a credit to additional paid-in capital consistent with the Company's accounting policy with regard to transactions of this nature. An offsetting increase in the carrying value of the Niugini Mining's investment in LGL will be recorded. The Company will attribute $28 million of this increase to minority interest in its consolidated financial statements; the remainder will be credited to additional paid-in capital of the Company. Also, as a result of these transactions, the Company will amortize approximately $35 million of its investment in Niugini Mining, which has been attributed to the investment in LGL. This amortization will be recorded as a charge to the Company's additional paid-in capital. The net result of these transactions in the Company's Consolidated Financial Statements to be reported in the fourth quarter of 1995 will be an increase in the carrying value of the LGL investment of approximately $22 million, an increase in minority interest of approximately $28 million and a net decrease in additional paid-in capital of approximately $6 million. As of September 30, 1995, the carrying value of the Company's investment in the Lihir project was approximately $206.3 million. Niugini Mining's interest in LGL will be accounted for using the equity method of accounting.

Financing Activities

    In May 1995, Niugini Mining announced a bonus issue of options under which its shareholders will receive one option for each four shares of Niugini Mining stock held as of May 29, 1995. The options expire on December 8, 1995, and each option allows the holder to purchase one share of Niugini Mining stock for A$2.00. As of November 3, 1995, approximately, 393,000 options have been exercised for total proceeds of approximately US$579,000. Upon exercise of all the options, Niugini Mining is expected to sell approximately 23 million shares of Niugini Mining stock for aggregate proceeds of approximately A$46 million. Niugini Mining has also entered into an underwriting agreement under which the underwriter is committed to purchase any shares issuable upon exercise of options that are not exercised prior to their expiration. Additionally, Niugini Mining has agreed to a bridge financing facility of US$30 million which was drawn down in June 1995 to enable consummation of the purchase of the additional interest in the Lihir joint venture (see "Investing Activities" above). The bridge financing is secured by the proceeds of the exercise of the options and by Niugini Mining's rights under the underwriting agreement. BMG has agreed to sub-underwrite the exercise of its share of the options for approximately US$17 million.

    During the nine months ended September 30, 1995, BMG received $5.8 million in dividends from Inti Raymi, net of applicable Bolivian withholding taxes. The amount received during this period was significantly less than originally anticipated by the Company for 1995 because of Inti Raymi's decreased cash flow resulting from increased capital expenditures and lower than expected receipts of Bolivian tax and import duty refunds, as discussed above. Dividends from Inti Raymi are expected to increase significantly beginning in the fourth quarter of 1995 because of much lower capital expenditures and the receipt by Inti Raymi of tax notes from the Bolivian government for the tax and import duty refunds. The tax notes can be sold by Inti Raymi.

Conclusion

    The Company expects cash on hand, along with cash flows from operations and existing credit facilities, to be adequate to meet its cash needs through the end of 1996. BMG has available commitments under a new committed non-reducing revolving credit agreement of $75 million as of November 6, 1995, under which BMG has no amounts currently outstanding. In connection with the new revolving credit agreement, the Company terminated its previously existing committed revolving credit agreement. Other possible financing sources include public offerings of securities under the Company's universal shelf registration statement, assuming any such offering could be completed under satisfactory terms, although no such offering is currently contemplated.

Government Regulation

    All of the Company's mining and processing operations are subject to reclamation requirements, as more fully described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Form 10-K.

    Legislative amendment or replacement of the General Mining Law, under which the Company holds claims on public lands, could take place in 1995 or 1996. Such legislation could result in new environmental standards, additional reclamation requirements and new procedural steps which could result in delays and additional expenditures for all phases of mining activity. Such legislation could also impose a royalty or severance tax. Approximately 40 percent of the Reona reserves, 23 percent of Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands and could be subject to a royalty or severance tax. These projects, as well as reclamation and closure activities at the Battle Mountain Complex, could be subject to additional permitting and environmental requirements. Mineral surveys have been completed for the claims constituting the unpatented portion of the Reona and Phoenix project reserves. A patent covering the unpatented portion of the Crown Jewel ore body has been applied for, and the "first half" of the final certificate has been received. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

    The Company has investigated the discharge to groundwater of chloride (salt) from the tailings facility at the Battle Mountain Complex. This facility was unlined at the time it was constructed in keeping with then accepted practice. The Company is currently evaluating mitigation alternatives to achieve applicable water quality standards. While the Company currently expects to achieve the applicable standards by utilizing the high chloride water in connection with its proposed Phoenix operation, other likely alternatives involving a combination of Phoenix operation usage and natural evaporation could cost up to $6 million more than currently projected. Additionally, recent groundwater samples were taken from a highly mineralized area near historic copper leach activities. The results indicate that groundwater in this vicinity is acidic and high in metals. Pursuant to the State-issued Water Pollution Control Permit covering the site, the Company has prepared and submitted a work plan for further investigation of groundwater in this area. Due to the preliminary nature of this investigation, it is not possible to estimate what, if any, remediation might be required.

    In Bolivia, new environmental regulations are being developed to implement federal legislation passed in 1992. Various versions of the proposed regulations are currently being reviewed by several governmental agencies and final regulations are expected in early 1996. The new regulations generally are expected to require the preparation of environmental impact studies, set air and water quality discharge standards and provide protocols for dealing with and remediating the effects on the environment of hazardous substances and provide procedures and schedules for existing operations to come into compliance. Such regulations are expected to result in new environmental standards and requirements applicable to the Company's Kori Kollo project which, in turn, could require expenditures and changes in operations. At this time the Company is not able to determine the form the new regulations will take, but, depending on the content of the new regulations, it is possible that compliance could have a material adverse effect on the Company's financial condition or results of operations. However, based on the various versions of the regulations currently proposed, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition or results of operations.

Forward Sales and Hedging

   The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Such instruments are used to manage defined interest rate, commodity price and foreign currency exchange rate risks.

   Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At September 30, 1995, Inti Raymi was party to three interest rate cap agreements, each with a three year term. Currently, Inti Raymi has hedged approximately 50 percent of its net interest rate exposure related to the Kori Kollo project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps, amounting to approximately $544,000 at September 30, 1995, has been included in other assets. These agreements were effective June 1, 1994. Since that date approximately $159,000 has been amortized and approximately $178,000 has been received.

   The Company uses forward sales contracts and put options to hedge anticipated sales prices of gold, silver and copper. The following table summarizes the Company's contracts at September 30, 1995:

                                           Average Forward
                                              Sales Price
                                Amount           Per Unit            Period
                             ------------  --------------------  ---------------

BMG
   Gold                      140,000 oz.   US$395                Oct 95 - Aug 96

Niugini Mining
   Gold                      102,000 oz.   A$528                 Oct 95 - Dec 96
   Silver                    42,000 oz.    US$5.80               Oct 95
   Copper                    1,000 tonnes  US$2,655              Dec 95

Inti Raymi
 Forward sales contracts
   Gold                      98,500 oz.    US$394                Oct 95 - Apr 96
 Purchased put options
   Gold                      73,000 oz.    US$385                Oct 95 - Apr 96

    Deferred costs associated with the Inti Raymi forward sales contracts and purchased put options amounted to $1.5 million and $.4 million, respectively, at September 30, 1995.

    The aggregate amount by which the net market value of the Company's open forward sales contracts is greater than the spot price of $384 per ounce of gold, $5.53 per ounce of silver and $2,927 per tonne of copper, as of September 30, 1995, before consideration of the deferred costs referred to above, is $3.7 million, of which $.7 million is attributable to minority interests. Australian dollar contracts were converted to U.S. dollars at the September 1995 month end exchange rate of US$.76 to A$1.

    Niugini Mining has entered into two US$/A$ hedging arrangements in connection with the bonus issue of options and the US$30 million financing facility. In one agreement, Niugini Mining and BMG have entered a private swap contract with respect to BMG's subunderwritten portion. In the other agreement Niugini Mining has also entered a collared arrangement for the swap of the additional currency exchange rate exposure. As of September 30, 1995, the Company is in a net gain position of $.6 million related to these contracts.

    In future periods, the Company may continue to employ selective hedging strategies.

Foreign Operations

    The Company's identifiable assets attributable to foreign operations as of September 30, 1995, were approximately $611 million and foreign mining operations represented approximately 79 percent of the total gross revenues of the Company for the nine months ended September 30, 1995. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, evolving environmental laws, as well as foreign exchange controls and currency fluctuations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

Results of Operations
---------------------

    The following table presents certain results of operations data on a per equivalent ounce of gold sold basis:

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                          ---------------------  --------------------
                                            1995      1994(1)      1995     1994(1)
                                          --------  -----------  --------  ----------
Revenue, net of hedging costs                $ 388     $ 385        $ 383    $ 386
Freight, allowances and royalties            $  14     $  26        $  18    $  20
Mining, milling and other plant costs        $ 209     $ 216        $ 206    $ 204
Depreciation, depletion and amortization     $  95     $  80        $  88    $  81

(1) Certain reclassifications have been made to conform to the current year presentation.

Gross Revenue

    Gross revenue increased for the three and nine months ended September 30, 1995, compared with the same periods of 1994 because of increased sales volumes from most of the Company's mines. Production and sales volumes increased primarily because of production from the new Reona heap leach mine and the pushback of the Red Dome mine, which mine areas were not in production during the first nine months of 1994. Higher milled ore grades and increased throughput at the Kori Kollo mine also contributed to the increased sales volumes. The average realized sales price of gold decreased slightly to $384 per ounce for the nine months ended September 30, 1995, compared with $386 per ounce in the same period of 1994, slightly offsetting the increase in sales volumes. The average realized sales price of gold was $387 per ounce for the three months ended September 30, 1995, compared with $386 per ounce for the three months ended September 30, 1994.

Selling and Operating Costs

    Mining, milling and other plant costs increased for the three and nine month periods ended September 30, 1995, compared with the same periods of 1994. These costs increased primarily because of increased sales volumes.

    Mining, milling and other plant costs decreased on a per equivalent ounce of gold sold basis for the three months ended September 30, 1995, compared with the three months ended September 30, 1994, primarily because of decreased costs per equivalent ounce at the Red Dome and Kori Kollo mines. The decreased costs at the Red Dome mine resulted from sales of product coming from the pushback area in which mining commenced during the last quarter of 1994. The per ounce costs of production in the pushback area are significantly lower than per ounce costs of production from the older mine area where mining occurred during the first nine months of 1994. The cost of product sold per equivalent ounce decreased at the Kori Kollo mine because of increased milled ore grades. The reduction in per ounce costs for the three months ended September 30, 1995, was partially offset by an increase in per equivalent ounce costs at the Battle Mountain Complex. These per equivalent ounce costs were higher for the 1995 period at the Battle Mountain Complex primarily because of the overall higher cash costs of the Reona leach mine production compared with the 1994 cash costs of the Basin leach mine.

    Mining, milling and other plant costs increased on a per equivalent ounce of gold sold basis for the nine months ended September 30, 1995, compared with the nine months ended September 30, 1994, primarily from increased costs per equivalent ounce at the Battle Mountain Complex and the San Cristobal mine. Per equivalent ounce costs were higher in 1995 at the Battle Mountain Complex because sales of product were from the higher cost Reona mine during 1995 as compared to production at the lower cost Basin Leach operation during 1994. The expensing of approximately $900,000 of obsolete mining and milling equipment parts related to management's decision in June 1995 to dismantle a portion of the mill from the now terminated Fortitude mine operation also contributed to the increase in costs per equivalent ounce at the Battle Mountain Complex. The costs per equivalent ounce increased at the San Cristobal mine because metal grades in the leach solution were lower than last year resulting in lower metal production and sales. The increase in costs per equivalent ounce at the Battle Mountain Complex and the San Cristobal mine were partially offset by a significant reduction in the per equivalent ounce production costs at the Red Dome mine. These costs decreased at the Red Dome mine because of the sale of product produced from the lower cost pushback area of the Red Dome mine.

    Depreciation, depletion and amortization increased in total and on a cost per equivalent ounce sold basis for the three and nine months ended September 30, 1995, when compared with the same periods of 1994. Total costs increased primarily because of increased sales volumes as discussed above. Costs per equivalent ounce increased primarily because of sales of product produced at the Red Dome mine. Because of the high capital costs incurred for the pushback of the Red Dome mine pit and the small amount of added reserves due to the pushback; depreciation, depletion and amortization costs per equivalent ounce are very high for this mine. Depreciation, depletion and amortization per equivalent ounce of gold sold also increased at the Pajingo mine because of the processing of ore from the open pit area of the Cindy deposit which has a relatively high capital cost in relation to the remaining reserves.

Exploration, Evaluation and Other Lease Costs

    Exploration, evaluation and other lease costs increased for the three and nine months ended September 30, 1995, because of the expansion of the Company's exploration activities in Australia, Indonesia and Bolivia.

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

Other

    Other income(expense) for the nine months ended September 30, 1995, includes a $4.2 million gain on the sale of the Plutonic Bore exploration project in Australia in June 1995. There was no similar transaction included in other income for the nine months ended September 30, 1994.

    The Company's effective income tax benefit rate is six percent for 1995, as compared with an effective income tax expense rate of 13 percent in 1994. The Company revised its estimate of its 1995 income tax rate during the third quarter of 1995 because of the revision of its budget. The revised 1995 earnings forecast for its domestic operations was reduced, eliminating projected taxable income for U.S. income tax purposes. The year to date effect of this reduced income tax rate is included in the Company's provision for income taxes for the three months ended September 30, 1995. The effective income tax rate for 1995 has been affected by the recognition of deferred tax assets related to foreign tax credits. The Company previously treated foreign taxes paid as deductions for U.S. income tax purposes; however, the Company has determined that it is more likely than not that it will be able to utilize foreign tax credits for foreign taxes because of Inti Raymi's projected net income and its ability to remit earnings in the form of dividends to BMG.

    Net income attributable to minority interest increased for the three and nine months ended September 30, 1995, because of increased profits generated by the Company's majority owned subsidiaries Inti Raymi and Niugini Mining.

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

          3(c)  Bylaws of the Company, as amended through March 1, 1994.

          10(a) Special Mining Lease No. 6, dated March 17, 1995, granted by the
                Independent State of Papua New Guinea to Kennecott Explorations (Australia) Ltd., Niugini Mining Limited and Mineral Resources Lihir Pty. Limited.

          10(b) Specimen of the Company's Supplemental Executive Retirement Plan
                Agreement.

          11    Computation of Earnings per Share.

          12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

          27 Financial Data Schedule for the nine month period ended September 30, 1995.

          ---------------
           *    Incorporated by reference as indicated

  (b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.

                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BATTLE MOUNTAIN GOLD COMPANY



Date: November 13, 1995               /s/ R. Dennis O'Connell
                                      ---------------------------------
                                      R. Dennis O'Connell, Vice President-
                                      Finance and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit No.    Document

*3(a) Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988 (Exhibit 4(a) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(b) Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921)

3(c)     Bylaws of the Company, as amended through March 1, 1994.

10(a) Special Mining Lease No. 6, dated March 17, 1995, granted by the Independent State of Papua New Guinea to Kennecott Explorations (Australia) Ltd., Niugini Mining Limited and Mineral Resources Lihir Pty. Limited.

10(b)    Specimen of the Company's Supplemental Executive Retirement Plan
         Agreement.

11       Computation of Earnings per Share

12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

27       Financial Data Schedule for the nine month period ended
         September 30, 1995
----------------
* Incorporated by reference as indicated