Form 10-K405
period 1995-12-31
BATTLE MOUNTAIN GOLD CO
filed 1996-03-08
CIK 771498

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NO. 1-9666

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          BATTLE MOUNTAIN GOLD COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                   76-0151431
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

333 CLAY STREET, 42ND FLOOR, HOUSTON, TEXAS                    77002
  (Address of principal executive offices)                  (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 650-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                           Name of each Exchange
           Title of each class                              on which registered
           -------------------                              -------------------
               Common Stock                               New York Stock Exchange
    $3.25 Convertible Preferred Stock                     New York Stock Exchange
    Rights to Purchase Preferred Stock                    New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $850 million as of March 7, 1996, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

        The number of shares outstanding of the registrant's common stock as of March 7, 1996 is 81,329,323.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT RELATING TO THE 1996 ANNUAL MEETING OF STOCKHOLDERS OF BATTLE MOUNTAIN GOLD COMPANY TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11 AND 12 OF PART III OF THIS ANNUAL REPORT).

================================================================================

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I
         Items 1. and 2. Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

         Item 3.   Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

         Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .      34

                   Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . .      35

PART II
         Item 5.   Market For Registrant's Common Equity and
                   Related Stockholder Matters    . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

         Item 6.   Selected Financial Data    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37

         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .      38

         Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .      51

         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .      80

PART III
         Item 10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . .      80

         Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      80

         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      80

         Item 13.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . .      80

PART IV
         Item 14.  Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      81

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                     BUSINESS AND PROPERTIES OF THE COMPANY

INTRODUCTION

        Battle Mountain Gold Company ("BMG") and its subsidiaries (collectively the "Company") are engaged in the mining and processing of gold, silver and copper ore in the United States, Bolivia, Chile and Australia and in the exploration and evaluation of precious metals properties primarily in Latin America, the South Pacific, Australia and the United States. BMG was incorporated in Nevada in 1985.

        The Company's operating properties include the Battle Mountain Complex in Nevada, the San Luis mine in Colorado, the Pajingo and Red Dome mines in Queensland, Australia, the San Cristobal mine in Chile and the Kori Kollo mine in Bolivia. The Company is in the permitting phase of two development projects in the United States, the Crown Jewel in Washington and the Phoenix at the Battle Mountain Complex in Nevada, and the Lihir project is under development in Papua New Guinea ("PNG").

        BMG currently owns 88 percent of the outstanding common equity of Empresa Minera Inti Raymi S.A., a Bolivian company ("Inti Raymi") which owns and operates the Kori Kollo mine. BMG also owns approximately 50.5 percent of the outstanding common equity of Niugini Mining Limited, a PNG company ("Niugini Mining") which owns and operates the San Cristobal and the Red Dome mines and has a 17.15 percent interest in Lihir Gold Limited ("LGL") which is constructing and developing the Lihir project. See "-- Niugini Mining Limited -- Lihir Project."

        In 1995, the Company produced approximately 714,000 ounces of gold, 2.4 million ounces of silver and 10.8 million pounds of copper, of which BMG's attributable portion was 579,000 ounces of gold, 1.9 million ounces of silver and 5.5 million pounds of copper. A majority of the Company's production in 1995 was attributable to foreign operations.

        The following table provides aggregate operating data for all of the Company's operating mines for the years 1995 and 1994:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                               1995                 1994
                                                                        -----------------    -----------------
                                                                        BMG                  BMG
            AGGREGATE OPERATING DATA                                    Net(1)      100%     Net(2)       100%
            ------------------------                                    ------      ----     ------       ----
 Gold production (000s oz) . . . . . . . . . . . . . . . . . . .           579       714        486        581
 Gold sales (000s oz)  . . . . . . . . . . . . . . . . . . . . .           579       713        478        569
 Average realized gold price per oz  . . . . . . . . . . . . . .          $383      $384       $385       $386
 Silver production (000s oz) . . . . . . . . . . . . . . . . . .         1,855     2,414      1,724      2,150
 Silver sales (000s oz)  . . . . . . . . . . . . . . . . . . . .         1,842     2,389      1,692      2,094
 Average realized silver price per oz  . . . . . . . . . . . . .         $5.23     $5.26      $5.33      $5.34
 Copper production (000s lbs)  . . . . . . . . . . . . . . . . .         5,520    10,840      6,546     12,606
 Copper sales (000s lbs) . . . . . . . . . . . . . . . . . . . .         5,415    10,637      6,022     11,601
 Average realized copper price per lb  . . . . . . . . . . . . .        $1.191    $1.191     $1.053     $1.053
 Weighted average cost per equivalent gold ounce(3):
    Cash production costs  . . . . . . . . . . . . . . . . . . .          $202      $201       $203       $205
    Taxes, other than income . . . . . . . . . . . . . . . . . .             4         4          4          3
    Depreciation, depletion and amortization . . . . . . . . . .            92        na         83         na
                                                                        ------    ------     ------     ------
           Total operating costs . . . . . . . . . . . . . . . .          $298        na       $290         na
                                                                        ======    ======     ======     ======

------------------------------

(1) Includes data based on BMG's 88 percent ownership of Inti Raymi during 1995. Gold production and gold sales each include 298,000 ounces related to BMG's interest in Inti Raymi; silver production and silver sales include 1,153,000 ounces and 1,154,000 ounces, respectively, related to such interest. The information in the table also includes data based on BMG's 50.9 percent average ownership interest in Niugini Mining for 1995. Gold production and gold sales include 98,000 ounces and 97,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 419,000 ounces and 402,000 ounces, respectively, related to such interest; copper production and copper sales relate only to such interest.

(2) Includes data based on BMG's 85 percent ownership of Inti Raymi until February 28, 1994, and 88 percent thereafter. Gold production and gold sales include 274,000 ounces and 271,000 ounces, respectively, related to BMG's interest in Inti Raymi, and silver production and silver sales include 1,251,000 ounces and 1,238,000 ounces, respectively, related to such interest. The information in the table also includes data based on BMG's 52.0 percent average ownership interest in Niugini Mining for 1994. Gold production and gold sales include 61,000 ounces and 57,000 ounces, respectively, related to BMG's interest in Niugini Mining; silver production and silver sales include 265,000 ounces and 242,000 ounces, respectively, related to such interest; and copper production and copper sales relate only to such interest.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period. All costs are shown on a per equivalent gold ounce produced basis, with silver and copper by-products converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing, mine-related administrative and other direct plant costs, but exclude sales expenses, royalties, corporate administrative expenses unrelated to a particular mine site and other indirect costs.

GOLD PRICE VOLATILITY

        The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate and may be affected by numerous factors such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling by producers, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions such as South Africa, the United States and the Commonwealth of Independent States (formerly, the Soviet Union). The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the management of the Company to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If gold prices decline substantially, the Company would have to re-evaluate the carrying values of its properties and could determine that a write-down of values would be needed. If gold prices decline to a point below the Company's cash production costs and remain below this level for any substantial period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations.
See "-- Certain Factors Affecting Reserves, Foreign Investments and
Properties."

        The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market:

                                                    YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                     1995          1994         1993         1992          1991
                                     ----          ----         ----         ----          ----
High  . . . . . . . . . . .          $397          $395         $406         $359          $403
Low . . . . . . . . . . . .           374           378          326          330           344
Average . . . . . . . . . .           384           384          360          344           362

        To mitigate the impact of downturns in the gold, silver and copper markets, the Company currently engages in limited hedging transactions with respect to a portion of its production and reserves of gold, silver and copper. See "-- Sales and Precious Metals Hedging Activities," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 15, "Forward Sales and Hedging," of Notes to Consolidated Financial Statements under Item 8 of Part II herein.

         re graphics on page 4

The graphics on page 4 consist of maps depicting the Company's mines and offices in North America, South America and the Austral Pacific. The North America map references the following Company offices: BMG's headquarters in Houston, Texas; BMG's North American Regional Office in Denver, Colorado; BMG's Latin American Exploration Office in Tucson, Arizona; and BMG's U.S. Exploration Office in Reno, Nevada. The North America map also includes the following operating locations: the San Luis Mine in southern Colorado; the Battle Mountain Complex in northern Nevada; and the Crown Jewel project in northeast Washington. The South America map references BMG's South American Regional Office and Inti Raymi's headquarters in La Paz, Bolivia; the Kori Kollo mine in central Bolivia; and the San Cristobal mine in northern Chile. The Austral Pacific map references Niugini Mining's office in Sydney, Australia; BMG's Australian Exploration Office in Perth, Australia; the Red Dome and Pajingo mines in northeastern Australia; and the Lihir Project northeast of mainland Papua New Guinea.

                          BATTLE MOUNTAIN GOLD COMPANY

        BMG's corporate headquarters is located in Houston, Texas. BMG has a North American regional office in Denver, Colorado. Mine offices are located in Battle Mountain, Nevada; San Luis, Colorado; and near Charters Towers, Queensland; with an operations branch office in Oroville, Washington. BMG's worldwide exploration program is headquartered in Houston, Texas. U.S. exploration activities are managed from the Reno, Nevada branch office. Latin American exploration activities are managed from the Tucson, Arizona branch office. Other exploration offices are located in Helena, Montana; San Juan, Argentina; Townsville, Queensland; Perth, Western Australia; and Jakarta, Indonesia.

BATTLE MOUNTAIN COMPLEX

General. BMG's Battle Mountain Complex is located near Battle Mountain, Nevada, and consists of two areas known as Copper Canyon and Copper Basin, totaling approximately 50 square miles. The Copper Basin area is located 10 miles northeast of the Copper Canyon area. The Company's identifiable assets attributable to the Battle Mountain Complex as of December 31, 1995, were $45.0 million.

        The Fortitude mine's reserves at the Battle Mountain Complex were exhausted in March 1993. Heap leaching at Copper Basin commenced in 1991 and is expected to continue through mid-1996. The Reona heap leach mine in Copper Canyon commenced production in October 1994. BMG announced a development decision with regard to the Phoenix milling project in March 1995. Start-up of the Phoenix project will depend on the length of the permitting process.

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


                                                                    DECEMBER 31,
RESERVE DATA(1)                                                        1995
----------------                                                    ------------
 Proven/probable ore reserves (000s tons)  . . . . . . . . .            13,610
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . .              .022
 Contained ounces (000s)
   Gold  . . . . . . . . . . . . . . . . . . . . . . . . . .               295
   Silver  . . . . . . . . . . . . . . . . . . . . . . . . .             2,120
 Recovery factor for gold (%)  . . . . . . . . . . . . . . .                66

 OPERATING DATA                                                                   YEAR ENDED DECEMBER 31,
 --------------                                                                  -------------------------
 Production statistics:                                                            1995            1994
                                                                                 ----------      ---------
      Tons of ore leached (000s)                                                     6,362          2,853
      Stripping ratio(2)                                                             1.0:1          1.9:1
      Leach ore grade (oz gold/ton)                                                   .009           .010
      Leach recovery factor for gold (%)                                                60             45
      Gold recovered (000s oz)                                                          75             48
      Silver recovered (000s oz)                                                       207             96
 Cost per equivalent gold ounce(3):
      Cash production costs                                                           $311           $276
      Taxes, other than income                                                          12             16
      Depreciation, depletion and amortization                                          72            117
                                                                                     -----          -----
      Total operating costs                                                           $395           $409
                                                                                     =====          =====

------------------------------

(1) The reserves relate to the Reona mine only and were determined using a cutoff grade ranging from .009 to .024 ounce per ton and an assumed gold price of $385 per ounce. These reserve data do not include approximately 7,000 contained ounces of gold attributable to Copper Basin heap leach ore which will continue to be leached through mid-1996. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1995, the estimated average stripping ratio over the remaining life of the Battle Mountain Complex ore reserves was approximately 1.3:1.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period. All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing, other direct plant costs and mine-related corporate administrative costs, but exclude sales expenses, corporate administrative expenses unrelated to a particular mine site and other indirect costs.

        Reona Mine. The Reona mine commenced operations in October 1994 and had its first full year of production in 1995.

        Copper Basin Heap Leach. Residual leaching of ore continued at the Copper Basin Heap Leach operation during 1995 and is expected to be discontinued in mid-1996.

        Phoenix Project. BMG announced a development decision in March 1995 for the Phoenix milling project in Copper Canyon at the Battle Mountain Complex. Reserves at the Phoenix project were estimated at 46.6 million tons of ore at an average grade of .039 ounce of gold per ton as of December 31, 1995, for proven and probable reserves of approximately 1,890,000 contained ounces of gold and approximately 10,100,000 contained ounces of silver. The average recovery factor for gold was estimated to be approximately 82 percent. The reserves were determined using a cutoff grade ranging from .009 to .024 and an assumed gold price of $385 per ounce. The estimated average stripping ratio over the life of the Phoenix project is expected to be approximately 3.9:1. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        Preliminary engineering for the project commenced in the fall of 1995. The Phoenix project is in the process of being permitted. The draft Environmental Impact Statement ("EIS") is expected to be issued in late 1996 with the final EIS expected to be issued in the first half of 1997. See
"-- Environmental Matters -- United States -- Battle Mountain Complex." Total capital costs of the Phoenix project are estimated at $142 million, excluding escalation and capitalized interest. The estimated cost of the project has increased from the previous estimate of $125 million primarily due to the redesign of the milling facility with a throughput capacity of 14,000 tons per day compared to the previous design of 10,000 tons per day. This new design anticipates higher annual production of approximately 190,000 ounces per year over a nine-year life of mine. This compares to the previously reported average production rate of 150,000 ounces of gold per year. The higher production rate is based in part on an increase in proven and probable reserves at the Phoenix project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

        Mining, Processing and Environmental Compliance. BMG conducts its mining operation at the Battle Mountain Complex utilizing conventional open pit mining methods. Leach grade ore is processed at Reona and Copper Basin by heap leaching. The precious metals refinery and desorption plant at Copper Canyon processes solution from the Reona and Copper Basin heap leach facilities. The Battle Mountain Complex is subject to federal and state environmental laws and regulations including reclamation and closure requirements under the laws and regulations of the State of Nevada and the U.S. Department of the Interior, Bureau of Land Management (the "BLM"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "-- Environmental Matters -- United States -- Battle Mountain Complex."

SAN LUIS MINE

        General. The San Luis mine is located approximately 3 miles northeast of San Luis, Colorado. The San Luis mine lies within approximately 800 acres of land leased from a private party which in turn owns the land in fee. The lease is held by Battle Mountain Resources Inc., a wholly-owned subsidiary of BMG. The Company also owns fee lands in the proximity of the mine. Production from the mine is subject to a net smelter returns royalty of 3.5 percent payable to a private party. See "-- Property Interests -- United States." Commercial production at the San Luis mine began in July 1991. The San Luis reserves are expected to be depleted in the second quarter of 1997. Access to the San Luis property is by way of a 5 mile dirt road, which connects to a state highway. The Company's identifiable assets attributable to the San Luis mine as of December 31, 1995, were $19.4 million.

 RESERVE DATA(1)                                                                     DECEMBER 31, 1995
 ------------                                                                        -----------------
 Proven/probable ore reserves (000s tons)  . . . . . . . . . . . . . . . .               2,155
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . . .                .043
 Contained gold ounces (000s)  . . . . . . . . . . . . . . . . . . . . . .                  95
 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . . .                  90

 OPERATING DATA                                                                    YEAR ENDED DECEMBER 31,
 --------------                                                                    ------------------------
 Production statistics:                                                             1995             1994
                                                                                   --------        --------
   Tons of ore milled (000s) . . . . . . . . . . . . . . . . . . . . . .             1,881           1,692
   Stripping ratio(2)  . . . . . . . . . . . . . . . . . . . . . . . . .             1.3:1           2.0:1
   Mill feed ore grade (oz gold/ton) . . . . . . . . . . . . . . . . . .              .043            .046
   Mill recovery factor for gold (%) . . . . . . . . . . . . . . . . . .                89              89
   Gold recovered (000s oz)  . . . . . . . . . . . . . . . . . . . . . .                72              73
   Silver recovered (000s oz)  . . . . . . . . . . . . . . . . . . . . .                32              19
 Cost per equivalent gold ounce(3):
   Cash production costs . . . . . . . . . . . . . . . . . . . . . . . .              $235            $244
   Taxes, other than income  . . . . . . . . . . . . . . . . . . . . . .                13              14
   Depreciation, depletion and amortization  . . . . . . . . . . . . . .                96              71
                                                                                     -----          ------
       Total operating costs . . . . . . . . . . . . . . . . . . . . . .              $344            $329
                                                                                     =====          ======

------------------------------

(1) The reserves were determined using a cutoff grade of .022 ounce of gold per ton and an assumed gold price of $385 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) As of December 31, 1995, the estimated average stripping ratio was approximately 1.6:1 over the remaining life of the mine.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period. All costs are shown on a per equivalent gold ounce produced basis, with silver by-product converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing, mine related corporate administrative costs and other direct plant costs, but exclude sales expenses, royalties, corporate administrative expenses unrelated to a particular mine site and other indirect costs.

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

PAJINGO MINE/CINDY DEPOSIT

        General. The Pajingo mine and milling facility and the nearby Cindy deposit are situated on a 10.5 square mile state-issued mining lease, 44 miles southeast of Charters Towers and 120 miles southwest of Townsville, Queensland. The ownership of the Pajingo facilities, surrounding area and Cindy deposit was transferred by Pajingo Gold Mine Pty. Ltd., a wholly-owned Australian subsidiary of a U.S. subsidiary of BMG, to Battle Mountain (Australia) Inc., a wholly-owned U.S. subsidiary of BMG, in early 1996. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia." Production from the Cindy deposit is subject to a 3 percent royalty payable to a private party. The Company's identifiable assets attributable to the Pajingo mine and Cindy deposit as of December 31, 1995, were $7.2 million.

        The Pajingo mine commenced production in 1987. Mining operations at the Pajingo mine ceased in 1993; however, processing of stockpiled ore continued into 1995. BMG commenced development of the Cindy deposit in November 1993. Open pit mining of the Cindy deposit ceased in July 1994. Underground mining of the Cindy deposit, which began in 1995, is currently expected to cease in 1996 with the depletion of Cindy reserves. Exploration is ongoing at the nearby Vera and other prospects, as well as around the Cindy deposit. Access to the Pajingo mine and Cindy deposit is by way of a 13-mile gravel road, which connects to a state highway.

 RESERVE DATA(1)                                                                   DECEMBER 31, 1995
 ------------                                                                      -----------------
 Proven/probable ore reserves (000s tons)  . . . . . . . . . . . . . . .                 77
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . .               .217
 Contained gold ounces (000s)  . . . . . . . . . . . . . . . . . . . . .                 15
 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . .                 96

 OPERATING DATA                                                                 YEAR ENDED DECEMBER 31,
 --------------                                                                 -----------------------
 Production statistics:                                                          1995           1994
                                                                                --------       --------
   Tons of ore milled (000s) . . . . . . . . . . . . . . . .                       192             191
   Stripping ratio(2)  . . . . . . . . . . . . . . . . . . .                        na          22.7:1
   Mill feed ore grade (oz gold/ton) . . . . . . . . . . . .                      .199            .170
   Mill recovery factor for gold (%) . . . . . . . . . . . .                        96              95
   Gold recovered (000s oz)  . . . . . . . . . . . . . . . .                        36              30
   Silver recovered (000s oz)  . . . . . . . . . . . . . . .                        44              93
 Cost per equivalent gold ounce(3):
   Cash production costs . . . . . . . . . . . . . . . . . .                      $172            $160
   Taxes, other than income  . . . . . . . . . . . . . . . .                         2               2
   Depreciation, depletion and amortization  . . . . . . . .                       107              47
                                                                                ------          ------
       Total operating costs . . . . . . . . . . . . . . . .                      $281            $209
                                                                                ======          ======

------------------------------

(1) This table includes ore reserves at the Cindy deposit. The reserves were determined using a cutoff grade of .117 ounce of gold per ton and an assumed gold price of $385 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) The stripping ratio reported for 1994 relates to open pit mining at the Cindy deposit.

(3) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period and are not directly comparable to selling and operating costs per equivalent ounce of gold sold.

     All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing, mine-related corporate administrative costs and other direct plant costs, but exclude sales expenses, corporate administrative expenses unrelated to a particular mine site and other indirect costs. Under the mining lease, the Company pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000. Payment of such royalty is not included in cash production costs.

        Vera Prospect. The Company, with its joint venture partner PosGold Operations Pty. Ltd., conducts exploration and evaluation activities in search of precious metals near the Pajingo mine and Cindy deposit. Gold mineralization has been found at the Vera prospect near the Cindy deposit. Additional drilling is currently underway in an effort to further evaluate the Vera prospect gold mineralization.

        Geology. The Cindy deposit and Vera prospect are located in rocks of Paleozoic age in the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

        Mining, Processing and Environmental Compliance. BMG conducts its mining operations at the Cindy deposit utilizing underground mining methods. Ore from the Cindy deposit is transported by truck over a three-kilometer road to the Pajingo mine and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. The Pajingo mine and Cindy deposit are subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

CROWN JEWEL PROJECT

        BMG has an option to earn a 54 percent joint venture interest in the Crown Jewel project near Oroville, Washington. After the joint venture produces 1.6 million ounces of gold, this joint venture interest would be reduced to 51 percent. BMG announced a decision to develop the Crown Jewel project in 1992, subject to obtaining requisite permits and approvals. Total capital costs for the project, including plant construction, exploration, evaluation and option payments, are anticipated to be approximately $100 million excluding escalation and capitalized interest, of which approximately $45.2 million have been incurred through December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Legislative amendment of the General Mining Law could take place in 1996 which could result in the imposition of a royalty on a portion of Crown Jewel production. See "-- Property Interests -- United States."

        The project is located in northeastern Washington state on lands consisting of patented, unpatented and lease holdings. The Company's identifiable assets attributable to the Crown Jewel project as of December 31, 1995, were $44.0 million. A First Half - Mineral Entry Final Certificate has been issued with respect to the unpatented portion of the Crown Jewel ore body. See "-- Property Interests -- United States." The Crown Jewel milling facility will have a throughput capacity of 3,000 tons per day which is expected to produce an average of approximately 97,200 ounces of gold per year attributable to BMG. BMG will be the operator.

        BMG is proceeding with permitting of the Crown Jewel project. The draft Environmental Impact Statement was issued in June 1995. The final
Environmental Impact Statement is currently expected to be issued by the end of 1996. Start-up of the Crown Jewel project will depend on the length of the permitting and the extent to which legal appeals are made. See
"--Environmental Matters -- United States -- Crown Jewel Project."

        Reserves at the Crown Jewel project were estimated at 8.5 million tons of ore at an average grade of .182 ounce of gold per ton as of December 31, 1995, for proven and probable gold reserves of approximately 1,550,000 contained ounces with 835,000 ounces attributable to BMG. The average recovery factor for gold was estimated to be approximately 88 percent. The reserves were determined using a cutoff grade of .042 ounce of gold per ton and an assumed gold price of $375 per ounce. Additional gold mineralization exists at the Crown Jewel project comprising approximately 600,000 tons of gold mineralization with an average grade of .182 ounce of gold per ton based on the same cutoff grade and assumed gold price used to determined the above stated reserves. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

EXPLORATION

        BMG, through subsidiaries and joint ventures, currently conducts exploration and evaluation activities in search of precious metals internationally, including the United States, Argentina, Bolivia, Mexico, Chile, Panama, Honduras, Australia, Peru, Indonesia and China. BMG's primary objective is to develop high-quality ore deposits with low operating costs per ounce. BMG seeks to do this through exploration for extensions of ore zones at operating properties, in areas proximate to other gold production and through frontier exploration. For additional information concerning BMG's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                         EMPRESA MINERA INTI RAYMI S.A.

        Inti Raymi's corporate headquarters is located in La Paz, Bolivia. BMG owns 88 percent of Inti Raymi's equity. The remaining 12 percent of Inti Raymi is owned by Zeland Mines S.A. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." BMG maintains political risk insurance for a portion of its investment in Inti Raymi with the Overseas Private Investment Corporation, a United States government agency. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties." Inti Raymi's principal asset is the Kori Kollo mine.

KORI KOLLO MINE

        General. The Kori Kollo mine is located near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately
43.7 square miles. See "-- Property Interests -- Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway. The Company's identifiable assets attributable to the Kori Kollo mine as of December 31, 1995, were $265.0 million.

        Commercial production from the milling facility at the Kori Kollo mine commenced in February 1993. At that time, heap leaching of oxide ore at the mine was discontinued. The cost of constructing the milling facility was partially project financed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Inti Raymi completed its first full year of production from the milling facility in 1994.

        Inti Raymi conducts ongoing exploration and evaluation activities in search of precious metals within the Kori Kollo concession areas. At the Llallagua project located on the Kori Kollo concessions, Inti Raymi has identified 8.21 million tons of proven and probable oxide gold reserves, with an average ore grade of .039 ounce of gold per ton at an assumed gold price of $385 per ounce of gold, or approximately 320,000 contained ounces of gold. These reserves, included in the table below, will be processed at the nearby Kori Kollo milling facility. Additional gold mineralization has been found in the sulfide ore underlying the oxide cap at Llallagua. Metallurgical testing is underway to further evaluate this sulfide ore. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

 RESERVE DATA(1)                                                                  DECEMBER 31, 1995
 ------------                                                                  -----------------------
                                                                                BMG Net
                                                                                 (88%)           100%
                                                                               --------         ------
 Proven/probable ore reserves (000s tons)  . . . . . . . . . . . . . . .          49,421         56,161
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . . .            .061           .061
 Contained ounces (000s)
   Gold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,065          3,480
   Silver  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,625         20,030
 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . . .              70             70

                                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                      1995                      1994
                                                             --------------------       ---------------------
                                                             BMG Net                     BMG Net
 OPERATING DATA                                               (88%)         100%          (2)           100%
 --------------                                              --------     -------       --------      -------
   Tons of ore milled (000s)                                  6,217         7,065         5,980         6,831
   Stripping ratio(3)                                         1.5:1         1.5:1         1.2:1         1.2:1
   Mill feed ore grade (oz gold/ton)                           .069          .069          .066          .066
    Mill recovery factor for gold (%)                            70            70            69            69
   Gold recovered (000s oz)                                     298           339           274           313
   Silver recovered (000s oz)                                 1,153         1,310         1,251         1,431
 Cost per equivalent gold ounce(4):
   Cash production costs                                       $172          $172          $173          $173
   Taxes, other than income                                       3             3             1             1
   Depreciation, depletion and
   amortization                                                  90            na            91            na
                                                              -----          ----         -----          ----
       Total operating costs                                   $265            na          $265            na
                                                              =====          ====         =====          ====

------------------------------

(1) The reserves were determined using a cutoff grade ranging from .025 to .037 ounce of gold per ton and an assumed gold price of $385 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

(2) Reflects data attributable to BMG's 85 percent ownership of Inti Raymi through February 1994 and its 88 percent ownership of Inti Raymi thereafter.

(3) As of December 31, 1995, the estimated average stripping ratio was approximately 1.1:1 over the remaining life of the mine.

(4) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.
     All costs are shown on a per equivalent gold ounce produced basis, with by-product silver converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing, mine-related corporate administrative costs and other direct plant costs, but exclude sales expenses, corporate administrative expenses unrelated to a particular mine site and other indirect costs.

        Start-up of a recovery enhancement plant at the Kori Kollo mine began in January 1996. The plant has produced varied results to date which have been significantly below expectation. Inti Raymi is evaluating ore metallurgy and the plant system in an effort to maximize future recovery rates. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        Geology. The project is in the Andean tectonic belt of western Bolivia between the Cordillera Occidental and the Cordillera Real, and within an area of lacustrine deposits on the Altiplano. Deformed Paleozoic sediments and a Tertiary volcanic sequence underlie the lacustrine deposits. Locally these rocks form topographic highs, reflecting block-faulting. Irregular masses of biotite-hornblende dacite porphyry intrude the Paleozoic sediments. The deposit is contained within two varieties of dacite porphyry intrusions. Both varieties of dacite have been pervasively quartz-sericite altered throughout the deposit. The most important structural controls of mineralization are fault systems which trend in two directions and contain auriferous sulfide veins and veinlets. Some veins contain minor stibnite, tetrahedrite, galena, sphalerite and realgar.

         Mining, Processing and Environmental Compliance. Inti Raymi utilizes conventional open pit mining methods at Kori Kollo. Mining at the Kori Kollo mine is performed by Servicios de Maquinaria y Transporte, S.A., an 88 percent owned subsidiary of BMG ("SERMAT"). Ore from the Kori Kollo mine is processed at the mill in a carbon-in-leach cyanide leach circuit. The mill processes an average of approximately 19,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws and regulations. See "-- Environmental Matters -- Bolivia."

EXPLORATION

        The Company conducts exploration in Bolivia (outside the Kori Kollo concession area) through Compania Minera La Barca S.A. ("La Barca"), a separate 88 percent-owned subsidiary of BMG. For additional information concerning exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                             NIUGINI MINING LIMITED

          Niugini Mining's administrative offices are located in Sydney, Australia and Kainantu, Papua New Guinea, with subsidiary branch offices in Santiago and Antofagasta, Chile; and Cairns, Australia. BMG owns 50.5 percent of Niugini Mining's equity. The remaining share ownership of Niugini Mining is publicly held, with the shares quoted on the Australian Stock Exchange Limited. In 1995, Niugini Mining completed a bonus issue involving the grant of an option to purchase one share of Niugini Mining stock for each four shares of Niugini Mining stock held as of June 26, 1995. The options, including BMG's Niugini Mining options, were exercised on December 8, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SAN CRISTOBAL MINE

        General. In 1989, Niugini Mining purchased a 100 percent interest in the San Cristobal gold mine located on 52.5 square miles of government-issued mining concessions in northern Chile, 68 miles from the port city of Antofagasta. See "-- Property Interests -- Chile." The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A. The mine is readily accessible by existing roads. Commercial production of the mine began in July 1991. The Company's identifiable assets attributable to the San Cristobal mine as of December 31, 1995, were $36.3 million.

 RESERVE DATA(1)                                                                       DECEMBER 31, 1995
 ------------                                                                        ---------------------
                                                                                      BMG Net
                                                                                      (50.5%)       100%
                                                                                     ---------    --------
 Proven/probable ore reserves (000s tons)  . . . . . . . . . . . . . .                  5,676     11,244
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . .                   .029       .029
 Contained ounces (000s)
   Gold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    165        330
   Silver  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    830      1,640
 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . .                     72         72

                                                                        YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                                  1995                        1994
                                                         ---------------------      ----------------------
                                                          BMG Net                     BMG Net
 OPERATING DATA                                          (50.5%)(2)       100%      (51.4%)(3)        100%
 --------------                                          ----------       ----      ----------        ----
 Production statistics:
   Tons of ore heap leached (000s) . . . . . . .            2,156         4,269         2,065        3,969
   Stripping ratio(4)  . . . . . . . . . . . . .            2.1:1         2.1:1         2.7:1        2.7:1
   Leach ore grade (oz gold/ton) . . . . . . . .             .025          .025          .025         .025
   Leach recovery factor for gold (%)  . . . . .               76            76            76           76
   Gold recovered (000s oz)  . . . . . . . . . .               41            81            39           74
   Silver recovered (000s oz)  . . . . . . . . .               97           191            94          181
 Cost per equivalent gold ounce(5):
   Cash production costs . . . . . . . . . . . .             $293          $293          $254         $254
   Taxes, other than income  . . . . . . . . . .               --            --            --           --
   Depreciation, depletion and
   amortization  . . . . . . . . . . . . . . . .               92            92            75           75
                                                            -----         -----         -----        -----
       Total operating costs . . . . . . . . . .             $385          $385          $329         $329
                                                            =====         =====         =====        =====

--------------------------------

(1) The reserves were determined using a cutoff grade of .010 ounce of gold per ton and an assumed gold price of $385 per ounce. See "-- Certain
      Factors Affecting Reserves, Foreign Investments and Properties."

(2) Reflects BMG's 50.9 percent average ownership for 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(3) Reflects BMG's 52.0 percent average ownership for 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(4) As of December 31, 1995, the estimated average stripping ratio was approximately 1.7:1 over the remaining life of the mine.

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

RED DOME MINE

        General. In 1991, Niugini Mining purchased a 100 percent interest in the Red Dome gold mine in northern Queensland for approximately $15.5 million (before working capital adjustments of $2.1 million which resulted in a net purchase price of $13.4 million). The Red Dome mine is owned by Niugini Mining (Australia) Pty. Ltd., a wholly-owned Australian subsidiary of Niugini Mining. The mine is located on a 5.6 square mile state-issued block of four mining leases located 84 miles west of Cairns, Queensland, Australia and is accessible by a 44-mile dirt and gravel road from a state highway. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes --Australia." The Company's identifiable assets attributable to the Red Dome mine as of December 31, 1995, were $53.8 million.

        Expansion of the existing Red Dome pit was completed in 1994. Ore reserves from the Red Dome mine are expected to be depleted in the second half of 1997.

 RESERVE DATA(1)                                                                       DECEMBER 31, 1995
 ------------                                                                        ----------------------
                                                                                      BMG Net
                                                                                      (50.5%)         100%
                                                                                     ---------      -------
 Proven/probable ore reserves (000s tons)  . . . . . . . . . . . . . .                  1,017        2,015
 Average gold ore grade (oz/ton) . . . . . . . . . . . . . . . . . . .                   .056         .056
 Contained gold ounces(000s) . . . . . . . . . . . . . . . . . . . . .                     60          115
 Contained pounds of copper (000s) . . . . . . . . . . . . . . . . . .                  8,430       16,700
 Recovery factor for gold (%)  . . . . . . . . . . . . . . . . . . . .                     92           92


                                                                          YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                                     1995                       1994
                                                           ----------------------      ---------------------
                                                             BMG Net                     BMG Net
 OPERATING DATA                                            (50.5%)(2)        100%      (51.4%)(3)       100%
 --------------                                            ----------        ----      ----------       ----
 Production statistics:
    Tons of ore milled (000s)  . . . . . . . . . .              639         1,265           673        1,293
    Stripping ratio(4) . . . . . . . . . . . . . .             .8:1          .8:1        13.0:1       13.0:1
    Mill feed ore grade (oz gold/ton)  . . . . . .             .092          .092          .041         .041
    Mill recovery factor for gold (%)  . . . . . .               93            93            69           69
    Gold recovered (000s oz) . . . . . . . . . . .               57           111            22           43
    Silver recovered (000s oz) . . . . . . . . . .              322           630           171          330
    Copper recovered (000s lbs)  . . . . . . . . .            5,520        10,840         6,546       12,606
 Cost per equivalent gold ounce(5):
    Cash production costs  . . . . . . . . . . . .             $155          $155          $238         $238
    Taxes, other than income . . . . . . . . . . .               --            --            --           --
    Depreciation, depletion and
    amortization . . . . . . . . . . . . . . . . .              111           111            48           48
                                                              -----         -----         -----        -----
           Total operating costs . . . . . . . . .             $266          $266          $286         $286
                                                              =====         =====         =====        =====

------------------------------

(1) This table includes in situ ore reserves resulting from the expansion of the Red Dome mine pit. The reserves were determined using a cutoff grade of .050 ounce of gold per ton and an assumed gold price of A$515 per ounce. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties" and "-- Explanatory Note Regarding Exchange Rates."

(2)  Reflects BMG's 50.9 percent average ownership for 1995.

(3)  Reflects BMG's 52.0 percent average ownership for 1994.

(4) As of December 31, 1995, the estimated average stripping ratio was approximately 0.7:1 over the remaining life of the mine.

(5) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period.
     All costs are shown on a per equivalent gold ounce produced basis, with by-product silver and copper converted to ounces of gold on an equivalent revenue basis. Cash production costs include mining, processing, mine-related corporate administrative and other direct plant costs, but exclude sales expenses, corporate administrative expenses unrelated to a particular mine site and other indirect costs. Under the mining lease, Niugini Mining pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000. Payment of such royalty is not included in cash production costs.

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

LIHIR PROJECT

         Niugini Mining owns 17.15 percent of LGL which is developing and constructing the Lihir project in PNG. The Lihir project is located on the east coast of Lihir Island, 375 miles northeast of mainland PNG. Lihir Management Company Pty. Ltd., a wholly-owned subsidiary of RTZ Corporation, plc ("RTZ"), is LGL's manager for the Lihir project. The manager estimates minable reserves (predominantly sulfides) at the Lihir project to be approximately 114.6 million tons of ore with an average ore grade of .13 ounce of gold per ton, or approximately 14.6 million contained gold ounces (1.27 million ounces of gold attributable to BMG). The reserves were determined using a cutoff grade of
 .058 ounce of gold per ton and an assumed gold price of $365. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        The Company's identifiable assets attributable to the Lihir project as of December 31, 1995, were approximately $225 million. For a discussion of the series of now completed transactions related to the financing of the Lihir project, the restructuring of its ownership, and capital costs of the project, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Lihir project will consist of an open pit mine, a crushing and grinding circuit, a pressure oxidation circuit, a carbon-in-leach circuit, gold smelting facilities to produce dore, and associated infrastructure. Based on the manager's current proposals, the milling facility will begin processing oxide ore in mid-1997. Sulfide ore is expected to start being processed utilizing pressure oxidation at a rate of approximately 9,400 tons of ore per day in December 1997. The mine is expected to produce an average of approximately 600,000 ounces of gold per year for the first 12 years of production. The Lihir ore is refractory in nature, requiring complex processing methods. The ore body is associated with an active geothermal system, and an extensive dewatering and geothermal control system will be necessary to avoid problems with hot water or steam during mining. The process recovery factor is estimated to be approximately 92 percent with total cash operating costs (excluding royalties and sales costs) estimated at $234 per ounce over the life of mine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Environmental Matters -- Papua New Guinea."

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



SALES AND PRECIOUS METALS HEDGING ACTIVITIES

        Sales. The Company primarily produces dore at its mines which it sells under sales and/or refining agreements. It also produces concentrates containing gold, silver and copper at the Red Dome mine. Two buyers of production from the Company each accounted for more than 15 percent of the Company's total 1995 sales. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold, silver and copper through its present buyers.

        The table under "Introduction" sets forth information regarding the percent of total gross revenues of the Company attributable to each of its mines. Sales in Australia are denominated in either U.S. or Australian dollars at the Company's election. See "-- Explanatory Note Regarding Exchange Rates";
Note 8, "Major Customers and Export Sales" and Note 13, "Geographic Segment Information," of Notes to Consolidated Financial Statements under Item 8 of
Part II herein.

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

        The forward sales contracts associated with Red Dome gold production are denominated in Australian dollars. The value of Red Dome's forward sales contracts will fluctuate depending on the exchange rate between U.S. and Australian dollars. During 1995, the Australian dollar fluctuated from a low of one Australian dollar to 0.71 U.S. dollar to a high of one Australian dollar to 0.78 U.S. dollar.

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

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

        The ore reserve figures presented herein are estimates, and no assurance can be given that the indicated level of recovery of gold, silver and copper will be realized. The ore reserve figures presented herein were calculated using a gold price ranging from $365 to $385 per ounce. Market price fluctuations of gold, silver and copper, as well as increased production costs or reduced recovery rates, may render ore reserves uneconomic and may ultimately result in a restatement of ore reserves. See "-- Gold Price Volatility." Additionally, changes in the various assumptions on which the reserve estimates are based, such as the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect cash production and operating costs of a project. Reserves for the Lihir project, as well as projected cost and production estimates, are based on information provided by the manager. Such information has been reviewed, but not independently confirmed, by the Company. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

        A majority of the Company's production in 1995 was attributable to foreign operations. Foreign operations, which include significant operations in Latin America and Australia, are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, changes in domestic and foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problem in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future.

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

        Since 1982, Bolivian governments have been elected through a democratic process as required under the Bolivian Constitution. The Company considers the Bolivian government to be stable and its current relations with the government to be good. However, should there be a deterioration in Bolivia's political stability or an adverse change in the Bolivian government's policy towards foreign-owned companies in Bolivia, the Company's financial condition and results of operations could be adversely affected. Although Bolivia has not suffered from civil disturbances, acts of terrorism and sabotage to the same extent as neighboring South American countries, there can be no assurance that the occurrence of civil unrest or terrorist activities against Inti Raymi's facilities will not occur. BMG has, in connection with its investment in Inti Raymi, obtained political risk insurance from the U.S. Overseas Private Investment Corporation. This insurance provides coverage of $15 million for expropriation, $25 million for inconvertibility and $25 million for political violence. The policy is renewed annually at the option of BMG and is expected to be available for the life of the Kori Kollo mine. Presidential and congressional elections are scheduled for mid-1997 in Bolivia. Under the Bolivian constitution, a sitting president cannot serve consecutive terms. Therefore, a change in administration will occur in 1997. The current administration has initiated far reaching programs to decentralize central government's authority, to decentralize the distributions of the tax revenues, to reform the education and tax systems and to promote private ownership of previously state-owned companies. While the Company believes these reforms are beneficial to the Bolivian people and Bolivian economy, it is difficult to predict the ultimate impacts of these and associated reforms and a change in administration, on the Company's Bolivian operations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations."

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

        Foreign operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of these operations.

PROPERTY INTERESTS

UNITED STATES

        Mineral interests in the United States are owned variously by federal and state governments and private parties. In addition to the acquisition of mineral rights held by states or private parties, the Company also may acquire rights to explore for and produce minerals on federally owned lands that are open to location. This acquisition is accomplished through the location of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976 and various state laws (or the acquisition of previously located mining claims from a private party). These laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and develop valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. These laws also provide that a proprietor of a valid mining claim may obtain a possessory right to nonwithdrawn, unappropriated nonmineral federal lands for mining or milling purposes through the location of unpatented millsite claims.


        The location of a valid mining claim on federal lands requires the discovery of valuable minerals and compliance with certain procedures, while the location of a valid millsite claim requires use or occupancy and the compliance with certain procedures. Failure to follow the required procedures may render the mining or millsite claim void. Upon compliance with the statutes and regulations for the location of a mining claim, the locator obtains a possessory property interest and the right to explore, develop and produce minerals from the claim. Upon compliance with the statutes and regulations for the location of a millsite claim, the locator obtains a possessory property interest and the right to use the millsite for mining and milling purposes. Such property rights can be freely transferred and are protected against appropriation by the government without just compensation. Historically, the claim locator could also make application to obtain a patent (or deed) conveying fee title to his claim from the federal government upon payment of fees and compliance with certain additional procedures. However, a legislative moratorium currently precludes the acceptance of new patent applications.

        The interests represented by unpatented mining claims and millsites possess certain unique risks not associated with other types of property interests. For example, in order to maintain each unpatented mining claim, the claimant must pay fees to the United States Department of the Interior. Failure to make the required payments constitutes abandonment of the claim. Further, because mining claims are often located with less than sophisticated surveying techniques, difficulty may arise in determining the validity and ownership of specific mining claims. Moreover, under applicable regulations and court decisions, in order for an unpatented mining claim to be valid against a governmental challenge, the claimant must be able to prove that the minerals on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be later invalidated by the federal government.

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

        Legislative amendment of the General Mining Law under which the Company holds claims on federal lands could take place in 1996. Such legislation could impose a royalty. Valid existing claims, or claims with respect to which a certain portion of the patenting process has been completed, might be exempted from such a royalty. Approximately 40 percent of the Reona reserves, 23 percent of the Phoenix project reserves and 80 percent of the Crown Jewel reserves are on federal lands . A patent covering the unpatented portion of the Crown Jewel reserves was applied for in 1992 and a First Half-Mineral Entry Final Certificate was received in 1995. Mineral surveys have been completed for the claims constituting the unpatented portions of the Reona and Phoenix reserves, but no patent applications can be made unless official plats are finalized by the Department of the Interior and the legislative moratorium on the acceptance of new patent applications is lifted. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

BOLIVIA

        Mineral interests in Bolivia are under the domain of the federal government. Concessions for exploration and mining are issued pursuant to the Bolivian Mining Code. Inti Raymi owns a group of concessions which include the Kori Kollo mine and operating facilities. A concession constitutes a right other than that of ownership of the land where the concession is located. Among other things, the payment of patents (fees) and engaging in certain work is required to keep concessions in good standing. A valid exploration concession also gives the concessionaire the exclusive option to obtain, in accordance with provisions of the Bolivia Mining Code, exploitation concessions within the exploration area. A valid exploitation concession gives the concessionaire the exclusive right to exploit minerals subject to the concession from the area covered by the concession.

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

ENVIRONMENTAL MATTERS

        Set forth below is a summary description of various environmental matters affecting the Company, including various domestic and foreign, national, state and local legislation and regulations governing, among other things, mineral exploration, development, production and refining. Environmental laws and regulations in most countries allow the imposition of civil and criminal penalties for violations. The Company believes it is in substantial compliance with all material aspects of such applicable laws and regulations. The Company is not aware of any material environmental constraint affecting its existing mines or development properties that would preclude the economic development or operation of any of the Company's mines or projects.

UNITED STATES

        General. The Company is required to obtain a full range of environmental permits and approvals of reclamation plans to develop new properties and to maintain such permits for ongoing operations, reclamation, closure, and post- closure activities. Existing and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that the Company would not proceed with the development or operation of a mine.

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

        The Resource Conservation and Recovery Act ("RCRA") RCRA regulates the generation, transportation, treatment, storage and disposal of hazardous wastes, special wastes, and some non-hazardous wastes. Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency ("EPA") regulations governing hazardous waste. The EPA is proceeding with development of a program to regulate mining waste pursuant to its solid waste management authority under RCRA. Under this program, certain processing and other wastes, as well as high volume extraction and beneficiation wastes, will eventually be regulated by the EPA. In this connection, RCRA is currently pending legislative re-authorization and the EPA is studying regulations concerning how mine wastes should be managed and regulated. If the Company's mining wastes are treated as hazardous wastes, material expenditures would be required for the construction of additional waste disposal facilities and other possible corrective action measures.

        The Clean Water Act ("CWA") CWA controls, among other things, the point source discharge of pollutants into navigable surface waters by requiring effluent discharge permits. The EPA promulgated stormwater regulations in 1991 which regulate point source stormwater discharge at all United States mining operations. BMG has applied to state authorities and received general permits for point source stormwater discharges under relevant state and federal regulations. The general permits allow the use of Best Management Practices ("BMPs") for control of potential pollutants. If the BMPs are not effective, then more stringent treatments could be required.
At this time, the Company does not anticipate that more stringent treatments will be required.

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

        The National Environmental Policy Act of 1969 ("NEPA") Under NEPA, if any project is to be undertaken that would significantly affect the quality of the environment and that would require a permit or approval from a federal agency, a detailed EIS or an environmental assessment may be required by the federal agency. It is possible that new projects and extensions of many of the Company's existing projects would require NEPA compliance. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction. Similar state laws also may be applicable. Furthermore, the NEPA process often engenders citizen involvement which can result in substantial delays in the permitting process.

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

        In the various states in which the Company operates or has projects, laws and regulations have been promulgated that are at least as stringent as RCRA, CWA and CAA and the regulations promulgated thereunder. Such states have assumed authority from the EPA for permitting and enforcement of these federal laws and regulations. Should the EPA promulgate more stringent regulations, the states must conform their regulations or risk having permitting and enforcement authority revert to the EPA.

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

        Battle Mountain Complex. BMG has been issued a water pollution control permit for the Battle Mountain Complex project facilities from the Nevada Division of Environmental Protection. This permit was amended in 1994 to include the Reona operations. Groundwater samples from a highly mineralized area near historic copper leach activities indicate that the groundwater in this vicinity is acidic and high in metals. Pursuant to the State-issued water pollution control permit covering the site, the Company has prepared and submitted a work plan for further investigation of groundwater in this area. BMG has also been included in a stormwater discharge general permit which covers the Battle Mountain Complex area.

        BMG has applied for a reclamation permit covering the Battle Mountain Complex area which is currently under review. The Company has investigated the discharge to groundwater of chloride (salt) from the tailings facility at the Battle Mountain Complex. This facility was unlined at the time it was constructed in keeping with then-accepted practice. The Company is currently evaluating mitigation alternatives to achieve applicable water quality standards. The Company currently expects to achieve the applicable standards by utilizing the high chloride water in connection with its proposed Phoenix operations.

        BMG is currently conducting further site characterization studies for the Battle Mountain Complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate reclamation and closure requirements. Adverse site characterization results or the imposition by regulatory authorities of unanticipated reclamation and closure standards could substantially increase future reclamation and closure requirements and expenditures. Based on data collected to date, management has not identified any adverse site characterization results that are expected to have a material adverse effect on the Company's financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

        Crown Jewel Project. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Approximately two dozen permits and approvals must be obtained from federal, state and local agencies before the mine can be put into operation. The State Environmental Policy Act ("SEPA") mandates an exhaustive review of the environmental impact of the project. In addition, NEPA compliance is necessary, including the preparation of an EIS which is also used to satisfy the SEPA requirements. Most permits for the Crown Jewel project require the completion of the NEPA/SEPA process before such permits can be issued. The draft EIS was released for public comment in June 1995. The final EIS is expected to be released by the end of 1996. BMG is currently engaged in final negotiations with relevant Washington State permitting agencies to develop a schedule for agency decisions on all major state permit applications. Start-up of the Crown Jewel project is difficult for the management of BMG to predict since it is contingent upon many variables not within BMG's control, including administrative and judicial appeals, and inter-governmental coordination.

BOLIVIA

        An additional tailings treatment facility is being constructed at the Kori Kollo mine and is expected to be operational in the first half of 1996. In Bolivia, new environmental regulations to implement federal legislation passed in 1992 became effective in December 1995. The official version of the new regulations is not yet available. Based on the Company's preliminary review of the available unofficial version of such regulations, the new regulations will generally require the preparation of environmental impact studies, set air and water quality discharge standards, provide protocols for dealing with and remediating the effects on the environment of hazardous substances, set site environmental management standards and provide procedures and schedules for existing operations to come into compliance. Such regulations contain new environmental standards and requirements applicable to the Company's Kori Kollo project which, depending on the final form of the regulations and how the regulations are implemented and interpreted, could require expenditures and changes in operations; and it is possible that such expenditures and changes could have a material adverse effect on the Company's financial condition or results of operations. However, based on the Company's initial review of the available version of the regulations and assuming reasonable interpretation and implementation, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

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

        In 1994, the Queensland government passed the Environmental Protection Act (EP Act), which includes comprehensive environmental legislation which supersedes prior law. The lead agency for the EP Act is the Department of Environment and Heritage; however, the Department of Minerals and Energy was to be granted authority for licensing mining operations. No agreement has been reached between the two agencies on a Memorandum of Understanding, so in early 1996 interim licenses procedures were established for the mining industry. These interim licenses are effective until September 1997. Until the Memorandum of Understanding is completed, the Company is not able to accurately assess the impact of this new legislation on the Company's operations and exploration activities in Australia.

PAPUA NEW GUINEA

        Mining operations in PNG are subject to comprehensive environmental regulations pursuant to legislation requiring the preparation of an EIS and legislation setting environmental standards and approval requirements for activities which may affect air, land or water.

TAXES

UNITED STATES

        The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to tax until repatriated to the United States. While the United States allows a credit for foreign income taxes paid, the limitations on such credit may substantially reduce or eliminate the benefit of the credit.
The top marginal U.S. statutory corporate rates are presently 35 percent for regular tax and 20 percent for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years.
At December 31, 1995, the Company had approximately $71.8 million of regular net operating losses and $9.3 million or alternative minimum tax net operating loss carryforwards expiring beginning in 2007 available to offset future U.S. federal income tax and approximately $4.6 million of alternative minimum tax credits available on an indefinite carryforward basis. These amounts are subject to adjustment upon a subsequent audit by the Internal

Revenue Service. The Company is also subject to state and local taxes in jurisdictions in which it is engaged in business operations.

BOLIVIA

        In December 1994, the laws in Bolivia were amended to generally subject Bolivian mining operations to income tax. Pursuant to certain provisions under the Bolivian Mining Code and tax legislation which exempted, on an interim basis, mines which were operating in 1994 from the income tax, Inti Raymi is subject to a 3 percent royalty which is assessed on gold sales. Starting in late 1999, however, the exemption terminates and Inti Raymi would then be subject to the income tax regime which will impose taxes equal to the greater of 25 percent of assessable income or a royalty of 2.5 percent of gold sales. The Company believes that Inti Raymi is the only large mining company in Bolivia which is currently benefiting from such exemption. There is no assurance that the Bolivian tax regime will not be modified in the future. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

        Dividends and interest paid by Inti Raymi to BMG are subject to a 12.5 percent Bolivian withholding tax. Inti Raymi generally pays import duties and Bolivian Value Added Tax on all purchases. Inti Raymi subsequently claims refunds from the Bolivian government of the import duties and the domestically sourced Value Added Tax by means of tax certificates used to pay taxes due on its sales. Inti Raymi is also subject to transaction taxes on domestic transactions. See "Business and Properties of the Company -- Inti Raymi -- General" and see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

AUSTRALIA

        Battle Mountain (Australia) Inc. and Pajingo Gold Mine Pty. Ltd. are subject to tax on income derived from its 1995 exploration and mining operations. However, no taxes are expected to be paid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Australian dividends are currently subject to a 15 percent Australian withholding tax.

        Niugini Mining (Australia) Pty. Ltd., a wholly-owned Australian subsidiary of Niugini Mining, is subject to tax at the corporate rate of 36 percent on its mining, hedging and investment income. However, such income is expected to be offset by certain deductions and loss carryforwards available to Niugini Mining (Australia) Pty. Ltd.

        The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2 percent of gross sales after deducting A$30,000 or 5 percent of the operating income that exceeds A$30,000.

PAPUA NEW GUINEA

        Niugini Mining is subject to corporate tax in PNG. Assessable income, after utilization of existing tax loss carryforwards, will be subject to a 35 percent income tax because Niugini Mining is a PNG resident corporation. The dividend withholding tax rate is currently 17 percent. Niugini Mining did not pay any dividends in 1995.

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

EMPLOYEES

The number of full-time employees of the Company at December 31, 1995 was:

BMG
---
Battle Mountain Complex*                                           126
San Luis mine                                                       93
Pajingo mine                                                        46
Crown Jewel project                                                 10
U.S. corporate and exploration staff                                70
Australian corporate and exploration staff                          17
Bolivian corporate and exploration staff                             4

Inti Raymi
----------
Inti Raymi corporate, operations and exploration staff*            553
SERMAT corporate and mining staff*                                 223

Niugini Mining
--------------
San Cristobal mine*                                                250
Red Dome mine*                                                     103
Niugini Mining corporate and exploration staff                      16
                                                                 -----
Total                                                            1,511
                                                                 =====

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

        On March 5, 1996, the New York foreign exchange selling rate in U.S. dollars applied to trading among banks in amounts of $1 million or more, as quoted at 3:00 p.m. Eastern time by Bankers Trust Company, was A$1.00 equals US$.7596.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 1995 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Listed below are the names and ages as of March 1, 1996, of each of the present executive officers of the Company together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected. Mr. Elers has been employed with the Company since April 1988 and has served in his current capacity since April 1990. Mr. Werneburg has been employed with the Company since November 1989 and has served in his current capacity since April 1990. Messrs. Mazur, Quinn and Reisbick have been employed with the Company since July 1985. Mr. Reisbick previously served as General Manager, North America Exploration until November 1992. Mr. O'Connell was Vice President of the Company from May 1992 until July 1992 when he was named Vice President - Finance and Chief Financial Officer. Prior to joining the Company, Mr. O'Connell served as Assistant Controller, Worldwide Exploration and Production for Marathon Oil Company since January 1991.

KARL E. ELERS (57)            -    Chairman of the Board and Chief Executive
                                   Officer and Director

KENNETH R. WERNEBURG (54)     -    President and Chief Operating Officer and
                                   Director

JOSEPH L. MAZUR (57)          -    Vice President - Administration and
                                   Communications

R. DENNIS O'CONNELL (49)      -    Vice President - Finance and Chief Financial
                                   Officer

ROBERT J. QUINN (40)          -    Vice President, General Counsel and Secretary

FRED B. REISBICK (58)         -    Vice President - Exploration

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

        The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the NYSE Composite Tape.

        1995                                    High                 Low
                                              ---------            --------
            First Quarter                     $  12                $  8 7/8
            Second Quarter                    $  12 3/8            $  9 3/8
            Third Quarter                     $  10 7/8            $  9 3/8
            Fourth Quarter                    $   9 7/8            $  7 5/8
        1993
            First Quarter                     $  12 1/8            $ 10 3/8
            Second Quarter                    $  11 3/8            $  9 1/8
            Third Quarter                     $  12 3/4            $  9 5/8
            Fourth Quarter                    $  12 3/4            $  9 3/8

        As of March 5, 1996, the Company had 19,237 record holders of Common Stock.

        Cash dividends of $0.025 per share were paid in each half of fiscal 1995 and 1994. A determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. The Company's ability to pay dividends is subject to certain restrictions contained in the Company's revolving credit facility. These restrictions are not expected to affect the payment of dividends. For a further discussion of the credit facility and of restrictions on Inti Raymi's ability to pay dividends to BMG, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements under Item 8 herein. The Company intends to retain most of its earnings to support current operations, to fund exploration and development projects and to provide funds for acquiring gold properties.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                                         Year Ended December 31,
                                                    ------------------------------------------------------------------
                                                      1995          1994           1993          1992           1991
                                                    ---------     ---------     ----------     ---------     ---------
                                                           (expressed in thousands, except per share amounts)
Income Statement Data:
Gross revenue                                       $ 299,295     $ 242,984     $  207,251     $ 192,190     $ 176,464
                                                    =========     =========     ==========     =========     =========
Net revenue                                         $ 284,260     $ 229,670     $  193,415     $ 181,803     $ 170,242
                                                    =========     =========     ==========     =========     =========
Operating income (loss)(1)                          $  15,984     $  19,942     $   (5,734)    $ (45,295)    $  (6,398)
                                                    =========     =========     ==========     =========     =========
Income (loss) before cumulative effect of
   accounting changes(1)                            $  15,245     $   9,572     $   (4,405)    $ (34,941)    $  (1,174)
Cumulative effects of accounting
   changes (net of taxes) (2)                               -             -              -        (1,462)            -
Net income (loss)(1)                                   15,245         9,572         (4,405)      (36,403)       (1,174)
Preferred dividends                                     7,475         7,475          3,738             -             -
                                                    ---------     ---------     ----------     ---------     ---------
Net income (loss) to common shares(1)               $   7,770     $   2,097     $   (8,143)    $ (36,403)    $  (1,174)
                                                    =========     =========     ==========     =========     =========
Income (loss) per share before accounting changes   $     .09     $     .02     $     (.10)    $    (.44)    $    (.02)
Cumulative effects of accounting changes
   (net of taxes) per share (2)                             -             -              -          (.02)            -
                                                    ---------     ---------     ----------     ---------     ---------
Net income (loss) per share                         $     .09     $     .02     $     (.10)    $    (.46)    $    (.44)
                                                    =========     =========     ==========     =========     =========
Cash dividends per common share                     $     .05     $     .05     $      .05     $     .10     $     .10
                                                    =========     =========     ==========     =========     =========

                                                                            As of December 31,
                                                    ------------------------------------------------------------------
                                                      1995          1994           1993          1992           1991
                                                    ---------     ---------     ----------     ---------     ---------
 Balance Sheet Data:                                                     (expressed in thousands)
 Total assets                                       $ 737,139     $ 679,769     $  668,152     $ 577,484     $ 524,520
                                                    =========     =========     ==========     =========     =========
 Long-term debt, less current maturities            $ 169,175     $ 165,602     $  179,053     $ 198,593     $ 125,403
                                                    =========     =========     ==========     =========     =========
 Shareholders' equity                               $ 371,058     $ 375,634     $  369,560     $ 269,779     $ 314,562
                                                    =========     =========     ==========     =========     =========

1. In 1995, the Company wrote off $1.4 million, net of a $.8 million income tax benefit related to the decommissioned and dismantled milling facility formerly used at the depleted Fortitude mine in Nevada. In 1992, the Company (i) wrote down $17.6 million, net of a $9.1 million income tax benefit, of BMG's investment in the San Luis mine and (ii) wrote off $4 million, net of a $2 million income tax benefit, of BMG's investment in the previously closed Canyon Placer facility, which was abandoned because of gold prices being persistently less than needed for development. In 1991, the Company wrote down $4.5 million, net of a $1.1 million income tax benefit, of BMG's carrying value in its investment in the San Juan Project in California. In March 1992, BMG sold its interest in the San Juan Project.

2. For 1992, includes the Company's adoption of SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (see Notes 5 and 6 to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents significant financial data related to the Company's results of operations for the years ending December 31:

                                                          1995           1994          1993
                                                       ----------     ----------    ----------

        Gold sales (ounces) - 100%                        713,000        569,000       503,000

        Gold revenue realized per ounce                $      384     $      386    $      366

        Average London PM fix per ounce                $      384     $      384    $      360

        Cash production costs per equivalent gold
        ounce produced *                               $      202     $      203    $      232

        Depreciation, depletion and amortization
        per equivalent ounce produced                  $       92     $       83    $       82

        * Includes mining, milling and other plant costs directly related to a mine site and stripping cost adjustments but excludes third party smelting costs, transportation costs, royalties, depreciation, depletion and amortization and taxes.

Revenues - Gross revenue increased in 1995 compared with 1994 primarily because of increased sales volumes. Sales volumes increased at all of the Company's mines in 1995 compared with 1994 with the largest increases coming from the Kori Kollo mine, the Battle Mountain Complex mines and the Red Dome mine. Production volumes increased at the Kori Kollo mine in 1995 because of increased mill throughput. Production volumes at the Red Dome mine and the Battle Mountain Complex increased in 1995 because 1995 was the first full year of production from the new mine areas at these sites.

         Gross revenue increased in 1994 compared with 1993 because of increased sales volumes, primarily from the Kori Kollo and San Cristobal mines, and an increase in the average realized price of gold. Volumes from the Kori Kollo mine increased in 1994 compared with 1993 because 1994 was the first full year of operation of that mine's new milling facilities and because of increased recoveries. Upgrading of the crushing facilities at the San Cristobal mine was the main factor contributing to the increase in that mine's sales volume in 1994. The increases at Kori Kollo and San Cristobal in 1994 compared with 1993 were partially offset by a significant decrease in sales volumes at the Red Dome mine, which was caused primarily by the majority of the mining efforts at that mine being directed at a push back of the existing mine pit. Additionally, a pit wall slippage delayed startup of production from the push back of the mine pit and also delayed access to higher grade ore. The Battle Mountain Complex experienced a decrease in production volumes in 1994 compared with 1993 primarily because the Basin Leach facility which was the complex's main operation during 1993 was nearing the end of its production cycle. This decrease in production at the complex was partially offset by production from the start-up of the Reona Leach facility in October 1994.

Selling and Operating Costs - Freight, allowances and royalties increased in total and decreased slightly on a cost per equivalent ounce of gold sold basis in 1995 compared with 1994. These costs increased in total because of increased sales volumes and decreased on a cost per equivalent ounce basis because of reduced shipping costs for concentrate shipped from the Red Dome mine. Freight, allowances and royalties decreased in total and on a cost per equivalent ounce of gold sold basis in 1994 compared with 1993 due to fewer concentrate sales from the Red Dome mine in 1994. Shipments from the Red Dome mine carry relatively high shipping costs.

        Cash production costs increased in total in 1995 compared with 1994 but remained approximately the same on the basis of cost per equivalent ounce produced. The increase in total cash production costs is directly related to the increase in production from all of the Company's mines as previously discussed.

        Cash production costs decreased in total and on a per equivalent ounce of gold produced in 1994 compared with 1993. These costs decreased on a per equivalent ounce of gold produced basis because of an increased percentage (from approximately 41 percent in 1993 to approximately 52 percent in 1994) of volumes being produced at the Kori Kollo mine which has lower cash production costs per equivalent ounce than the rest of the mines. Cash operating costs per equivalent ounce of gold sold at the Kori Kollo mine were lower in 1994 compared with 1993 because of increased recoveries. The San Cristobal mine costs decreased on an equivalent ounce of gold sold basis because of the addition of more efficient crushing equipment. Lower per equivalent ounce cash production costs at the Battle Mountain Complex, the San Luis mine and the Pajingo mine also contributed to the decrease in cash production costs on a per ounce and total basis for 1994.

        Depreciation, depletion and amortization increased 38 percent in total and 11 percent on a per equivalent ounce of gold produced basis for 1995 compared with 1994. These costs have increased on an equivalent ounce basis primarily because of the high capital costs incurred to develop new areas at the Pajingo Complex and the Red Dome mine relative to the amount of production expected from these new areas. Depreciation, depletion and amortization increased 24 percent in total and remained approximately the same on a per equivalent ounce of gold produced basis for 1994 compared with 1993. The increase in total was caused primarily by increased sales volumes.

Exploration Costs - Exploration and evaluation expenses increased 24 percent in 1995 compared with 1994 and 53 percent in 1994 compared with 1993. In 1995 and 1994, the Company expanded its exploration activities in Australia, Indonesia and Bolivia, and also in the vicinity of currently operating mines. (See "-- Liquidity and Capital Resources -- Investing Activities").

Write-off of Property, Plant and Equipment - In June 1995, management decided that the Company would dismantle portions of the milling facility used for the milling of ore from the depleted Fortitude mine in Nevada rather than renovate it for use in the Phoenix project or other possibilities. Consequently, the net carrying value of this mill and related facilities was written off during June 1995 and resulted in a charge to operations of approximately $2.2 million. Spare parts related to this milling facility were rendered obsolete due to this decision and, therefore, $.9 million was charged to milling and other plant costs to expense these now obsolete parts. No further write-downs are currently anticipated, and none were recorded in 1994 or 1993.

General and Administrative Costs - The Company's general and administrative costs are presented on a consolidated basis without reduction for minority interest and include the following (in thousands):

                                                 Year ended December 31,
                                   ----------------------------------------------
                                    1995                1994               1993
                                   -------             -------           --------
        BMG                        $ 7,841             $ 8,198           $  8,672
        Inti Raymi                   2,482               1,638              1,794
        Niugini Mining               2,838               2,540              2,435
                                   -------             -------           --------
             Total                 $13,161             $12,376           $ 12,901
                                   =======             =======           ========

        As a result of evaluations of peer group operational and reporting practices, in 1995 management instituted alternative reporting of certain costs to allocate to mine operations certain costs which previously were recorded as general and administrative costs. The amounts for 1994 and 1993 have been reclassified for comparability to the 1995 treatment of these costs. These reclassifications resulted in a reduction in general and administrative costs in the amount of $4.7 million in 1994 and $4.6 million in 1993.

Other - Interest income decreased in 1995 compared with 1994 because of lower interest rates and lower average balances of invested cash. Interest income increased in 1994 compared to 1993 primarily due to an increase in invested cash balances and higher interest rates.

        Gross interest expense, including amounts capitalized, increased in 1995 compared with 1994 and in 1994 compared with 1993. Gross interest expense increased in 1995 because of increased borrowings. Niugini Mining borrowed $30 million under a bridge financing in order to purchase an additional interest in the Lihir project. This borrowing was repaid in December 1995. All of the interest expense related to this borrowing was capitalized as part of the Lihir investment. Gross interest expense also increased because of borrowings under the Company's new revolving credit facility during the fourth quarter of 1995. All interest related to the latter borrowings was capitalized as part of the Crown Jewel project.

        Gross interest expense, including amounts capitalized, increased in 1994 because of generally higher interest rates on Inti Raymi's variable rate debt which was somewhat offset by recoveries from interest rate cap contracts. The increase in gross interest expense due to increases in interest rates was partially offset by a decrease in outstanding debt.

        Interest with respect to borrowings attributable to any given project in the pre-commercial production stage is capitalized. The interest associated with the 6 percent convertible subordinated debentures has been and continues to be capitalized as part of the Lihir investment. Interest expense would be expected to increase when any acquisitions or mine development investments reach the operational stage.

        Other income (expense), net in 1995 included approximately $5.5 million in gains from the sale of various exploration prospects, primarily a $4.2 million gain on the sale of the Plutonic Bore exploration project in Australia. It also includes $1.3 million in royalties received from the owner of the Triple P ore deposit which was sold by the Company in 1993.

        Other income (expense), net in 1994 included approximately $.8 million in royalties from the owner of the Triple P ore deposit and a gain of $.7 million from the sale of a prospect in Chile. This income was offset by foreign currency losses of approximately $1.2 million attributable to Papua New Guinea kina cash deposits. The 1993 income resulted primarily from gains of $3.7 million from the sale of the Triple P ore deposit and $2 million from the sale of certain other long-term investments held by Niugini Mining.

        The Company's effective income tax benefit rate was 23 percent in 1995 compared with an income tax expense rate of 21 percent in 1994 and an income tax benefit rate of 48 percent in 1993. The effective income tax rate for 1995 was affected by the recognition of deferred tax assets related to foreign tax credits. The Company previously treated foreign taxes paid as deductions for U.S. income tax purposes; however, the Company has determined that it is more likely than not that it will be able to utilize foreign tax credits because of Inti Raymi's projected net income and its ability to remit earnings in the form of dividends to BMG.

        The effective income tax rate for 1994 was influenced by a reduction in the Company's deferred tax valuation allowance. In 1994, the Company determined that it was more likely than not that additional deferred tax benefits would be realized as a result of the Company's profitability in 1995.

        Income tax expense in 1994 resulted primarily from the accrual of withholding taxes on income from the Company's majority owned subsidiary Inti Raymi. The income tax benefit in 1993 resulted from the net operating loss generated in 1993.

        Net income attributable to minority interests increased in 1995 compared with 1994 and decreased in 1994 compared with 1993. Net income attributable to minority interest increased in 1995 because of increased profits generated by the Company's majority owned subsidiaries Inti Raymi and Niugini Mining. Minority interest in net income decreased in 1994 because of net losses incurred by Niugini Mining, as calculated under BMG's accounting policies which are in accordance with U.S. GAAP, compared with net income from Niugini Mining in 1993.

Net income - Net income increased in 1995 compared with 1994 in spite of reduced operating income because of the gains generated on the sale of exploration prospects and the income tax benefit derived from the recognition of foreign tax credits as described above. Operating income decreased in 1995 principally because of the write-off of assets at the Battle Mountain Complex as described above and increased exploration expenditures.

        The Company generated net income in 1994 primarily because of the increased profitability of its Kori Kollo mine in Bolivia and higher realized gold, silver and copper prices. Production increases and decreased operating costs per equivalent ounce of gold were the main factors contributing to Kori Kollo's profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary - At December 31, 1995, the Company had cash and cash equivalents of $46.1 million, of which $6.1 million was held by BMG, $29.4 million was held by Niugini Mining, and $10.6 million was held by Inti Raymi.

Operating Activities - The Company generated cash flow of $90.6 million, $83.1 million and $30.1 million from operating activities for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in cash flow from operating activities in 1995 compared with 1994 and 1994 compared with 1993 resulted primarily from the increased production and sales. In 1994, the recovery of approximately $8.1 million of refundable value added taxes from the Bolivian government paid in years prior to 1994 related to the construction of the Kori Kollo sulfide mining facilities contributed to the increase for that year. These increases were partially offset by increased outlays for materials and supplies in 1994 which increased inventories of materials and supplies by $4.6 million. Inventories of materials and supplies increased at the expanding Kori Kollo mine operations in Bolivia due to an increase in the quantities of the materials which must be retained at that mine site due to its remote location.

Investing Activities - Cash used for investing activities increased to $132.7 million in 1995 from $100.8 million in 1994 and $60.3 million in 1993. Capital and exploration expenditures were the most significant components contributing to the increase in cash flows used for investing activities. The Company has spent approximately $67 million on the Lihir project during 1995. Expenditures in 1995 include the acquisition by Niugini Mining of an additional interest in the Lihir joint venture (see "Investing Activities - Lihir Project" below). In 1995, the Company spent a total of approximately $25 million at the Kori Kollo mine on capital expenditures which included approximately $6.3 million for the recovery enhancement system and $1.4 million for the tailings treatment facility. The remaining amount of approximately $17 million was spent at the Kori Kollo mine primarily on various dewatering system projects and on the purchase of haul trucks and other mining equipment. The Company has spent a total of approximately $15.1 million on the recovery enhancement system and approximately $5.9 million on the tailings treatment facility. The new recovery enhancement system at Kori Kollo began operating in start-up mode in January 1996. Based on the varied results to date from partial system operation, a metallurgical review is under way in order to optimize the operating mode. Other throughput efforts to date have increased the recovery rate for sulfide ore by 6 percent compared to feasibility study levels and the objective of current plan review is to determine how much additional recovery is possible from the gravity concentrator.

        The Company has included $47 million for capital expenditures in its 1996 business plan. The plan includes $10.5 million for development of the Phoenix project and $8.4 million for development of the Crown Jewel project.
Of the total 1996 projected expenditures, 39 percent is expected to be spent in North America, 24 percent in Latin America, 8 percent in Australia and 29 percent in various countries by Niugini Mining.

        Phoenix Project - BMG has announced its decision to develop the Phoenix project, subject to permitting. The project, which is expected to be in operation in the first half of 1998, includes the construction of a milling facility and is located in the Copper Canyon area of the Battle Mountain Complex. The cost of developing the project is estimated to be approximately $142 million excluding capitalized interest and escalation, of which $7.2 million has been spent through December 31, 1995. The cost of the project has increased substantially primarily because the scope of the project has increased. The new project envisages a milling operation of 14,000 tons per day compared with the original plan of 10,000 tons per day. The project contains reserves of approximately 34.7 million tons of millable ore at an average ore grade of .05 ounces of gold per ton, and 11.9 million tons of heap leach ore with an average grade of .03 ounces of gold per ton, for a total of approximately 1.9 million contained ounces of gold. The project also includes approximately 10.1 million contained ounces of silver. The reserves were determined using cutoff grades ranging from .01 to .024 ounces of gold per ton and an assumed gold price of $385 per ounce. The estimated recovery factor was approximately 86 percent for the mill ore and 65 percent for the leach ore.

        Crown Jewel Project - BMG expects to construct a 3,000 ton per day milling facility with start-up possible in the spring of 1998, depending on the time it will take to complete the permitting process. A Draft Environmental Impact Statement was issued at the end of June 1995. The issuance of the Final Environmental Impact Statement is currently expected by the end of 1996.

        To earn a 54 percent ownership interest in the Crown Jewel project, BMG has agreed to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. These expenditures, plus acquisition costs, are currently estimated to be approximately $108 million excluding capitalized interest and escalation, of which, as of December 31, 1995, $54 million ($45.2 million of which has been capitalized) has been incurred. Management expects that BMG should be able to recover more than its total investment in the project from its 54 percent interest in the project's operating cash flows based on current market conditions and current expectations of the timing to obtain permitting.

        Lihir Project - BMG holds an indirect interest in the Lihir project through its 50.5 percent ownership of Niugini Mining, which in turn now owns
17.15 percent of Lihir Gold Limited ("LGL"). With a wholly-owned subsidiary of RTZ Corporation, plc ("RTZ") as operator, LGL is now developing and constructing the Lihir Project in Papua New Guinea ("PNG"). Financing for the project involved bank debt facilities and an initial public offering of common stock of LGL. The initial public offering was completed on October 6, 1995. The following paragraphs describe the series of now completed transactions related to the financing of the Lihir Project and the restructuring of its ownership.

        In March 1995, the Special Mining Lease ("SML") for the Lihir project was executed by the PNG government and final landowner agreements were executed in April 1995. The SML provided Niugini Mining, and subsidiaries of RTZ and the PNG government, as joint venture partners, the right to develop and operate the Lihir gold project. In connection with the execution of the SML, an entity of the PNG government acquired an intermediate 30 percent joint venture interest, pro rata from RTZ's 80 percent position and Niugini Mining's 20 percent position. In June 1995, Niugini Mining acquired an additional 16 percent of the Lihir joint venture from a subsidiary of RTZ for $54.1 million, which included payment of Niugini Mining's share of joint venture costs and interest dating back to January 1, 1994. Niugini Mining then temporarily owned, pending the planned initial public offering described below, a 30 percent interest in the Lihir joint venture.

        Niugini Mining, and subsidiaries of RTZ and the PNG government (the "Sponsoring Parties") formed LGL for the sole purpose of ownership of the Lihir project. Initially, upon transfer of the joint venture interests of the respective owners, LGL was owned 30 percent by Niugini Mining, 40 percent by a subsidiary of RTZ and 30 percent by an entity of the PNG government. On October 6, 1995, LGL completed a planned initial public offering of common stock raising approximately $450 million to be used for the construction, development and initial operation of the Lihir project. Prior to consummation of the offering, the joint venture assets related to the Lihir project were contributed by the Sponsoring Parties to LGL. Additional funding required for the project is to be provided in the form of debt financing by LGL. In connection with the LGL debt financing, Niugini Mining has guaranteed, until project completion, 30 percent of LGL's obligations under the facility (which obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements). Neither BMG nor its non-Niugini Mining subsidiaries have any obligation or liability under this guarantee. In addition, Niugini Mining has pledged its LGL shares as security under the facility until project completion.

         The initial public offering was the final transaction in the series of transactions which restructured and reduced BMG's participation in the Lihir project. As a result of the initial public offering, Niugini Mining now owns a
17.15 percent interest in LGL and BMG's attributable interest is 8.7 percent. In the fourth quarter of 1995, the Company recorded the effects of this series of transactions. An increase in Niugini Mining's shareholders' equity of approximately $57 million related to the issuance of the common stock by LGL at a value in excess of Niugini Mining's carrying value per share in LGL was recorded. This increase was recorded as a credit to additional paid-in capital consistent with the Company's accounting policy with regard to transactions of this nature. An offsetting increase in the carrying value of Niugini Mining's investment in LGL was recorded. The Company attributed $28 million of this increase to minority interest in its consolidated financial statements; the remainder was credited to additional paid in capital. Also, as a result of these transactions, the Company amortized approximately $35 million of its investment in Niugini Mining, which has been attributed to the investment in LGL. This amortization was recorded as a charge to the Company's additional paid in capital. The net result of these transactions in the Company's Consolidated Financial Statements was an increase in the carrying value of the LGL investment of approximately $22 million, an increase in minority interest of approximately $28 million and a net decrease in additional paid in capital of approximately $6 million. As of December 31, 1995, the carrying value of the Company's investment in the Lihir project was approximately $225 million. Niugini Mining's interest in LGL is being accounted for using the equity method of accounting.

        The capital costs for the Lihir project were estimated by the manager of the project at $673 million. The manager's estimate of total cash operating costs, which exclude royalties and sales costs, is $234 per ounce over the expected life of the project. The estimate of minable sulfide reserves is
114.6 million tons, or 14.6 million contained gold ounces, with an average grade of .13 ounces of gold per ton.

        Exploration - The Company currently estimates that it will spend approximately $18.3 million on its 1996 exploration programs in search of potential additional mineral deposits. Of this amount, 10 percent is budgeted to be spent in North America, 30 percent in Latin America, 31 percent in Australia and the South Pacific and 23 percent in various countries by Niugini Mining. The remaining six percent of the budgeted amount is earmarked for evaluation of exploration and acquisition opportunities worldwide. During 1995, the Company spent approximately $18.8 million on exploration and evaluation activities and related capital expenditures.

Financing Activities - On November 6, 1995, the Company completed a new committed non-reducing revolving credit agreement with a syndicate of six banks, led by Citibank N.A. as agent. In connection with the new revolving credit agreement the Company terminated its previously existing committed revolving credit agreement. The new facility provides for unsecured borrowings of up to $75 million, of which $17 million was outstanding as of December 31, 1995. Interest rates under the facility are based on the facility agent's base rate, LIBOR, applicable certificate of deposit rates or gold funding rates plus an applicable margin which is subject to adjustment in case of certain changes in BMG's credit rating and certain financial ratios. Additionally, interest charges increase when outstanding borrowings under this facility exceed $25 million and, again, when such borrowings exceed $50 million. The revolving credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth, contained production, mineral reserves and working capital, as well as certain restrictions on liens, investments, additional debt, lease obligations, and the acquisition or disposition of assets. These restrictions are not expected to affect planned operations.

        BMG may borrow an additional $15 million through a separate uncommitted revolving credit facility. As of December 31, 1995, no borrowings were outstanding under this facility; however, letters of credit amounting to approximately $2.2 million had been issued.

        BMG's majority-owned Bolivian subsidiary, Inti Raymi, borrowed funds from three international agencies, the Overseas Private Investment Corporation ("OPIC") ($40 million), the

International Finance Corporation ("IFC") ($40 million) and the Corporacion Andina de Fomento ("CAF") ($15 million) under three separate but coordinated financing facilities. These facilities provided most of the funding necessary for the development of the Kori Kollo mine. Each of these facilities imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders, and limits additional fixed asset purchases or dispositions, debt and liens. As of February 22, 1996, Inti Raymi owed an aggregate of $65.6 million under these facilities. This amount includes $2.6 million previously owed by Inti Raymi to OPIC. The IFC facility includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time, at IFC's option, into a 3.98 percent ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid in semi-annual installments which commenced in December 1994 and will continue through June 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices.

        In 1994, Inti Raymi successfully obtained lender acceptance of project completion status under the Kori Kollo project financing agreements. Accordingly, BMG is no longer required to provide financial support to Inti Raymi under the terms of these agreements. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends up to the amount of Inti Raymi's net income for the preceding fiscal year, which ends September 30. In 1995, Inti Raymi paid dividends of $20 million to its shareholders ($17.6 million to BMG). In both 1994 and 1995, dividends paid by Inti Raymi to its shareholders were less than amounts permitted under the financing agreements because available cash was required to fund Kori Kollo plant modifications. Permitted but unpaid amounts of dividends in one year are available for dividend declarations in future years and it is expected that future Inti Raymi dividends will be declared and paid based, in part, on such availability.

        The OPIC and IFC loan agreements require that the current mining plan indicate that production from the Kori Kollo mine extends at least three years beyond the final scheduled principal payment ("Reserve Life Provision"). Failure to meet this Reserve Life Provision results in the suspension of all debt repayments from Inti Raymi to its shareholders and all Inti Raymi dividend payments until such time as compliance with the Reserve Life Provision is achieved by either a pre-payment of a sufficient portion of the debt or an increase in the Kori Kollo mine ore reserves. The IFC and CAF loan agreements contain provisions which entitle their respective agencies to receive principal pre-payments proportionate to those received by OPIC. In the third quarter of 1994, the Company completed a rescheduling of the life of mine production and observed that the new schedule was not in compliance with the Reserve Life Provision due to more accelerated mining and production than originally planned. The then-current plan indicated that production would extend approximately 2.8 years beyond the date of the final scheduled principal payment. To allow continuing payments of dividends and the repayment of intercompany debts, Inti Raymi obtained temporary waivers permitting noncompliance with the Reserve Life Provision until June 30, 1996. Inti Raymi has recently announced reserve additions which the lenders have approved as sufficient to satisfy the Reserve Life Provision.

        In December 1995, Niugini Mining completed a bonus issue of options under which its shareholders had received one option for each four shares of Niugini Mining stock held as of June

26, 1995. All the options issued were exercised on December 8, 1995 and each option allowed the holder to purchase one share of Niugini Mining stock for A$2.00. Niugini Mining sold approximately 23.5 million shares of Niugini Mining stock for aggregate proceeds of approximately A$47 million upon exercise of the options. Niugini Mining had agreed to a bridge financing facility of US$30 million which was drawn down in June 1995 to enable consummation of the purchase of the additional interest in the Lihir joint venture (see "Investing Activities" above). The bridge financing was secured by the proceeds of the exercise of the options and therefore a majority of the proceeds from the stock issuance were used to repay the bridge financing.

        The Company does not expect Niugini Mining to pay dividends currently because of Niugini Mining's other business commitments and plans for its working capital.

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

Conclusion - The Company expects the cash currently held along with cash flows from operations and financing facilities currently in place, to be adequate to meet its cash needs at least through the end of 1996.

Government Regulation - All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts its business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units of production method such that the estimated cost of ultimate reclamation is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Accruals amounting to an aggregate of $8.0 million at December 31, 1995, are included as long-term liabilities in the Company's consolidated balance sheet. At the Battle Mountain Complex, aggregate reclamation expenditures estimated to be spent in future periods are expected to amount to approximately $7.8 million. Actual expenditures made to date have equaled the total amount accrued to date, therefore there is no net accrued liability at December 31, 1995, for this location. Estimated ultimate reclamation obligations and related accrued liability balances at December 31, 1995, respectively, for each of the Company's other operating mines is as follows: San Luis $3.3 million and $1.7 million, Pajingo $2.6 million and

$1.5 million, Kori Kollo $10.0 million and $1.9 million and Red Dome $3.7 million and $2.9 million. Reclamation expenditures for the San Cristobal mine are not expected to be material.

        Legislative amendment of the General Mining Law, under which the Company holds claims on public lands in the U.S., could take place in 1996. Among other things, such legislation could impose a royalty on production from public lands. Approximately 40 percent of the Reona reserves, 23 percent of Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands. However, a First Half - Mineral Entry Final Certificate has been issued with respect to the unpatented portion of the Crown Jewel ore body and mineral surveys have been completed for the claims constituting the unpatented portion of the Crown Jewel, Reona and Phoenix project reserves. The Company cannot yet predict whether existing law will be amended, the extent of such amendment or the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

        The Company has investigated the discharge to groundwater of chloride
(salt) from the tailings facility at the Battle Mountain Complex. This facility was unlined at the time it was constructed in keeping with then-accepted practice. The Company is currently evaluating mitigation alternatives to achieve applicable water quality standards. The Company currently expects to achieve the applicable standards by utilizing the high chloride water in connection with its proposed Phoenix operation. Additionally, recent groundwater samples were taken from a highly mineralized area near historic copper leach activities. The results indicate that groundwater in this vicinity is acidic and high in metals. Pursuant to the State-issued Water Pollution Control Permit covering the site, the Company has prepared and submitted a work plan for further investigation of groundwater in this area. Due to the preliminary nature of this investigation, it is not possible to estimate what, if any, remediation might be required.

        In Bolivia, new environmental regulations to implement federal legislation passed in 1992 became effective in December 1995. The official version of the new regulations is not yet available. Based on the Company's preliminary review of the available unofficial version of such regulations, the new regulations generally will require the preparation of environmental impact studies, set air and water quality discharge standards, provide protocols for dealing with and remediating the effects on the environment of hazardous substances, set site environmental management standards and provide procedures and schedules for existing operations to come into compliance. Such regulations contain new environmental standards and requirements applicable to the Company's Kori Kollo project which, depending on the final form of the regulations and how the regulations are implemented and interpreted, could require expenditures and changes in operations, and it is possible that such expenditures and changes could have a material adverse effect on the Company's financial condition or results of operations. However, based on the Company's initial review of the available version of the regulations and assuming reasonable interpretation and implementation, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition or results of operations.

Forward Sales and Hedging - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

        Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating- rate long-term debt. At December 31, 1995, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 5.4 percent in 1995 to 7.2 percent in 1997. Inti Raymi has hedged 50 percent of its net interest rate exposure currently related to the Kori Kollo LIBOR based project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps amounting to $.5 million at December 31, 1995, has been included in other assets. Since the interest rate caps were put in place, the Company has amortized approximately $.2 million of such premiums and has received approximately $.2 million in settlement of expiring caps.

        The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's forward sales contracts at December 31, 1995:

                                                                     Average Price
                                                Amount                  Per Unit               Period
                                                ------               --------------        --------------
BMG
  Forward sales contracts
    Gold                                      129,977 oz                 US$397            Jan 96 - Oct 96

Niugini Mining
  Forward sales contracts
    Gold                                      91,529 oz                  A$536             Jan 96 - Dec 96
                                              28,679 oz                  US$386                Jan 96
    Silver                                    12,568 oz                 US$5.87                Jan 96
    Copper                                   2,000 tonnes               US$2,654           Jan 96 - Feb 96

Inti Raymi
  Forward sales contracts
     Gold                                     83,500 oz                  US$396            Jan 96 - Jun 96
  Purchased put options
     Gold                                     42,000 oz                  US$385            Jan 96 - Apr 96

        Deferred costs associated with Inti Raymi's forward sales contracts amounted to $1.3 million and $1.5 million at December 31, 1995 and 1994, respectively. Deferred costs associated with put options amounted to $.2 million at December 31, 1995. There were no put options at December 31, 1994.

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

Foreign Operations - The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. The Company's identifiable assets attributable to foreign operations as of December 31, 1995, were approximately $570 million and foreign operations represented approximately 81 percent of the total gross revenues of the Company for the year ended December 31, 1995. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

        In Bolivia, presidential and congressional elections are scheduled for mid-1997. Under the Bolivian constitution, a sitting president cannot serve consecutive terms. Therefore, a change in administration will occur in 1997. The current administration has initiated far reaching programs to decentralize central government's authority, to decentralize the distributions of the tax revenues, to reform the education and tax system and to promote private ownership of previously state-owned companies. While the Company believes these reforms are beneficial to the Bolivian people and Bolivian economy, it is difficult to predict the ultimate impacts of these, and associated reforms and a change in administration, on the Company's Bolivian operations.

        Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

Inflation and Changing Prices - Gold production costs and corporate expenses are subject to normal inflationary pressures, which, to date, have not had a significant impact on the Company. The Company's results of operations and cash flows are affected by fluctuations in the market prices of gold, silver and copper, and to a lesser extent by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   Index to Consolidated Financial Statements

                                                                                                   Page
                                                                                                   ----
Reports of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .    52

Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55

Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56

Consolidated Statement of Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .    57

Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .    59

Supplemental Financial Information
   (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    79

                       Report of Independent Accountants


February 23, 1996

To the Board of Directors and Shareholders of Battle Mountain Gold Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Battle Mountain Gold Company and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Battle Mountain Gold Company and its subsidiaries for the years ended December 31, 1994 and 1993 were audited by other independent accounts whose report dated February 17, 1995 expressed an unqualified opinion on these statements based on their audit and the report of other auditors.

Our audit of the consolidated financial statements also included an audit of the Financial Statement Schedules as of and for the year ended December 31, 1995 as listed on Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Houston, Texas

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Battle Mountain Gold Company:

We have audited the accompanying consolidated balance sheet of Battle Mountain Gold Company (a Nevada corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Niugini Mining Limited and subsidiaries, which statements reflect assets and net sales of 18 percent and 23 percent in 1994 and 17 percent and 29 percent in 1993, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Company and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 (a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              ARTHUR ANDERSEN LLP

Houston, Texas
February 17, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Battle Mountain Gold Company and the Board of Niugini Mining
Limited:

We have audited the consolidated balance sheet of Niugini Mining Limited (a company incorporated in Papua New Guinea) and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994 and the consolidated financial statement schedules which are not presented separately in the Battle Mountain Gold Company December 31, 1995 Form 10-K. Battle Mountain Gold Company is the Company's majority shareholder. Those financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niugini Mining Limited and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND


Sydney, Australia
                                January 31, 1995

                          BATTLE MOUNTAIN GOLD COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                Year Ended December 31,
                                                                        --------------------------------------
                                                                          1995           1994           1993
                                                                        --------       --------       --------
                                                                           (Expressed in thousands except
                                                                                 per share amounts)
GROSS REVENUE                                                           $299,295       $242,984       $207,251
  Less:  freight, allowances and royalties                                15,035         13,314         13,836
                                                                        --------       --------       --------
NET REVENUE                                                              284,260        229,670        193,415

COSTS AND EXPENSES
 Mining costs                                                             43,963         30,404         35,906
 Milling and other plant costs                                           117,409         98,566         97,163
 Depreciation, depletion and amortization                                 70,752         51,247         41,389
 Exploration, evaluation and other lease costs                            18,032         14,542          9,474
 Asset write-downs                                                         2,222              -              -
 General and administrative expenses                                      13,161         12,376         12,901
 Taxes, other than income                                                  2,737          2,593          2,316
                                                                        --------       --------       --------
 Total costs and expenses                                                268,276        209,728        199,149
                                                                        --------       --------       --------
OPERATING INCOME(LOSS)                                                    15,984         19,942         (5,734)

 Interest income                                                           3,125          4,149          2,689
 Interest (expense)                                                      (14,099)       (13,722)       (13,103)
 Interest capitalized                                                      6,675          6,353          6,655
 Other income (expense), net                                               6,912           (244)         5,708
                                                                        --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                                        18,597         16,478         (3,785)
 Income tax (benefit) expense                                             (2,804)         2,519         (4,089)
 Minority interest in net (income)                                        (6,156)        (4,387)        (4,709)
                                                                        --------       --------       --------
NET INCOME (LOSS)                                                         15,245          9,572         (4,405)
 Preferred dividends                                                       7,475          7,475          3,738
                                                                        --------       --------       --------
NET INCOME (LOSS) TO COMMON SHARES                                      $  7,770       $  2,097       $ (8,143)
                                                                        ========       ========       ========
NET INCOME (LOSS) PER SHARE:                                            $    .09       $    .02       $   (.10)

DIVIDENDS PER COMMON SHARE                                              $    .05       $    .05       $    .05

AVERAGE COMMON SHARES OUTSTANDING FOR
  INCOME PER SHARE PURPOSES                                               86,327         86,071         80,132

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                            December 31,
                                                                                  ------------------------------
                                                                                    1995                  1994
                                                                                  --------              --------
                                                                                     (Expressed in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $ 46,071              $ 76,464
  Accounts receivable                                                               26,320                22,810
  Inventories                                                                        4,158                 5,048
  Materials and supplies, at average cost                                           26,563                27,730
  Other current assets                                                              12,846                 7,014
                                                                                  --------              --------
    Total Current Assets                                                           115,958               139,066

Investments                                                                        230,652                 4,092
Property, Plant and Equipment, net                                                 360,270               524,148
Other Assets                                                                        30,259                12,463
                                                                                  --------              --------
    Total Assets                                                                  $737,139              $679,769
                                                                                  ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short term borrowings                                                           $  2,571              $      -
  Current maturities of long-term debt                                              13,427                13,427
  Accounts payable                                                                  13,251                14,527
  Payroll and related benefits accrued                                               5,039                 4,226
  Accrued interest                                                                   7,198                 6,714
  Other current liabilities                                                          5,448                 3,425
                                                                                  --------              --------
    Total Current Liabilities                                                       46,934                42,319
                                                                                  --------              --------
Long-term Debt                                                                     169,175               165,602
Other Liabilities                                                                   38,199                32,043
                                                                                  --------              --------
    Total liabilities                                                              254,308               239,964
                                                                                  --------              --------
Minority interest                                                                  111,773                64,171
                                                                                  --------              --------
Commitments and Contingencies (Note 14)                                                  -                     -

Shareholders' equity:
  Preferred stock, $1.00 par value:
    Authorized - 20,000,000 shares; issued and outstanding,
    1995 and 1994 - 2,299,980 shares                                               110,578               110,578
  Common stock, $.10 par value:
    Authorized - 200,000,000 shares; issued and outstanding,
    1995 - 81,133,540 shares and 1994 - 80,934,793 shares                            8,113                 8,094
  Additional paid-in capital                                                       199,533               206,735
  Retained earnings                                                                 53,971                50,327
  Cumulative foreign currency translation adjustment                                (1,137)                 (100)
                                                                                  --------              --------
    Total Shareholders' Equity                                                     371,058               375,634
                                                                                  --------              --------
    Total Liabilities and Shareholders' Equity                                    $737,139              $679,769
                                                                                  ========              ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                        Year ended December 31,
                                     ---------------------------------------------------------------------------------------------
                                                  1995                           1994                             1993
                                     ----------------------------     --------------------------     -----------------------------
                                                                       (Expressed in thousands)
                                                                       ------------------------
                                     Preferred   Common               Preferred  Common              Preferred   Common
                                      Shares     Shares    Amount      Shares    Shares   Amount       Shares    Shares     Amount
                                     ---------   ------    ------     ---------  ------   ------     ---------   ------     ------
PREFERRED STOCK, $1.00 par value;
 Authorized 20,000,000 shares;
  $50.00 liquidation preference
  per share:
  Balance January 1                    2,300          -   $110,578     2,300          -  $110,579          -          -    $      -

  Shares issued                            -          -          -         -          -         -      2,300          -     110,579
  Shares converted to Common               -          -          -         -          -        (1)         -          -           -
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------
  Balance December 31                  2,300          -    110,578     2,300          -   110,578      2,300          -     110,579
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------

COMMON STOCK, $.10 par value;

 Authorized 200,000,000 shares:
  Balance January 1                        -     80,935      8,094         -     80,266     8,027          -     80,016       8,002
  Shares issued                            -        199         19         -        669        67          -        250          25
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------
  Balance December 31                      -     81,134      8,113         -     80,935     8,094          -     80,266       8,027
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------

ADDITIONAL PAID-IN CAPITAL:
  Balance January 1                        -          -    206,735         -          -   202,011          -          -     202,417
  Shares issued                            -          -      1,705         -          -     5,933          -          -       1,732
  Exercise of Niugini Mining options       -          -     (2,208)        -          -    (1,209)         -          -           -
  Niugini Mining equity offering           -          -          -         -          -         -          -          -      (2,138)
  LGL equity offering                      -          -     (6,699)        -          -         -          -          -           -
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------
  Balance December 31                      -          -    199,533         -          -   206,735          -          -     202,011
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------

RETAINED EARNINGS:
 Balance January 1                         -          -     50,327         -          -    52,260          -          -      62,410
 Net income (loss)                         -          -     15,245         -          -     9,572          -          -      (4,405)
 Common stock dividends                    -          -     (4,126)        -          -    (4,030)         -          -      (2,007)
 Preferred stock dividends                 -          -     (7,475)        -          -    (7,475)         -          -      (3,738)
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------
 Balance December 31                       -          -     53,971         -          -    50,327          -          -      52,260
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------
CUMULATIVE FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                    -          -     (1,137)        -          -      (100)         -          -      (3,317)
                                       -----     ------   --------     -----     ------  --------      -----     ------    --------
TOTAL SHAREHOLDERS' EQUITY             2,300     81,134   $371,058     2,300     80,935  $375,634      2,300     80,266    $369,560
                                       =====     ======   ========     =====     ======  ========      =====     ======    ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                            ------------------------------------------
                                                                               1995            1994             1993
                                                                            ----------       ---------        --------
                                                                                     (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $   15,245       $   9,572        $ (4,405)
                                                                            ----------       ---------        --------
 Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation, depletion and amortization                                    70,752          51,247          41,389
    Exploration and evaluation costs                                            11,740          10,312           6,621
    Unproven leases abandoned                                                      279              59             146
    (Gain) loss from sales of assets                                            (5,153)            243          (6,429)
    Asset write-downs                                                            2,222               -               -
    Increase in accrued reclamation costs                                          143           1,341           1,517
    Loss (gain) on foreign currency transactions                                   439           2,075            (228)
    (Increase) decrease in accounts and notes receivable                        (3,212)         14,542         (13,337)
    Decrease (increase) in inventories                                             841          (4,469)          6,857
    Decrease (Increase) in materials and supplies                                1,167          (4,555)         (1,762)
    (Increase) in other current assets                                          (5,832)         (3,065)         (2,091)
    (Increase) in non-current portion of deferred mining costs                  (2,312)         (6,566)              -
    Increase (decrease) in accounts payable and other current liabilities        3,356           3,212          (5,058)
    Deferred income tax (benefit) expense                                       (4,968)          3,581               -
    Minority interest                                                            6,156           4,387           4,709
    Other net changes                                                             (278)          1,203           2,136
                                                                            ----------       ---------        --------
TOTAL ADJUSTMENTS                                                               75,340          73,547          34,470
                                                                            ----------       ---------        --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                        90,585          83,119          30,065
                                                                            ----------       ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of assets                                                5,636             257          10,729
    Acquisition of minority interest                                                 -          (5,200)              -
    Capital expenditures                                                      (120,010)        (85,335)        (64,665)
    Exploration and evaluation expenditures                                    (12,229)        (10,301)         (6,621)
    (Increase) decrease in restricted cash                                      (4,964)              -             (53)
    Other, net                                                                  (1,112)           (193)            329
                                                                            ----------       ---------        --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (132,679)       (100,772)        (60,281)
                                                                            ----------       ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash proceeds from stock issuances                                          19,350           6,397         130,934
    Cash proceeds from borrowings                                               64,964               -          36,891
    Cash dividend payments                                                     (11,524)        (11,505)         (7,743)
    Debt repayments                                                            (59,322)        (13,558)        (59,869)
    Other, net                                                                     (88)           (104)              -
                                                                            ----------       ---------        --------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                              13,380         (18,770)        100,213
                                                                            ----------       ---------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,679)         (2,451)            (36)
                                                                            ----------       ---------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (30,393)        (38,874)         69,961
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  76,464         115,338          45,377
                                                                            ----------       ---------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $   46,071       $  76,464        $115,338
                                                                            ==========       =========        ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Battle Mountain Gold Company ("BMG") and its wholly-owned and majority-owned subsidiaries (the "Company"). The accounts of Niugini Mining Limited, a Papua New Guinea precious metals exploration, development and production company ("Niugini Mining"), have been consolidated with the Company's from January 1, 1989 (See Note 10). The accounts of Empresa Minera Inti Raymi S.A., a Bolivian gold mining company ("Inti Raymi"), have been consolidated with the Company's from April 1, 1990 (See Note 10). All significant intercompany transactions have been eliminated in consolidation. Certain prior- period items have been reclassified in the consolidated financial statements in order to conform with current year presentation.

Inventories - Inventories, consisting of gold, silver and copper, are reported at the lower of cost or market, using the first-in, first-out method.

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

        Other property, plant and equipment includes capitalized lease costs and mine development costs for projects in progress. Capitalized exploration costs are evaluated on an annual basis and costs attributable to unproductive projects are charged directly to abandonment expense.

        Generally, depreciation, depletion and amortization of mining properties and related assets are determined using the units of production method based upon estimated recoverable ore reserve tonnages or reserve ounces at the beginning of each quarter. However, assets having an estimated life of less than the estimated life of the mineral deposits are depreciated on the straight-line method based on the expected life of the asset. Write-downs and write-offs of depreciable properties are included in accumulated depreciation, depletion and amortization. Effective December 31, 1995, the Company adopted SFAS 121, "Impairment of Long-lived Assets". There was no effect on the carrying value of the Company's assets as a result of this adoption.

Exploration and Evaluation Expenditures- With the exception of lease acquisition costs incurred to acquire mineral rights, the Company charges all exploration and predevelopment evaluation expenditures to expense as incurred prior to delineation of economic mineralization. Exploration costs incurred subsequent to delineation of economic mineralization are capitalized.

Capitalization of Operating Results During Mine Development - During the start-up period for each developing mine, operating costs may exceed revenues earned from the sale of precious metals produced. In these instances, all costs incurred during this pre-commercial production period, net of revenues earned, are capitalized as property costs.

Capitalization of Interest - Interest expense incurred attributable to pre-commercial production stage projects is capitalized until those projects commence commercial production.

Reclamation and Closure Costs - Reserves for estimated future reclamation and closure costs of the Company's operating sites are accrued on a units of production basis over the estimated lives of the respective mines. These costs are charged to milling and other plant costs as accrued (See Note 14).

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

        Effective January 1, 1994, Niugini Mining changed its functional currency from the Papua New Guinea kina to U.S. dollars for financial reporting purposes.

Income (Loss) Per Share - Income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the year, adjusted for common stock equivalents, if dilutive. The effects of common stock equivalents are not included in the computation of income per share for 1993 because of their antidilutive effect. Fully diluted earnings per share are not presented for any year because the effect of other dilutive securities would be antidilutive.

Statement of Cash Flows - At December 31, 1995, cash and cash equivalents included $29.4 million and $10.6 million attributable to Niugini Mining and Inti Raymi, respectively. Cash and cash equivalents at December 31, 1994, included $39.9 million and $15.4 million held by Niugini Mining and Inti Raymi, respectively. At December 31, 1995 and December 31, 1994, other assets included $5.8 million and $ .9 million, respectively, of restricted cash held by Niugini Mining.

        For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

        During the year ended December 31, 1995, the Company paid foreign withholding taxes of $2.2 million. During the year ended December 31, 1994, the Company received a U.S. income tax refund of $4.3 million and paid foreign withholding taxes of .9 million. During the year ended December 31, 1993, the Company paid $.7 million in U.S. income taxes. The Company paid $10.1 million, $6.4 million and $6.8 million in interest, net of amounts capitalized, during 1995, 1994 and 1993, respectively.

        During 1995, the Company's investing activities included the exchange of Niugini Mining's interest in the Lihir Joint Venture for the common stock of Lihir Gold Limited ("LGL"). During 1994, the Company's investing activities included the issuance of 435,897 shares of BMG's common stock (market value of $4.25 million) and payment of $4.25 million cash for the purchase of an additional 3 percent interest in the Crown Jewel Project. During 1993, the Company's investing activities did not include any significant non-cash transactions.

Issuance of Stock by Subsidiaries - The issuance of stock by subsidiaries is accounted for as a capital transaction in the Consolidated Financial Statements.

Forward Sales Contracts, Options and Interest Rate Caps - The Company may enter into fixed forward and spot deferred sales contracts for the sale of its metals as a hedge against changes in prices. Gains, losses or expenses related to these transactions are netted against revenue when the hedged production is sold. The Company may also purchase put options for the sale of its produced metals. The premiums paid for the acquisition of put options are netted against revenue in the period of expiry.

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

        Premiums paid for purchased interest rate caps are amortized as interest expense over the terms of the interest rate cap agreement. Unamortized premiums are included in other assets in the Consolidated Balance Sheet. Amounts earned under cap agreements are accrued as a reduction of interest expense.

Estimates, risks and uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

Realization of the Company's assets is subject to various risks including permitting of the Company's new mines, reserves estimation, gold prices and environmental factors.

Note 2.  Investments

        The Company's long-term investments as of December 31 include the following:

                                                     1995              1994
                                                   --------           -------
                                                    (expressed in thousands)
        Lihir Gold Limited                         $225,150           $     -
        Other joint ventures                            325                91

        Cash surrender value of life
          insurance, net                              4,549             3,600
        Other                                           628               401
                                                   --------           -------
                                                   $230,652           $ 4,092
                                                   ========           =======

        Lihir Gold Limited ("LGL"), which is a company created specifically for the development, financing, operating and ownership of the Lihir project in Papua New Guinea, completed an initial public offering of common stock on October 6, 1995. LGL was formed and initially owned by the prior participants in the Lihir Joint Venture which included a 30 percent ownership by Niugini Mining, a 40 percent ownership by a subsidiary of RTZ Corporation, plc and a 30 percent ownership by an entity of the PNG government. As a result of the initial public offering, Niugini Mining now owns a 17.15 percent interest in LGL and BMG's attributable interest is 8.7 percent. Niugini Mining's interest in LGL is accounted for using the equity method of accounting, effective from October 1995, while the Company's investment in the Lihir Joint Venture was previously recorded in property, plant and equipment.

        The initial public offering by LGL was the final transaction in a series of planned transactions which restructured and reduced BMG's participation in the Lihir project. The Company recorded the effects of this series of transactions in the fourth quarter of 1995. An increase in Niugini Mining's shareholders' equity of approximately $57 million related to the issuance of the common stock by LGL at a value in excess of Niugini Mining's carrying value per share in LGL was recorded. This increase was recorded as a credit to additional paid-in capital consistent with the Company's accounting policy with regard to transactions of this nature. An offsetting increase in the carrying value of Niugini Mining's investment in LGL was recorded. The Company attributed $28 million of this increase to minority interest in its consolidated financial statements; the remainder was credited to additional paid-in capital. As a result of these transactions, the Company also amortized approximately $35 million of its investment in Niugini Mining attributable to the investment in LGL. This amortization was recorded as a charge to additional paid-in capital. The net result of these transactions in the Company's consolidated financial statements was an increase in the carrying value of the LGL investment of approximately $22 million, an increase in minority interest of approximately $28 million and a net decrease in additional paid-in capital of approximately $6 million.

        Interest costs amounting to $7.8 million in 1995 and $6 million per year in 1994 and 1993 each were capitalized in connection with the Company's investment in the Lihir project.

Note 3.  Property, plant and equipment

        Property, plant and equipment as of December 31 consists of the following:

                                                            1995               1994
                                                         ---------          ----------
                                                            (expressed in thousands)
Leasehold and mine development                           $  96,624          $  132,803
Mining, milling and other equipment                        336,839             314,231
Other                                                      184,470             322,508
                                                         ---------          ----------
                                                           617,933             769,542
Accumulated depreciation, depletion and amortization      (257,663)           (245,394)
                                                         ---------          ----------
                                                         $ 360,270          $  524,148
                                                         =========          ==========

Note 4.  Asset Write-downs

        In June 1995, the Company decommissioned and dismantled the milling facility formerly used at the depleted Fortitude mine in Nevada. Accordingly the remaining net carrying value of this mill and related facilities of approximately $2.2 million was charged to operations. In addition, $.9 million was charged to milling and other plant costs, representing the carrying value of spare parts rendered obsolete by the decommissioning of the milling facility. The Company did not recognize any charges for asset write-downs during 1994 or 1993.

Note 5.  Debt

        The Company had the following long-term debt outstanding as of December 31:

                                                            1995               1994
                                                         ---------          ----------
                                                            (expressed in thousands)
 Convertible subordinated debentures, due 2005, 6%       $  99,980          $  100,000
 Revolving credit facility, due 2000, variable rate         17,000                   -
 Inti Raymi Kori Kollo project financing:
    IFC loan, variable rate                                 22,500              27,500
    IFC convertible loan, variable rate with 11% minimum     5,000               5,000
    OPIC loan, variable rate                                25,800              31,500
    Restructured OPIC loans, 10.5%                           2,644               3,231
    CAF loan, variable rate                                  9,643              11,786
 Other                                                          35                  12
                                                         ---------          ----------
     Total                                                 182,602             179,029
 Less current portion of long-term debt                     13,427              13,427
                                                         ---------          ----------
 Total long-term debt                                    $ 169,175          $  165,602
                                                         =========          ==========

        The convertible subordinated debentures are convertible into shares of the Company's common stock at a conversion price of $20 5/8 per share, subject to anti-dilution adjustment in certain circumstances. There are 4.8 million shares of the Company's common stock reserved for issuance upon conversion of the debentures. The debentures are now redeemable at the Company's option at any time at par value plus accrued interest. There are no sinking fund requirements. Interest is payable annually. Proceeds from the issuance were added to working capital and used for general corporate purposes, including mineral acquisitions and development of properties.

        On November 6, 1995, the Company entered into a new committed non-reducing revolving credit agreement with a syndicate of six banks, led by Citibank N.A. as agent. In connection with the new revolving credit agreement the Company terminated its previous existing committed revolving credit agreement. The new facility, which has a termination date of November 6, 2000, provides for unsecured borrowings of up to $75 million. Interest rates under the facility are based on the facility agent's base rate, LIBOR, applicable certificate of deposit rates or gold funding rates plus an applicable margin which is subject to adjustment in case of certain changes in BMG's credit rating and certain financial ratios. Additionally, interest charges increase when outstanding borrowings under this facility exceed $25 million and, again, when such borrowings exceed $50 million. Other costs associated with the new facility include commitment fees of one-eighth percent per annum on the unused portion of the facility and facility fees of one- eighth percent per annum on the average daily commitment, in each case subject to adjustment in case of certain changes in credit rating or ratios. The revolving credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth, contained production, mineral reserves and working capital, as well as certain restrictions on liens, investments, additional debt, lease obligations, and the acquisition or disposition of assets. In addition, the agreement sets forth restrictions limiting the amount of dividends that BMG may pay based on $20 million plus 50% of consolidated net income since December 31, 1994, plus 50% of proceeds received from the sale of BMG's capital stock on a cumulative basis from the date of the agreement. The weighted average interest rate for borrowings under this facility for the year ended December 31, 1995, was 6.7 percent. No borrowings were outstanding under the previous facility in 1994. Interest charges applicable to the previous facility for the year ended December 31, 1993, were based on a weighted average interest rate ranging from 3.9 percent to 6.0 percent.

        During 1992, Inti Raymi, established separate but coordinated term credit facilities with the Overseas Private Investment Corporation ("OPIC"), International Finance Corporation ("IFC") and Corporacion Andina de Fomento ("CAF") for the development of its Kori Kollo expansion project in Bolivia. Each loan is secured by a lien on the project and is to be repaid in semi-annual installments which commenced in December 1993 and will continue through June 2000, with certain provisions for accelerated repayment in the event of substantial Kori Kollo reserve losses or significantly improved gold market conditions. Through certain ratio tests, each loan may restrict payments of intercompany debt and dividends by Inti Raymi to the owners of shares of its capital stock. Additional covenants exist which limit fixed asset purchases, additional debt and liens, and require compliance with applicable environmental laws. During 1993, the project met the prerequisite physical and financial completion tests as set forth in the facility agreements and in April 1994 achieved project completion status.

        The OPIC and IFC loan agreements require that the current mining plan indicate that production from the Kori Kollo mine extends at least three years beyond the final scheduled principal payment ("Reserve Life Provision"). Failure to meet this Reserve Life Provision results in the suspension of all debt repayments from Inti Raymi to its shareholders and all Inti Raymi dividend payments until such time as compliance with the Reserve Life Provision is achieved by either a prepayment of a sufficient portion of the debt or an increase in the Kori Kollo mine ore reserves. The IFC and CAF loan agreements contain provisions which entitle their respective agencies to receive principal prepayments proportionate to those received by OPIC. In the third quarter of 1994, the Company completed a rescheduling of the life of mine production and observed that the new schedule was not in compliance with the Reserve Life Provision due to more rapid mining and production than originally planned. The then-current plan indicated that production would extend approximately 2.8 years beyond the date of the final scheduled principal payment. To allow continuing payments of dividends and the repayment of intercompany debts, Inti Raymi obtained a temporary waiver, permitting noncompliance with the Reserve Life Provision until June 30, 1996. Inti Raymi has recently announced reserve additions which the lenders have approved as sufficient to satisfy the Reserve Life Provision well in advance of the scheduled expiration of the temporary waiver.

        The OPIC facility provided for borrowings of $40 million. Interest rates under the variable rate facility are based on LIBOR plus 2 percent. Additionally, $4.1 million of previously existing OPIC loans to Inti Raymi were restructured as loan obligations under the terms of the agreement, with the exception that they are subject to their originally agreed interest rates. Weighted average interest rates for borrowings under this facility for the years ended December 31, 1995, 1994 and 1993, were 8.5 percent, 6.7 percent and 5.6 percent, respectively.

        Under the IFC commitment, borrowings of $40 million were made. The interest rate for the non-convertible portion of the loan is based on LIBOR plus 2.375 percent, but Inti Raymi has the right to request an interest rate cap or collar, or may elect at any time to pay a fixed rate of interest. Of the total IFC borrowings, $5 million represents a convertible loan due on March 1, 2002, carrying a fixed annual interest rate of 11 percent with an additional interest rate provision which varies with the price of gold. Weighted average interest rates for borrowings under this facility for the years ended
December 31, 1995, 1994 and 1993 were 8.6 percent, 6.9 percent and 6.0 percent, respectively, for the non-convertible portion of the loan and 12.8 percent,
13.7 percent and 12 percent, respectively, for the convertible portion of the loan. The loan may be converted, at IFC's option, into an equity interest of up to a 3.98 percent in Inti Raymi. Upon the conversion of the convertible loan into equity, the Company and Inti Raymi's minority owner would have their interests in the capital stock of Inti Raymi diluted proportionately. Each share of Inti Raymi common stock issued by Inti Raymi as a result of such conversion will have an associated put option which, if exercised by IFC, would require BMG and Inti Raymi's minority shareholder to purchase such share at its fair market value as determined at the time the put is exercised.

        The CAF facility provided for borrowings of $15 million. Interest rates under the facility are based on LIBOR. These funds were obtained from several sources. CAF charged a supervision and oversight fee and a commitment fee in addition to fees charged by the participants in the funding. Weighted average interest rates for borrowings under this facility for the years ended December 31, 1995, 1994 and 1993, were
7.3 percent, 5.5 percent and 4.7 percent, respectively.

        The Company has a $15 million uncommitted revolving credit facility with the Union Bank of Switzerland. Interest rates under the facility are variable, based on either the bank's base rate or a negotiated rate. There are no additional costs or financial restrictions under this facility. No loans were outstanding under this revolving credit facility as of December 31, 1995 and 1994; however, letters of credit amounting to $2.2 million and $4.8 million had been issued against this facility as of December 31, 1995 and 1994, respectively. The weighted average interest rate for borrowings under this facility for the year ended December 31, 1995, was 6.7 percent. There were no interest charges for the year ended December 31, 1994, since the Company did not borrow against this facility in 1994. Interest charges for the year ended December 31, 1993, were based on weighted average interest rates of 3.5 to 4.3 percent.

        Scheduled maturities of the Company's long-term debt for each of the next five years are $13.4 million for 1996 through 1999 and $6.9 million in 2000. In addition, all borrowings then outstanding under the new revolving credit facility are due and payable on November 6, 2000.

        BMG has effective a registration statement under the Securities Act of 1933, as amended, for what is commonly referred to as a "universal shelf" filing covering up to $200 million of its debt securities, preferred stock, depositary shares, common shares and warrants which may be offered from time to time.

Note 6.  Shareholders' Equity

        Reference is made to Note 5 for information regarding the number of shares of common stock reserved for issuance for the conversion of the Company's outstanding convertible subordinated debentures.

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

Convertible Preferred Stock - On May 20, 1993, the Company received $111 million in net proceeds from the issuance of 2.3 million shares of its convertible preferred stock with a liquidation preference of $50 per share plus any accrued and unpaid dividends. Each share of preferred stock will pay an annual cumulative dividend of $3.25 and is convertible at any time at the option of the holder into 4.762 shares of the Company's common stock. The preferred stock is redeemable at the option of the Company solely for shares of the Company's common stock beginning May 15, 1996. There are approximately 11 million shares of the Company's common stock reserved for issuance upon conversion of the preferred stock.

Note 7.  Federal and Foreign Income Tax

        Federal and foreign income tax (benefit) expense consisted of the following at December 31:

                                              1995          1994          1993
                                           ---------     ---------     ---------
                                                 (expressed in thousands)
        Current
           United States                   $       -     $  (2,288)    $  (5,117)
           Foreign                             2,164         1,226         1,028
                                           ---------     ---------     ---------
                Total current                  2,164        (1,062)       (4,089)
                                           ---------     ---------     ---------
        Deferred
           United States                     (10,171)            -             -
           Foreign                             5,203         3,581             -
                                           ---------     ---------     ---------
                Total deferred                (4,968)        3,581             -
                                           ---------     ---------     ---------
                                           $  (2,804)    $   2,519     $  (4,089)
                                           =========     =========     =========

        Consolidated income before income taxes includes income from foreign operations of $36.1 million, $32.7 million and $13.8 million in 1995, 1994 and 1993, respectively.

        The Company's net deferred tax position at December 31, is comprised of the following:

                                                      1995          1994
                                                   --------       --------
                                                   (expressed in thousands)
        Deferred tax assets                        $ 74,415       $ 55,275
        Deferred tax liabilities                    (72,035)       (57,822)
        Valuation allowance                            (993)        (1,034)
                                                   --------       --------
        Net deferred tax asset (liability)         $  1,387       $ (3,581)
                                                   ========       ========

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                             1995              1994
                                                           --------          --------
                                                            (expressed in thousands)
        Net operating loss carryforwards                   $ 25,131          $ 24,975
        Alternative minimum tax credit carryforward           4,552             4,552
        Employee compensation and benefits accrued            5,480             5,052
        Foreign tax credit carryforwards                     11,859                 -
        Property, plant and equipment                       (21,319)          (22,126)
        Undistributed earnings of foreign subsidiaries      (23,493)          (17,556)
        Other, net                                              170             2,556
        Valuation allowance                                    (993)           (1,034)
                                                           --------          --------
        Net deferred tax asset (liability)                 $  1,387          $ (3,581)
                                                           ========          ========

        A reconciliation of income tax at the U.S. statutory rate to income tax (benefit) expense as of December 31 follows:

                                                           1995        1994       1993
                                                         --------     -------    -------
                                                              (expressed in thousands)
        Income tax based on statutory rate of 35%        $  4,354     $ 4,232    $(2,973)
        Increases (reductions) resulting from:
             Foreign withholding tax, net                       -       4,377          -
             Change in filing position regarding
               foreign tax credits                         (7,125)          -          -
             Undistributed (income) losses of foreign
               subsidiaries not subject to income tax        (630)        302     (1,030)
             Change in valuation allowance                    (41)     (7,327)       722
             Other, net                                       638         935       (808)
                                                         --------     -------    -------
        Income tax (benefit) expense                     $ (2,804)    $ 2,519    $(4,089)
                                                         ========     =======    =======

        The Omnibus Budget Reconciliation Act of 1993, enacted on August 10, 1993, retroactively increased the federal statutory income tax from 34 percent to 35 percent for periods beginning on or after January 1, 1994. The effect of the rate change was not significant to the Company's net deferred income tax position.

        U.S. taxes have been provided on the undistributed earnings of subsidiaries and joint ventures with the exception of Niugini Mining which is in a cumulative loss position.

        The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been closed through the year 1991.

        At December 31, 1995, the Company had approximately $71.8 million of regular net operating losses and $9.3 million of alternative minimum tax net operating loss carryforwards expiring beginning in 2007, available to offset future U.S. federal income tax and approximately $4.6 million of alternative minimum tax credits available on an indefinite carryforward basis. Changes in the ownership of a company can result in an annual limitation under IRC section 382 on the amount of the tax net operating loss carryforwards which can be utilized in any one year. The annual limitation is based on the value of the company as of the ownership change date multiplied by the federal long-term tax exempt rate. It is not anticipated that the section 382 limitation will significantly restrict the future utilization of BMG's net operating loss carryforwards.

Note 8.  Major Customers and Export Gross Revenues

        All sales of the Company's products are made to precious metals smelters, refiners or traders. Accordingly, the precious metals industry has substantial influence over the market for the Company's products.

        During 1995, gross revenues from five separate buyers accounted for $83.2 million, $72.9 million, $35.6 million, $25.2 million and $22.5 million of total gross revenues, respectively, representing 80.0 percent of total gross revenues. International gross revenues for 1995 were $299.3 million, of which $58.1 million were from export of U.S. product. In 1994, gross revenues from four separate buyers of $69.0 million, $64.8 million, $36.8 million and $17.1 million, respectively, accounted for 77.3 percent of total gross revenues. Of the Company's $243.0 million international gross revenues in 1994, $46.6 million were from export of U.S. product. For 1993, 80.1 percent of the Company's total gross revenues were distributed among six separate buyers who accounted for $55.3 million, $36.2 million, $25.3 million, $17.4 million, $17.0 million and $14.8 million in gross revenues, respectively. International gross revenues of $207.2 million in 1993 included $47.9 million from export of U.S. product. Alternate buyers are available to replace the loss of any of the Company's principal customers.

Note 9.  Other Income (Expense), Net

        Included in other income (expense), net, are certain non-operating revenues, net of related expenses, consisting of:

                                                       1995         1994      1993
                                                      -------     -------   -------
                                                         (expressed in thousands)
        Foreign currency exchange gains (losses)      $  (431)    $(2,075)  $   228
        Gain on sale of investments                       -           725     2,697
        Gain on sale of property, plant and equipment   5,542           -     3,730
        Royalty income                                  1,331         820         -
        Other                                             470         286      (947)
                                                      -------     -------   -------
                                                      $ 6,912     $  (244)  $ 5,708
                                                      =======     =======   =======

Note 10.  Acquisitions

Niugini Mining - In the aggregate, since January 1, 1989, the Company has paid $204.1 million for 59.3 million shares of the common stock of Niugini Mining representing a 50.5 percent ownership interest as of December 31, 1995. In December 1993, Niugini Mining issued 5.8 million of its common shares at A$5.00 per share in a public offering which provided net proceeds of approximately $19.1 million U.S. equivalent. As a result of this stock offering, BMG's ownership interest in Niugini Mining decreased from 56.5 percent to 52.6 percent. In December 1993, the Company recorded a $2.1 million adjustment to reduce the carrying value of its investment in Niugini Mining to reflect the reduction in ownership interest. In 1995 and 1994, BMG's ownership interest was diluted to 50.6 percent and 51.4 percent, respectively, due to employee stock options that were exercised during the year. In May 1995 and June 1994 the Company recorded adjustments of $2.2 million and $1.2 million, respectively, to reduce the carrying value of its investment in Niugini Mining to reflect these reductions in ownership interest. In December 1995, the Company paid approximately $17 million to purchase 11.9 million additional shares of Niugini Mining through exercise of its share of options issued to Niugini Mining's shareholders in May 1995.

        At December 31, 1995, the carrying value attributed to the Company's proportionate share of Niugini Mining's investment in LGL exceeded its proportionate share of Niugini Mining's historical cost basis in LGL by $102 million. Such excess will be amortized against the Company's share of the earnings of LGL based on the estimated recoverable reserves attributable to the Lihir project upon commencement of production (See Note 2).

Inti Raymi - On March 8, 1994, the Company purchased an additional 3 percent of Inti Raymi's outstanding stock for $5.2 million from Zeland Mines, S.A. to increase the Company's ownership interest to 88 percent. As of December 31, 1995, the Company had invested an aggregate of $41.1 million in cash and 9 million of its common shares (valued at approximately $76.3 million) to acquire its 88 percent equity interest in Inti Raymi.

        At December 31, 1995, the carrying value, net of accumulated amortization, attributed to the Company's share of the Kori Kollo and Llallagua gold deposits exceeded its proportionate share of Inti Raymi's historical cost basis in the deposits by $82.8 million. This excess has been capitalized to property and is being amortized by the units of production method based on the deposits' estimated recoverable reserves. Amortization of the excess cost amounted to $10.8 million, $11.1 million and $8.6 million in 1995, 1994 and 1993, respectively.

        Interest costs amounting to $.7 in 1995, $.4 million in 1994 and $.6 million in 1993 were capitalized in connection with the Kori Kollo project.

Note 11.  Common Stock and Stock Options

        Stock Options - Under the Company's 1994 Long-term Incentive Plan and a predecessor stock option plan, 5,980,000 shares of the Company's Common Stock were reserved for issuance as of December 31, 1995. Of this number 3,240,582 shares and 3,641,173 shares, respectively, were available for future grants of stock options, restricted stock, performance shares or other stock awards at December 31, 1995 and 1994, respectively.

        Non-employee directors of the Company are granted non-qualified stock options under a separate stock option plan for outside directors. Under this plan, a total of 250,000 shares of the Company's common stock are reserved for issuance, of which 150,000 shares and 160,500 shares are available for future grants at December 31, 1995 and 1994, respectively.

        Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to anti-dilution adjustments in certain circumstances. Payment of the exercise price may be made in cash or in shares of common stock previously owned by the optionee, valued at current market value.

        Under a deferred income stock option plan for officers and directors, each participant may elect to receive a non-qualified stock option in lieu of a portion of his compensation. A maximum of 2,000,000 shares of common stock is issuable under the plan, of which 1,729,328 shares and 1,751,391 shares are available for future grants at December 31, 1995 and 1994, respectively. Options granted pursuant to the plan become exercisable at the beginning of the calendar year immediately following the year in which the option was granted. They expire no later than 10 years after the date of grant. The amount of deferred compensation is accrued as compensation expense during the period earned.

        Additional information for 1995 related to the Company's stock option plans follows:

                                            Number of Shares        Option Price
                                              Under Option        Range Per Share
                                            ----------------      ---------------
        Outstanding at December 31, 1994       2,175,648         $ 4.83 to $ 20.75
          Granted                                496,950         $ 9.25 to $ 11.38
          Exercised                              (94,363)        $ 6.00 to $ 11.19
          Expired                                (63,796)        $ 6.88 to $ 11.38
                                               ---------
        Outstanding at December 31, 1995       2,514,439         $ 4.83 to $ 20.75
                                               =========
        Exercisable at December 31, 1995       1,760,174         $ 4.83 to $ 20.75
                                               =========

        At December 31, 1995, expiration dates for the outstanding options ranged from July 1, 1996, to August 24, 2005. The weighted average exercise price per share was $9.51.

Note 12.  Benefits Plans

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

        During 1993, the plans for BMG's Australian employees were changed from non-contributory defined benefit plans to defined contribution plans.

        Pension costs are generally accrued and charged to expense currently. Net periodic pension cost included the following components:

                                                            1995      1994        1993
                                                          -------   --------    --------
                                                             (expressed in thousands)
        Service cost - benefits earned during the year    $   518   $    599    $    648
        Interest cost on projected benefit obligations      1,618      1,499       1,611
        Expected return on plan assets                     (1,888)    (2,060)     (1,773)
        Net amortization and deferral                         246        258         (88)
                                                          -------   --------    --------
             Net periodic pension cost                    $   494   $    296    $    398
                                                          =======   ========    ========


        At December 31, 1995, 1994 and 1993, the projected long-term rate of return on plan assets was 9 percent.

        Actual return on the plans' assets was $6.4 million for the year ended December 31, 1995, $1.4 million for the year ended December 31, 1994, and $.3 million for the year ended December 31, 1993.

        The following sets forth the plans' funded status and related amounts as of December 31:

                                                          1995             1994
                                                        -------          -------
                                                        (Expressed in thousands)
        Actuarial present value of
          benefit obligations:
             Vested benefit obligation                  $20,282          $17,148
                                                        =======          =======
             Accumulated benefit obligation             $21,712          $18,163
                                                        =======          =======
             Projected benefit obligation               $23,386          $19,299
        Plan assets at fair value                        26,724           21,498
                                                        -------          -------
        Plan assets in excess of  projected benefit
          obligation                                      3,338            2,199
        Unrecognized net gain and effects of
          changes in actuarial assumptions               (3,953)          (2,585)
        Unrecognized net asset at transition               (796)            (914)
        Prior service cost not yet recognized in net
          periodic pension cost                           2,879            3,262
                                                        -------          -------
        Prepaid pension cost                            $ 1,468          $ 1,962
                                                        =======          =======

        Plan assets include equity securities, common trust funds and various debt securities. Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

                                                           1995        1994
                                                           ----        ----
        Discount Rate                                      7.5%        8.5%
        Rate of increase in compensation levels            8.8%        6.0%

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

        All Company contributions to the plans are expensed and funded currently. The cost of such Company contributions to the U.S. plans was $ .4 million, $.3 million and $.5 million in 1995, 1994 and 1993, respectively. The cost attributable to the Australian plans was $.8 million, $.7 million and $.6 million in 1995, 1994 and 1993, respectively.

Postretirement Health Care and Life Insurance Benefits - Substantially all of the Company's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for the Company.

        Net periodic postretirement benefit cost included the following components:

                                                             1995       1994      1993
                                                            ------    -------    ------
                                                             (expressed in thousands)
        Service cost                                        $  275    $   460    $  367
        Interest cost on accumulated benefit obligation        502        554       644
        Amortization of (gain)loss                            (108)         -         -
                                                            ------    -------    ------
        Net periodic postretirement benefit cost            $  669    $ 1,014    $1,011
                                                            ======    =======    ======

        The following table presents the plans' status at December 31:

                                                                 1995              1994
                                                                ------            ------
                                                                (expressed in thousands)
        Accumulated postretirement benefit
          obligation:
             Retirees                                           $4,863            $3,940
             Fully eligible active plan participants               591               720
             Other active plan participants                      2,133             2,299
                                                                ------            ------
                                                                 7,587             6,959
        Unrecognized net gain (loss)                             1,215             1,510
                                                                ------            ------
        Accrued postretirement benefit cost                     $8,802            $8,469
                                                                ======            ======

        The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent for 1995 and 8.5 percent for 1994. For 1995 and 1994, the assumed annual rate of increase in the per capita cost of covered health care benefits was 9 and 12 percent, respectively. For 1995 calculations, a gradual decrease in the rate is assumed through the year 2000 when the rate is estimated to reach 6 percent and remain at that level thereafter. For 1994 calculations, a gradual decrease in the rate is assumed through the year 1999 when the rate is estimated to reach 6 percent and remain at that level thereafter. A one percent increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $1.1 million, and would increase the total of the service and interest cost components of net periodic postretirement health care cost for 1995 by approximately $.1 million.

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

Note 13.  Geographic Segment Information

        The following table sets forth certain financial information relating to international and domestic operations:

                                                          Year Ended December 31,
                                                   -----------------------------------
                                                     1995         1994         1993
                                                   ---------    ---------    ---------
                                                        (expressed in thousands)
        Gross revenues:
          United States                            $  58,058    $  46,562    $  47,915
          Austral Pacific                             73,326       40,314       57,060
          South America                              167,911      156,108      102,276
                                                   ---------    ---------    ---------
                                                   $ 299,295    $ 242,984    $ 207,251
                                                   =========    =========    =========
        Operating Income (Loss):
          United States                            $ (13,098)   $ (10,673)   $ (19,239)
          Austral Pacific                              1,051       (2,976)       7,046
          South America                               29,065       34,861        7,434
          Other International                         (1,034)      (1,270)        (975)
                                                   ---------    ---------    ---------
                                                      15,984       19,942       (5,734)
        Interest and Other income (expense), net       2,613       (3,464)       1,949
                                                   ---------    ---------    ---------
        Income (Loss) Before Income Taxes and
        Minority Interest                          $  18,597    $  16,478    $  (3,785)
                                                   =========    =========    =========
        Identifiable Assets:
           United States                            $109,618    $ 114,789    $ 132,669
           Austral Pacific                           295,423      228,989      216,200
           South America                             331,035      335,683      318,959
           Other International                         1,063          308          324
                                                   ---------    ---------    ---------
                                                   $ 737,139    $ 679,769    $ 668,152
                                                   =========    =========    =========

Note 14.  Commitments and Contingencies

        Total operating lease rental expenses (exclusive of mineral leases) were $3.4 million, $2.2 million and $1.4 million for 1995, 1994 and 1993, respectively.

        Aggregate minimum rentals (exclusive of mineral leases) subsequent to December 31, 1995, under non-cancelable leases for the years ending December 31, 1996 to 2000, are estimated to be $3.1 million, $2.4 million, $1.8 million, $1.0 million and $.6 million, respectively. Lease commitments beyond the year 2000 total $1.8 million.

        Pursuant to pricing provisions as set out in dore customer contracts, as of December 31, 1995, the Company had committed to sell 14,300 ounces of gold contained in dore valued at approximately $5.6 million at prices determined during various pricing periods in 1995, none of which exceeds 45 days. The average price of gold sold under this commitment is approximately $389 per ounce.

        All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts its business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units of production method such that the estimated cost of ultimate reclamation is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Accruals amounting to an aggregate of $8.0 million at December 31, 1995, are included as long-term liabilities in the Company's Consolidated Balance Sheet. At the Battle Mountain Complex, aggregate reclamation expenditures estimated to be spent in future periods are expected to amount to approximately $7.8 million. Actual expenditures made to date have equaled the total amount accrued to date, therefore there is no net accrued liability at December 31, 1995 for this location. Estimated ultimate reclamation obligations and related accrued liability balances at December 31, 1995, respectively, for each of the Company's other operating mines is as follows: San Luis $3.3 million and $1.7 million, Pajingo $2.6 million and $1.5 million, Kori Kollo $10.0 million and $1.9 million and Red Dome $3.7 million and $2.9 million. Reclamation expenditures for the San Cristobal mine are not expected to be material.

Note 15.  Forward Sales and Hedging

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

        Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating- rate long-term debt. At December 31, 1995, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 5.4 percent in 1995 to 7.2 percent in 1997. Inti Raymi has hedged 50 percent of its net interest rate exposure currently related to the Kori Kollo LIBOR based project financing. The hedge increases to 100 percent of its exposure by June 1996. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps amounting to $.5 million at December 31, 1995, has been included in other assets. Since the interest rate caps were put in place, the Company has amortized approximately $.2 million of such premiums and has received approximately $.2 million in settlement of expiring caps.

        The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's forward sales contracts at December 31, 1995:

                                                                    Average Price
                                               Amount                  Per Unit                 Period
                                               ------               -------------          ---------------
        BMG
          Forward sales contracts
             Gold                            129,977 oz                 US$397             Jan 96 - Oct 96

        Niugini Mining
          Forward sales contracts
             Gold                             91,529 oz                 A$536              Jan 96 - Dec 96
                                              28,679 oz                 US$386                  Jan 96
             Silver                           12,568 oz                US$5.87                  Jan 96
             Copper                         2,000 tonnes               US$2,654            Jan 95 - Feb 96

        Inti Raymi
          Forward sales contracts
             Gold                             83,500 oz                 US$396             Jan 96 - Jun 96
          Purchased put options
             Gold                             42,000 oz                 US$385             Jan 96 - Apr 96

        Deferred costs associated with Inti Raymi's forward sales contracts amounted to $1.3 million and $1.5 million at December 31, 1995 and 1994, respectively. Deferred costs associated with put options amounted to $.2 million at December 31, 1995. The Company did not own any put options at December 31, 1994.

        At December 31, 1995, the aggregate amount by which the net market value of the Company's open forward sales contracts is greater than the spot price of $387 per ounce of gold, $5.19 per ounce of silver, and $2,815 per tonne of copper, before consideration of the deferred costs referred to above, is $2.6 million, of which $.4 million is attributable to minority interests. Australian dollar contracts were converted to U.S. dollars at the December 1995 month end exchange rate of US$.74 to A$1.

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

Note 16.  Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                        1995                      1994
                               ---------------------      ---------------------
                               Carrying      Fair         Carrying      Fair
                                Amount       Value         Amount       Value
                               --------     --------      --------     --------
                                          (expressed in thousands)
    Financial Assets
      Interest rate caps       $    490     $     23      $    685     $  1,677
    Financial Liabilities
      Debt                     $182,603     $157,108      $179,029     $158,662

        The carrying amounts of the interest rate caps and debt shown in the table are included in the Consolidated Balance Sheet under Other Assets and Long-Term Debt, respectively.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, cash equivalents, trade receivables, and trade payables - The carrying amounts approximate fair value because of the short maturity of those instruments.

Other assets - The amounts reported relate to the interest rate cap agreements described in Note 15 . The carrying amount comprises the unamortized premiums paid for the contracts. The fair value is estimated using option pricing models.

Debt - The fair value of the Company's convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the generally variable interest rate features of the OPIC, IFC and CAF loans, the Company believes the carrying amounts approximate the fair value of this debt at the reporting date.

        The Company has issued corporate guarantees totaling $4.5 million to ensure that the reclamation of the Battle Mountain Complex mines will be performed as specified in the operating permits issued by the State of Nevada. In addition, the Company has a letter of credit outstanding for $2.2 million as collateral for surety bonds provided as security for various reclamation obligations. The Company believes the carrying value of these financial instruments approximates their fair market value.

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)

QUARTERLY RESULTS

                                                       Earnings   Dividends per      Dividends
                        Net      Operating     Net    (Loss) Per     Common            per
                       Sales      Income     Income  Common Share     Share       Preferred Share
                     ---------   ---------  -------- ------------ -------------   ---------------
                                  (expressed in thousands except per share amounts)
1995
----
First Quarter        $  54,082   $  3,420   $  2,482    $  .01       $ .025           $ .8125
Second Quarter          81,263      6,607      7,630       .06            -             .8125
Third Quarter           65,485      2,713      2,753       .01         .025             .8125
Fourth Quarter          83,430      3,244      2,380       .01            -             .8125
                     ---------   --------   --------    ------       ------           -------
                     $ 284,260   $ 15,984   $ 15,245    $  .09       $ .050           $3.2500
                     =========   ========   ========    ======       ======           =======
1994
----
First Quarter        $  50,917   $  7,182   $  2,848    $  .01       $ .025           $ .8125
Second Quarter          57,036      6,028      3,084       .01            -             .8125
Third Quarter           55,827      1,856      1,451      (.01)        .025             .8125
Fourth Quarter          65,890      4,876      2,189       .01            -             .8125
                     ---------   --------   --------    ------       ------           -------
                     $ 229,670   $ 19,942   $  9,572    $  .02       $ .050           $3.2500
                     =========   ========   ========    ======       ======           =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

                 The information appearing under the captions "Nominees" and "Directors with Terms Expiring in 1997 and 1998" set forth under "Election of Three Directors and Director Compensation" in the Company's definitive Proxy Statement for its 1996 annual meeting of shareholders, as filed within 120 days of December 31, 1995, pursuant to Regulation 14A under the Security Exchange Act of 1934, as amended (the "Company's 1996 Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

                 The information appearing under the captions "Board Organization and Committees" set forth under "Election of Three Directors and Director Compensation" and "Executive Compensation" (other than the Compensation and Stock Option Committee Report on Executive Compensation) in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information appearing under the caption "Security Ownership" set forth under "Election of Three Directors and Director Compensation" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)(1) Financial Statements and Supplementary Data. Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.

             (a)(2)  Financial Statement Schedules.

             Schedule I.Condensed Financial Information of Registrant S-1

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

                                              BATTLE MOUNTAIN GOLD COMPANY


                                              By  /s/ Karl E. Elers
                                                --------------------------------
                                                      Karl E. Elers
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                              Date:  March 8, 1996

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                         TITLE                                     DATE
         ---------                         -----                                     ----
   /s/ Karl E. Elers                       Chairman of the Board,                    March 8, 1996
---------------------------------            Chief Executive Officer
      (Karl E. Elers)                        and Director (Principal
                                             Executive Officer)


   /s/ R. Dennis O'Connell                 Vice President - Finance and              March 8, 1996
---------------------------------            Chief Financial Officer
      (R. Dennis O'Connell)                  (Principal Financial and
                                             Accounting Officer)


DOUGLAS J. BOURNE*
DELO H. CASPARY*
CHARLES E. CHILDERS*
JACK R. CROSBY*                            A majority of the Directors               March 8, 1996
RODNEY L. GRAY*                              of the Registrant
TED H. PATE*
KENNETH R. WERNEBURG*


*By   /s/ Karl E. Elers
   ------------------------------
         (Karl E. Elers,
         Attorney in fact)

                          BATTLE MOUNTAIN GOLD COMPANY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET


                                                                                    December 31,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
                                                                            (expressed in thousands)
 Current Assets:
  Cash and Cash equivalents                                             $    1,837              $   19,315
  Receivables:
   Subsidiaries*                                                            36,283                  31,339
   Other                                                                     2,991                   1,834
  Materials and supplies, at average cost                                    1,562                   2,165
  Other current assets                                                       7,582                   5,343
                                                                        ----------              ----------
   TOTAL CURRENT ASSETS                                                     50,255                  59,996
 Investments
  Subsidiaries*                                                            373,506                 374,724
  Other                                                                     48,871                  42,915
 Net property, plant and equipment                                          38,360                  34,296
 Deferred tax benefit                                                       10,928                       -
 Other assets                                                                1,989                   1,960
                                                                        ----------              ----------
 TOTAL ASSETS                                                           $  523,909              $  513,891
                                                                        ==========              ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                                           1,299                   2,290
  Payroll and related benefits accrued                                       1,820                   1,797
  Accrued interest                                                           6,082                   6,000
  Other current liabilities                                                  2,117                   1,253
                                                                        ----------              ----------
   TOTAL CURRENT LIABILITIES                                                11,318                  11,340
 Long-term debt                                                            116,980                 100,000
 Deferred income tax                                                         8,840                   9,352
 Other liabilities                                                          15,713                  17,565
                                                                        ----------              ----------
   TOTAL LIABILITIES                                                       152,851                 138,257
 SHAREHOLDERS' EQUITY                                                      371,058                 375,634
                                                                        ----------              ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  523,909              $  513,891
                                                                        ==========              ==========



*        Eliminated in consolidation

         This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                         BATTLE MOUNTAIN GOLD COMPANY
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF INCOME


                                                           Year Ended December 31,
                                                           -----------------------
                                                    1995            1994             1993
                                                    ----            ----             ----
                                                           (Expressed in thousands)
GROSS REVENUE                                    $30,081         $18,990          $21,854
  Less: Freight, allowances & royalties              549             195              262
                                                 -------         -------          -------
NET REVENUE                                       29,532          18,795           21,592
                                                 -------         -------          -------
COSTS AND EXPENSES
  Mining costs                                     6,091           2,939            8,272
  Milling and other plant costs                   18,387          10,841           15,608
  Depreciation, depletion and amortization         4,998           6,453            4,684
  Exploration, evaluation and other lease costs    1,651             435              636
  Asset write-downs                                2,222               -                -
  General and administrative expenses              7,634           7,512            6,801
  Taxes, other than income                         1,213           1,113            1,151
                                                 -------         -------          -------
    Total costs and expenses                      42,196          29,293           37,152
                                                 -------         -------          -------


OPERATING (LOSS)                                 (12,664)        (10,498)         (15,560)
Interest income from subsidiaries, net*            2,693           2,388            2,722
Other interest income, net                           310           1,334              180
Other income (expense), net                         (254)           (325)              86
                                                 -------         -------          -------
INCOME (LOSS) BEFORE INCOME TAXES AND
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES           (9,915)         (7,101)         (12,572)

Income tax (benefit) expense                      (2,804)          2,519           (4,274)
                                                 -------         -------          -------
(LOSS) BEFORE EQUITY IN INCOME (LOSS)
  OF SUBSIDIARIES                                 (7,111)         (9,620)          (8,298)
Equity in income of subsidiaries                  22,356          19,192            3,893
                                                 -------         -------          -------
NET INCOME (LOSS)                                 15,245           9,572           (4,405)
Preferred dividends                                7,475           7,475            3,738
                                                 -------         -------          -------
NET INCOME (LOSS) TO COMMON SHARES               $ 7,770         $ 2,097          $(8,143)
                                                 =======         =======          =======


*   Eliminated in consolidation

This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                          BATTLE MOUNTAIN GOLD COMPANY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1995           1994           1993
                                                                                  --------       -------       ---------
                                                                                         (expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                 $ 15,245       $ 9,572       $ (4,405)
   Adjustments to reconcile net income (loss)
       to cash flows from operating activities:
          Depreciation, depletion and amortization                                   4,998          6,453         4,684
          Exploration and evaluation costs                                           1,081            435           636
          Asset write-downs                                                          2,222              -             -
          Gain from sale of assets                                                       -              -          (741)
          (Increase) decrease in accrued reclamation                                (2,082)           170           582
          Undistributed (income) losses of subsidiaries*                               548        (10,071)       (3,070)
          Deferred income tax benefit                                               (4,967)         3,722          (878)
          Change in current accounts receivable and payable with
              subsidiaries*                                                          8,818          4,299         1,044
          Change in other current assets and liabilities                            (2,653)         5,483        (7,785)
          Other net changes                                                            201           (356)        2,486
                                                                                  --------       --------      --------
Total Adjustments                                                                    8,166         10,135         3,042
                                                                                  --------       --------      --------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                  23,411         19,707        (8,270)
                                                                                  --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                                                       582              -         2,878
   Investment in subsidiaries*                                                     (28,906)        (5,200)      (12,358)
   Investment in Crown Jewel                                                        (4,785)       (10,305)       (7,595)
   Capital expenditures                                                            (12,884)       (30,636)       (3,839)
   Exploration and evaluation expenditures                                          (1,081)          (435)         (636)
   Other, net                                                                        1,143         (1,573)          111
                                                                                  --------       --------      --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (45,931)       (48,149)      (21,439)
                                                                                  --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from stock issuances                                                  606            691       111,840
   Cash proceeds from borrowings                                                    32,000              -        30,500
   Cash dividend payments                                                          (11,524)       (11,505)       (7,743)
   Debt repayments                                                                 (14,692)             -       (53,051)
   Other, net                                                                       (1,348)          (624)            -
                                                                                  --------       --------      --------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                   5,042        (11,438)       81,546
                                                                                  --------       --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                     (17,478)       (39,880)       52,660
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                          19,315         59,195         6,535
                                                                                  --------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  1,837       $ 19,315      $ 59,195
                                                                                  ========       ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid (received) during the year for:
          Interest, net of amount capitalized                                            -              -             4
          Income taxes, net                                                         (2,200)        (3,405)          892
*             Eliminated in consolidation

This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                               INDEX OF EXHIBITS

Exhibit No.               Document
-----------               --------
*3(a)             --      Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988
                          (Exhibit 4(a) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(b)             --      Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible
                          Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(c)             --      Bylaws of the Company, as amended through March 1, 1994 (Exhibit 3(c) to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; File No. 1-9666).

*4(a)(1)          --      Rights Agreement, dated November 10, 1988, between the Company and NCNB Texas National Bank, as
                          Rights Agent (Exhibit to the Company's Form 8 filed with the Commission on November 30, 1988, amending the Company's Current Report on Form 8-K dated November 21, 1988; File No. 1-9666).

*4(a)(2)          --      First Amendment to Rights Agreement, dated July 30, 1992, between the Company and the Bank of
                          New York, as successor Rights Agent (Exhibit 4(a)(2) to the Company's Annual Report on Form 10-
                          K for the year ended December 31, 1992; File No. 1-9666).

*4(b)             --      Specimen Stock Certificate for the Common Stock of the Company (Exhibit 4(b) to the Company's
                          Annual Report on Form 10-K for the year ended December 1, 1988; File No. 1-9666).

*4(c)             --      Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and
                          Citibank, N.A., Fiscal Agent (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1989; File No. 1-9666).

*4(d)(1)          --      Credit Agreement, dated as of December 29, 1989, among the Company, the banks named therein and
                          Citibank, N.A., as agent, as amended (Exhibit 4(a) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1992; File No. 1-9666).



*4(d)(2)          --      Amendment to Credit Agreement, dated April 30, 1994, among the Company, the lenders parties thereto and Citibank, N.A., as agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q
                          for the quarter ended June 30, 1994; File No. 1-9666).

*4(d)(3)          --      Amendment to Credit Agreement, dated May 12, 1995, among the Company, the lenders parties thereto and Citibank, N.A., as agent (Exhibit 4(a) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995; File No. 1-9666).

*4(e)(1)          --      Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi S.A. and
                          International Finance Corporation (Exhibit 4(e) to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1992; File No. 1-9666).

*4(e)(2)          --      Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between
                          Empresa Minera Inti Raymi S.A. and International Finance Corporation (Exhibit 4(a) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

*4(f)(1)          --      Finance Agreement, dated as of September 14, 1992, between Empresa Minera Inti Raymi S.A. and
                          Overseas Private Investment Corporation (Exhibit 4(f) to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1992; File No. 1-9666).

*4(f)(2)          --      First Amendment to Finance Agreement and Limited Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit
                          4(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File
                          No. 1-9666).

*4(f)(3)          --      Letter Agreement dated December 31, 1994, among Overseas Private Investment Corporation, Battle
                          Mountain Gold Company, Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9666).

*4(g)(1)          --      Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A. and Corporacion
                          Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1992; File No. 1-9666).



*4(g)(2)          --      Amendment to Loan Agreement, effective as of December 31, 1994, between Empresa Minera Inti
                          Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(b) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

4(h)              --      Credit Agreement, dated as of November 6, 1995, among the Company, the banks named therein and
                          Citibank, N.A., as agent.

+*10(a)(1)        --      Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan, as amended through May 18,
                          1995 (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1995; File No. 1-9666).

+*10(a)(2)        --      Specimen of Deferred Income Stock Option Agreement for officers of the Company, as amended and restated (Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1992; File No. 1-9666).

+*10(b)(1)        --      1985 Stock Option Plan of the Company, as amended and restated effective April 7, 1993 (Exhibit
                          10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File
                          No. 1-9666).

+*10(b)(2)        --      First Amendment to 1985 Stock Option Plan of the Company, effective May 12, 1995 (Exhibit
                          10(b)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995;
                          File No. 1-9666).

+*10(b)(3)        --      Specimen of the Company's 1985 Stock Option Plan Non-Qualified Stock Option Agreement for
                          executive officers of the Company (Exhibit 10(a)(1) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(4)        --      Specimen Amendment to the Company's 1985 Stock Option Plan Non-Qualified Stock Option Agreement
                          for executive officers of the Company (Exhibit 10(b)(2) to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1995; File No. 1-9666).

+*10(b)(5)        --      Specimen of the Company's 1985 Stock Option Plan Incentive Stock Option Agreement for executive officers of the Company (Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for
                          the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(6)        --      Specimen Amendment to the Company's 1985 Stock Option Plan Incentive Stock Option Agreement for
                          executive officers of the Company (Exhibit 10(b)(3) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995; File No. 1-9666).



+*10(c)(1)        --      Battle Mountain Gold Company 1986 Restricted Stock Plan, as amended and restated (Exhibit 4(d)
                          to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988; File No.
                          1-9666).

+*10(c)(2)        --      Specimen of Agreement under the Company's 1986 Restricted Stock Plan (Exhibit 10(c)(2) to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(d)(1)        --      Battle Mountain Gold Company 1988 Long-Term Performance Unit Plan, as amended and restated
                          effective July 1, 1992 (Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1992; File No. 1-9666).

+*10(d)(2)        --      Specimen of Agreement under the Company's 1988 Long-Term Performance Unit Plan (Exhibit
                          10(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+*10(e)(1)        --      Battle Mountain Gold Company Deferred Compensation Plan (Exhibit 10(b) to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(e)(2)        --      Specimen of the Company's Deferred Compensation Agreement for directors of the Company (Exhibit
                          10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986; File
                          No. 0-13728).

+*10(f)(1)        --      Battle Mountain Gold Company Executive Supplemental Retirement Income Plan (Exhibit 10(f)(1) to
                          the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-
                          9666).

+_*10(f)(2)       --      Specimen of the Company's Executive Supplemental Retirement Income Plan Agreement (Exhibit
                          10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+_*10(g)(1)       --      Specimen of the Company's Severance Agreements with officers of the Company regarding certain benefits payable in the event of change of control of the Company (Exhibit 10(f) to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1986; File No. 0-13728).

+*10(g)(2)        --      Severance Agreement, dated June 5, 1992, between the Company and R. Dennis O'Connell (Exhibit
                          10(g)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+*10(h)           --      Battle Mountain Gold Company Contribution Equalization Plan, as amended and restated effective as of November 10, 1988 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).



+*10(i)           --      Battle Mountain Gold Company Executive Productivity Bonus Plan, as amended and restated
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

*10(j)(2)         --      Amendment to Battle Mountain Gold Company Non-Qualified Stock Option Plan for Outside Directors
                          effective January 1, 1995 (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1994; File No. 1-9666).

*10(j)(3)         --      Specimen of Director's Stock Option Agreement under the Company's Non-Qualified Stock Option
                          Plan for Outside Directors (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1992; File No. 1-9666).

*10(k)            --      Heads of Agreement, dated March 23, 1989, among the Company, Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9666).

*10(l)            --      Mining Lease, dated May 5, 1987, granted by the Queensland (Australia) Department of Mines to
                          Pajingo Gold Mine Pty. Ltd. (Exhibit 28(a) to the Company's Current Report on Form 8-K dated
                          February 14, 1990; File No. 1-9666).

*10(m)            --      Mining Lease, dated October 1, 1987, as amended, between Earth Sciences, Inc. and Battle
                          Mountain Gold Company (Exhibit 28(b) to the Company's Current Report on Form 8-K dated February
                          14, 1990; File No. 1-9666).

*10(n)            --      Special Mining Lease No. 6, dated March 17, 1995, granted by the Independent State of Papua New
                          Guinea to Kennecott Explorations (Australia) Ltd., Niugini Mining Limited and Mineral Resources
                          Lihir Pty. Limited (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                          quarter ended September 30, 1995, File No. 1-9666).

+*10(o)(1)        --      1994 Long-Term Incentive Plan of Battle Mountain Gold Company, as effective April 21, 1994
                          (Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March
                          31, 1994; File No. 1-9666).


+*10(o)(2)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock Option Agreement
                          (Exhibit 10(c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1995; File No. 1-9666).

+*10(o)(3)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock Option Agreement
                          (Exhibit 10(c)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1995; File No. 1-9666).

+*10(o)(4)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Restricted Stock Agreement (Exhibit
                          10(a)(4) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994;
                          File No. 1-9666).

+*10(o)(5)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Performance Unit Agreement (Exhibit
                          10(n)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File
                          No. 1-9666).

+*10(p)(1)        --      Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1) to the Company's Annual Report
                          on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(2)        --      Specimen Amendment to Split-Dollar Agreement (Individual) (Exhibit 10(o)(2) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(3)        --      Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(4)        --      Specimen Amendment to Split-Dollar Agreement (Trustee) (Exhibit 10(o)(4) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(q)(1)        --      Battle Mountain Gold Company Supplemental Executive Retirement Plan (Exhibit 10(d)(1) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; File No. 1-9666).

+*10(q)(2)        --      Battle Mountain Gold Company Supplemental Executive Retirement Plan Trust Agreement (Exhibit
                          10(d)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995;
                          File No. 1-9666).

+_*10(q)(3)       --      Specimen of the Company's Supplemental Executive Retirement Plan Agreement (Exhibit 10(b) to
                          the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No.
                          1-9666).

11                --      Computation of Earnings Per Common Share.




12                --      Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and
                          Preferred Dividends.

21                --      Subsidiaries of the Company.

23(a)             --      Consent of Price Waterhouse LLP.

23(b)             --      Consent of Arthur Andersen LLP.

23(c)             --      Consent of Coopers & Lybrand.

24                --      Powers of Attorney

27                --      Financial Data Schedule
------------------------

*        Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(10)(iii) of Regulation S-K.

_ Pursuant to Instruction 2 accompanying paragraph (a) and the Instruction accompanying paragraph (b)(10)(iii)(B)(6) of Item 601 of Regulation S-K, the registrant has not filed each executive officer's individual Executive Supplemental Retirement Income Agreement with the Company as an exhibit hereto; the registrant has agreements substantially identical to Exhibit 10(q)(3) above with each of Karl E. Elers, Kenneth R. Werneburg, Joseph L. Mazur, R. Dennis O'Connell,
          Robert J. Quinn and Fred B. Reisbick.   In addition, the registrant
          has not filed each executive officer's individual Severance Agreement with the Company as an exhibit hereto; the registrant has agreements substantially identical to Exhibit 10(g)(1) above with each of Messrs. Elers, Werneburg, Mazur, Quinn and Reisbick.