Form 10-K405/A
period 1995-12-31
BATTLE MOUNTAIN GOLD CO
filed 1996-04-29
CIK 771498

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-K/A
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 1995        Commission File No. 1-9666
                                      or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from __________ to __________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange
             Title of each class                      on which registered
             -------------------                    ---------------------
                   Common Stock                     New York Stock Exchange
        $3.25 Convertible Preferred Stock           New York Stock Exchange
        Rights to Purchase Preferred Stock          New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $709 million as of April 24, 1996, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

                The number of shares outstanding of the registrant's common stock as of April 24, 1996 is 81,333,077.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None.

================================================================================

The information appearing in Part III of Battle Mountain Gold Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is amended to read in its entirety as set forth below.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers

     The information set forth under "Part I-Executive Officers of the Registrant" is incorporated herein by reference.

Directors

     The following sets forth information concerning the directors of Battle Mountain Gold Company ("Battle Mountain"), including information as to each director's age as of April 15, 1996, position with Battle Mountain and business experience during the past five years.

              Name, age and business experience

Douglas J. Bourne was Chairman of the Board and Chief Executive Officer of Battle Mountain until his retirement in April 1990. Mr. Bourne serves as Chairman of Battle Mountain's Executive Committee and is a member of Battle Mountain's Environmental Affairs and Ethics Committee. Mr. Bourne has been a director of Battle Mountain since its formation, and his present term expires in 1998. He is 73 years of age and is also a director of Potash Corporation of Saskatchewan, Inc.

Delo H. Caspary has been engaged for more than five years in managing his personal investments. He became a director of Battle Mountain in 1985, and his present term expires in 1997. Mr. Caspary is also a director of Caspen, plc., a British company, and Victoria Bank and Trust. Mr. Caspary serves on Battle Mountain's Finance and Audit Committee. He is 70 years old.

Charles E. Childers has served as Chairman of the Board, President and Chief Executive Officer of Potash Corporation of Saskatchewan, Inc. (mining and processing of potash) since 1990. From 1987 through 1990, Mr. Childers served as President and Chief Executive Officer of that corporation. Mr. Childers is also a director of QUNO Corporation.

He became a director of Battle Mountain in 1993 and his present term expires in 1996. Mr. Childers serves on the Compensation and Stock Option Committee. He is 63 years old.

Jack R. Crosby has been Chairman of the Board and Chief Executive
Officer of the Rust Group (investments, property development and telecommunications) for more than five years. Mr. Crosby is Chairman of the Board and Chief Executive Officer of Tescorp, Inc. and a director of National Dentex Corporation. He became a director of Battle Mountain in 1985, and his present term expires in 1998. Mr. Crosby is a member of Battle Mountain's Compensation and Stock Option Committee. He is 69 years of age.

Rodney L. Gray has served as Managing Director of Enron Development
Corp. since August 1995. He served as President and CEO of Enron Global Power & Pipelines LLC from October 1994 through November 1995, and now serves as Chairman, President and CEO of that corporation. Mr. Gray served as Managing Director of Enron Capital & Trade Resources, Inc. from October 1994 through August 1995. From July 1993 through October 1994, he served as Chairman and Chief Executive Officer for Enron International, Inc. From October 1992 through July 1993, Mr. Gray served as Senior Vice President, Finance and Treasurer for Enron, and was responsible for Enron's worldwide financing activities. From April 1988 through October 1992, Mr. Gray served as Vice President and Treasurer for Enron. Mr. Gray is also a director of Harmon Industries, Inc. and Enron Global Power & Pipelines LLC. He became a director of Battle Mountain in 1993, and his present term expires in 1997. Mr. Gray serves on the Finance and Audit Committee. He is 43 years old.

Karl E. Elers  is Chairman of the Board and Chief Executive Officer of
Battle Mountain. Mr. Elers is a member of Battle Mountain's Executive Committee. From April 1988 until April 1990, he was President and Chief Operating Officer of Battle Mountain. From May 1987 until April 1988, Mr. Elers was Executive Vice President of Battle Mountain. Mr. Elers became a director in 1987 and his present term expires in 1996. He is 57 years old.

Ted H. Pate was President and Chief Operating Officer of Battle Mountain until April 1988. Mr. Pate became a director of Battle Mountain in 1985, and his present term expires in 1998. Mr. Pate serves as Chairman of Battle Mountain's Finance and Audit Committee and is a member of the Environmental Affairs and Ethics Committee. He is 69 years of age.

Kenneth R. Werneburg has been President and Chief Operating Officer of
Battle Mountain since April 1990, having previously served as Executive Vice President of Battle Mountain since November 1989. Mr. Werneburg became a director of Battle Mountain in 1990 and his present term expires in 1996. He is a member of Battle Mountain's Executive Committee and is Chairman of Battle Mountain's Environmental Affairs and Ethics Committee. He is 54 years old.

William A. Wise has served as Chairman of the Board, President and Chief Executive Officer of El Paso Natural Gas Company, an integrated natural gas company, since January 1994. From April 1989 through January 1990, Mr. Wise was President and Chief Operating Officer of that corporation. He became Chief Executive Officer in January 1990. Mr. Wise has been a director of Battle Mountain since 1994, and his present term expires in 1998. Mr. Wise serves as Chairman of Battle Mountain's Compensation and Stock Option Committee. He is 50 years old.

Compliance with Section 16(a) of the Securities Exchange Act

        Based solely upon a review of Forms 3, 4 and 5 submitted to Battle Mountain during and with respect to 1995 and written representations from certain reporting persons that no Forms 5 were required from such persons, no failures to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1995 or prior years by any person who was an officer or director of Battle Mountain during 1995 were identified.

Item 11.  Executive Compensation


Executive Compensation

        Summary Compensation Table--The table set forth below contains information regarding compensation for services in all capacities to Battle Mountain for 1995, 1994 and 1993 of those persons who (i) served as the chief executive officer of Battle Mountain during 1995 and (ii) were the other four mostly highly compensated executive officers of Battle Mountain at December 31, 1995. The format and the information presented are as prescribed in rules of the SEC.



                                                        SUMMARY COMPENSATION TABLE
                                           Annual Compensation               Long-Term Compensation
                                    ---------------------------------  ----------------------------------
                                                                               Awards          Payouts
                                                                       ----------------------  -------
                                                                       Restricted  Securities                 All Other
       Name and Principal                                Other Annual    Stock    Underlying     LTIP       Compensation
            Position        Year     Salary      Bonus   Compensation   Awards      Options    Payouts(1)        (2)
     ---------------------- ----    --------   --------  ------------  ---------- -----------  ----------   ------------

      Karl E. Elers . . . . 1995    $351,575   $167,064          -          -        57,200    $579,962       $85,133
         Chairman of the    1994     332,858    180,030          -          -        53,700           -        21,741
         Board and Chief    1993     315,902    106,797          -          -       138,400     338,865        15,590
         Executive Officer

      Kenneth R. Werneburg  1995     280,126    133,112          -          -        45,600     462,268        57,142
         President and      1994     256,212    143,443          -          -        42,800           -        17,323
         Chief Operating    1993     251,702     85,092          -          -       108,400     265,772        13,137
         Officer

      R. Dennis O'Connell . 1995     175,111     66,583          -          -        24,500     232,552        28,500
         Vice President-    1994     165,401     72,012          -          -        23,400           -        12,475
         Finance and Chief  1993     157,951     42,719          -          -        58,400           -         8,571
         Financial Officer

      Andre J. Douchane (3) 1995     172,459     65,577          -          -        24,100     218,372        26,361
         Vice President -   1994     160,846     69,314          -          -        22,500           -        12,400
         Operations         1993     150,324     40,772          -          -        58,400           -         8,227

      Joseph L. Mazur . . . 1995     164,366     62,484          -          -        23,200     219,790        42,989
         Vice President-    1994     156,863     68,295          -          -        22,600           -        12,308
         Administration and 1993     149,799     40,514          -          -        58,400     128,043         8,204
         Communications

- ----------------------------

     (1)  Amounts represent the cash and market value of Battle Mountain
          Common Stock distributable in respect of performance units granted under Battle Mountain's 1988 Long-Term Performance Unit Plan for the three-year performance periods ended June 30, 1995 and June 30, 1993. In 1992, the performance measures applicable to the performance period ended June 30, 1993 were revised by dropping two of the four original measures and establishing a new threshold condition to payout.


     (2) Consists of (a) Battle Mountain's contributions (vested and unvested) under Battle Mountain's Savings Plan and a related contribution equalization plan of $9,240 and $19,193 in 1995, $12,708 and $9,033 in 1994, and $10,612 and $4,978 in 1993 for Mr. Elers;
          $9,240 and $14,343 in 1995, $10,126 and $7,196 in 1994, and $10,612
          and $2,525 in 1993 for  Mr. Werneburg; $13,967 and $5,925 in 1995,
          $9,240 and $3,234 in 1995, and

          $8,571 in 1993 for Mr. O'Connell; $9,240 and $6,662 in 1994, $9,240
          and $3,160 in 1994, and $8,227 in 1993 for Mr. Douchane; and $9,240
          and $5,318 in 1995, $5,662 and $3,068 in 1994, and $8,204 in 1993 for
          Mr. Mazur and (b) as to the balance of such amounts, the benefit to the executive officer of the premiums paid by Battle Mountain during 1995 under Battle Mountain's split-dollar life insurance program.


     (3)  Mr. Douchane resigned from Battle Mountain effective December 31,
          1995.

          Option Grants Table -- The following table shows, as to the executive officers named in the Summary Compensation Table, information regarding stock options granted pursuant to Battle Mountain's 1994 Long-Term Incentive Plan during 1995. All of such options have an exercise price equal to the market price on the date of grant.

                                                         Individual Grants
                           --------------------------------------------------------------------------------

                              Number of       Percent of
                             Securities     total options
                            Underlying        granted to       Exercise                       Grant date
                             Options         employees in      Price Per      Expiration     present value
                             Granted (1)         1995            Share           Date             (2)
                           --------------   --------------   -------------    ----------    ---------------
 Karl E. Elers . . . . .      57,200            12.4            $11.375        4/27/05          $413,613
 Kenneth R. Werneburg  .      45,600             9.9             11.375        4/27/05           319,734
 R. Dennis O'Connell . .      24,500             5.3             11.375        4/27/05           177,160
 Andrew J. Douchane  . .      24,100             5.2             11.375        4/27/05           174,267
 Joseph L. Mazur . . . .      23,200             5.0             11.375        4/27/05           167,759

     -------------------------

     (1) All options granted to the named executive officers were granted on April 27, 1995 and have exercise prices equal to the closing price of the Battle Mountain Common Stock on the NYSE Composite Tape on that date. The options became exercisable on April 27, 1996 (except as to Mr. Douchane, whose options lapsed as a result of the termination of his employment) and also contain provisions for acceleration of vesting in the event of a change of control and payment in cash of the then appreciated value of the option. A change of control is deemed to occur for this purpose if (i) a person or group becomes the beneficial owner of 30 percent or more of Battle Mountain's outstanding voting securities, (ii) a tender offer, merger or other business combination or a contested election results in a change in the composition of a majority of the Battle Mountain Board of Directors, (iii) a merger or consolidation results in less than 70 percent of the outstanding voting securities of the surviving or resulting corporation being owned by former shareholders of Battle Mountain (other than parties to the merger or consolidation of their affiliates), (iv) a tender offer is consummated for 30 percent or more of Battle Mountain's outstanding voting securities or (v) Battle Mountain transfers all or substantially all of its assets to another corporation not a wholly owned subsidiary of Battle Mountain.

     (2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an executive will be at or near the value determined using the Black-Scholes model. The assumptions used under that model include a volatility of 43.8 percent based on one-year historical volatility of the Battle Mountain Common Stock prior to the grant date, a risk-free rate of return of 7.1 percent based on the ten-year zero coupon treasury bond yield at the time of grant, a dividend yield of 0.4 percent based on the current dividend rate and an option term equal to the full ten-year stated option term. The estimated grant date value does not reflect any discount on account of vesting or forfeiture provisions or prohibitions on transfer.

          Option Exercises and Year-End Values Table -- The table set forth below contains information with respect to (i) the unexercised options to purchase Battle Mountain Common Stock granted in 1995 and prior years under Battle Mountain's 1994 Long-Term Incentive Plan, 1985 Stock Option Plan and 1988 Deferred Income Stock Option Plan to the executive officers named in the Summary Compensation Table and held by them at December 31, 1995 and (ii) the aggregate number of shares acquired by such executive officers upon the exercise during 1995 of options to purchase Battle Mountain Common Stock.


                                                             Number of Securities
                                                        Underlying Unexercised Options       Value of Unexercised
                                                                  Held at                  In-the-Money Options at
                               Shares                         December 31, 1995              December 31, 1995 (1)
                               Acquired                 ------------------------------     -----------------------
                                 on          Value
       Name                    Exercise     Realized    Exercisable    Unexercisable     Exercisable    Unexercisable
       ----                  ------------   --------    -----------    -------------     -----------    -------------
   Karl E. Elers . . . . .         0            $ 0       284,777        103,334           $253,557        $74,968
   Kenneth R. Werneburg  .         0              0       196,566         81,734            258,745         58,718
   R. Dennis O'Connell . .         0              0        62,333         43,967             63,266         31,634
   Andre J. Douchane . . .    38,933         87,599             0              0                  0              0
   Joseph L. Mazur . . . .         0              0       135,455         42,667             98,645         31,634

       --------------------

       (1)      Based on the closing price of the Battle Mountain
                Common Stock on the NYSE Composite Tape on December 29, 1995 ($8.50).

     Retirement Plan and Supplemental Agreements -- Battle Mountain maintains a non-contributory tax-qualified retirement plan generally available to U.S. salaried employees (the "Retirement Plan"). The Retirement Plan is a defined benefit plan under which employer contributions are actuarially determined each year and is administered by an Administrative Committee appointed by the Board of Directors. The amount of an employee's retirement benefit is based on final average compensation (as defined below) and is computed as follows: 1.1 percent of final average compensation for each year of service, plus 0.6 percent of final average compensation in excess of $10,000 per year for each year of service up to a maximum of 35 years.

     The following table shows the estimated annual retirement benefits under the Retirement Plan under the formula described above for eligible employees (including officers) who retire at age 65 (normal retirement age) and have the average compensation levels and years of service specified in the table. The amounts listed in the table are payable for the life of the employee and are not subject to any reduction for Social Security benefits or other offsetting amounts. As is indicated in footnote 2 to the table, provisions of the Internal Revenue Code limit the annual benefit which may be paid upon retirement to $120,000 for 1996.



                                                 Projected Retirement Plan Benefit
                                                     at Age 65 With Service of
Final Average          ------------------------------------------------------------------------------------
Compensation(1)           15 Years       20 Years          25 Years         30 Years           35 Years
- ---------------        ----------------  ---------------  -------------  ----------------   ----------------
$  150,000 . . . . .      $37,350         $49,800           $62,250          $74,700            $87,150
   175,000 . . . . .       43,725          58,300            72,875           87,450            102,025
   200,000 . . . . .       50,100          66,800            83,500          100,200            116,900
   225,000 . . . . .       56,475          75,300            94,125          112,950            131,755(2)
   250,000 . . . . .       62,850          83,800           104,750          125,700(2)         146,650(2)
   300,000 . . . . .       75,600         100,800           126,000(2)       151,200(2)         176,400(2)
   350,000 . . . . .       88,350         117,800           147,250(2)       176,700(2)         206,150(2)
   400,000 . . . . .      101,100         134,800(2)        168,500(2)       202,200(2)         235,900(2)
   450,000 . . . . .      113,850         151,800(2)        189,750(2)       227,700(2)         265,650(2)
   500,000 . . . . .      126,600(2)      168,800(2)        211,000(2)       253,200(2)         295,400(2)
   600,000 . . . . .      152,100(2)      202,800(2)        253,500(2)       304,200(2)         354,900(2)
   700,000 . . . . .      177,600(2)      236,800(2)        296,000(2)       355,200(2)         414,400(2)
   800,000 . . . . .      203,100(2)      270,800(2)        338,500(2)       406,200(2)         473,900(2)
   900,000 . . . . .      228,600(2)      304,800(2)        381,000(2)       457,200(2)         533,400(2)
 1,000,000 . . . . .      254,100(2)      338,800(2)        423,500(2)       508,200(2)         592,900(2)


- -------------------

       (1) Final average compensation means the average of covered remuneration for the five consecutive years, out of the ten years immediately preceding retirement, in which the participant's covered remuneration was the highest. Covered compensation includes salary, bonus and most other compensation paid or deferred in the year (including performance unit payments under Battle Mountain's 1988 Long-Term Performance Unit Plan and 1994 Long-Term Incentive Plan but excluding amounts realized from restricted stock and stock options). However, Section 401(a) (17) of the Internal Revenue Code of 1986, as amended (the "Code") limits the annual compensation taken into account for an employee under the Retirement Plan. The compensation limit imposed by
               Section 401(a)(17) is $150,000 for 1994, 1995 and 1996 and
               $200,000 (indexed) for 1989-1993.

       (2) Annual benefits under the Retirement Plan are limited to $120,000 for 1996 by Section 415 of the Code.

          At December 31, 1995, the individuals named in the Summary Compensation Table had the following credited years of service under the Retirement Plan: Mr. Elers, eight years; Mr. Werneburg, six years; Mr. O'Connell, three years; and Mr. Mazur, 26 years. Mr. Douchane resigned from Battle Mountain effective December 31, 1995, at which time he was not vested in the Retirement Plan.

          Battle Mountain has established a Supplemental Executive Retirement Plan ("SERP") for certain executives, including Messrs. Elers, Werneburg, O'Connell, Douchane and Mazur. The SERP provides that Battle Mountain will pay each respective executive officer an additional retirement benefit equal to the greater of two benefits: the prior benefit or the current benefit. The prior benefit is the vested portion of 50 percent of such officer's considered compensation. The prior benefit vests 10 percent each year beginning at the executive's age 56 and is payable in level payments for 15 years beginning at the executive's age 65. The current benefit is the benefit the executive would have received under the Retirement Plan in the absence of Code limits, less the amount of the participant's benefit under the Retirement Plan. The current benefit begins on the later of the participant's age 55 or termination of employment, and is paid as a joint and 50 percent surviving spouse annuity. Where the current benefit would begin before the prior benefit, the present value of the current benefit is compared with the present value of the prior benefit to determine the better benefit.

          The following table shows the estimated annual retirement benefits under the SERP on the assumption the prior benefit is applicable for eligible executives who retire at age 65 (normal retirement age) and have the average compensation levels in the table:

       Considered
     Compensation                                        Estimated
       at Age 65                                          Benefit
     -------------                                       ----------
        150,000  . . . . . . . . . . . . . . . .         $ 75,000
        200,000  . . . . . . . . . . . . . . . .          100,000
        250,000  . . . . . . . . . . . . . . . .          125,000
        300,000  . . . . . . . . . . . . . . . .          150,000
        350,000  . . . . . . . . . . . . . . . .          175,000
        400,000  . . . . . . . . . . . . . . . .          200,000
        450,000  . . . . . . . . . . . . . . . .          225,000
        500,000  . . . . . . . . . . . . . . . .          250,000


For purposes of calculating the prior benefit, considered compensation is the officer's annualized base monthly salary at the end of the last even-numbered calendar year preceding retirement. If the current benefit is applicable, the estimated annual retirement benefit for a participant under the SERP would be in an amount that, when added to the benefit under the Retirement Plan, equals the annual benefit shown in the above Projected Retirement Plan Benefit table for benefits under the Retirement Plan determined without regard to Code limits referred to in footnotes (1) and (2) to that table. In calculating the current benefit, covered compensation is the same as that under the Retirement Plan, except that deferrals of base compensation and bonus under nonqualified deferred compensation plans are included.

In early 1995, Battle Mountain established a split-dollar life insurance program covering certain executive officers including those named in the Summary Compensation Table. This program provides for life insurance coverage with a death benefit of $1,500,000 for Mr. Elers, $1,250,000 for Mr. Werneburg and $750,000 each for Messrs. O'Connell and Mazur, with the executive to pay the term insurance portion of the premium during a specified period of at least ten years and Battle Mountain to pay the balance. Battle Mountain retains the right to terminate premium payments under an executive officer's policy prior to the end of the specified period in case of termination of employment, or otherwise upon six months' notice. Upon death or other termination as to any executive officer, Battle Mountain will be refunded the aggregate amount of the premium payments made by it in respect of that officer's policy.

        Change-in-Control Arrangements -- Battle Mountain has severance agreements with each of Messrs. Elers, Werneburg, O'Connell and Mazur, which generally provide that, in the event employment terminates as a result of a change of control of Battle Mountain, each executive officer would receive a cash payment equal to two times his annual salary (plus bonus and other incentive compensation). A covered officer, under the agreement, would receive such payment only as a result of involuntary termination or specified changes in duties, responsibilities or benefits within three years of the date of the change of control or voluntary termination during a 120-day period commencing 120 days following the date of the change of control. The agreements also provide for continuation of group life, medical and dental insurance benefits for a period of 30 months after termination on the same contributory basis as such benefits are provided to active employees of Battle Mountain. In the event of a change of control, payments under the agreements of executive officers using 1995 salaries and covered incentive compensation would be approximately $1,626,238 for Mr. Elers, $1,295,916 for Mr. Werneburg, $719,548 for Mr.
O'Connell, and $676,900 for Mr. Mazur. The 1988 Long-Term Performance Unit Plan and the performance unit awards made in 1994 under the 1994 Long-Term Incentive Plan also contain provisions whereby outstanding performance units become immediately payable at the credited value if the units have already been valued or at the target value of $1.00 per unit if the units have not been valued in the event of a change of control. In the event of a change of control, payments under these plans in respect of the outstanding performance units would be approximately as follows: $471,436 for Mr. Elers, $375,629 for Mr. Werneburg, $188,574 for Mr. O'Connell, and $178,841 for Mr. Mazur. Options granted to these officers under Battle Mountain's 1985 Stock Option Plan and 1994 Long-Term Incentive Plan contain provisions for acceleration of vesting in the event of a change of control and payment in cash of the then appreciated value of the option. The above described severance agreements and awards also contain provisions for a tax gross-up payment designed to make the officers whole against any excise or other tax above the rate ordinarily applicable that is occasioned by the change of control, pursuant to the provisions of Section 280G of the U.S. Code or otherwise. In addition, after a change of control, Battle Mountain will be required to continue making premium payments until the officer reaches age 65 under the split-dollar life insurance program described above, whether the officer remains employed by Battle Mountain or not. Such annual premium amounts are approximately $104,000 in the case of Mr. Elers, $55,000 in the case of Mr. Werneburg, $52,000 in the case of Mr. Mazur and $20,000 in the case of Mr. O'Connell (the aggregate of such premium amounts to be refundable to Battle Mountain at age 65 or upon death, if earlier). Further, benefits under the SERP would be recalculated so that the prior benefit would be fully vested and the current benefit would also be fully vested and credit given for four additional years of benefit accrual. Based on current covered compensation
(and assuming the prior benefit is applicable), the annual retirement benefit under the SERP after giving effect to such recalculation would be approximately $173,000 for Mr. Elers, $137,000 for Mr. Werneburg, $81,000 for Mr. Mazur and $85,000 for Mr. O'Connell. The definition of change of control in the foregoing agreements is generally the same as that referred to in note (1) to the Option Grants Table above.

        On March 11, 1996, Battle Mountain entered into an agreement with Hemlo Gold Mines Inc. that provides for a business combination of the two companies. Consummation of the agreement, which is subject to the approval of the stockholders of both companies and the satisfaction of other conditions, will constitute a change of control under the foregoing agreements.

Director Compensation

        Each director, other than those who are regularly employed officers of Battle Mountain or its subsidiaries, receives a director's fee of $15,000 per annum and an additional fee of $750 per day for attendance at meetings of the Board or its committees. Directors are also reimbursed for their travel and other expenses involved in attendance at Board and committee meetings. Pursuant to the terms of Battle Mountain's Deferred Compensation Plan, a director may elect to defer his director's fee and per diem fees for payment with interest (at the six-month Treasury bill rate) at a later date. Pursuant to the terms of Battle Mountain's 1988 Deferred Income Stock Option Plan (the "DISOP"), a director may elect to receive a non-qualified stock option in lieu of up to 100 percent of his director's fee and per diem fees for attending Board or committee meetings. To participate, the director selects an option strike price at a discount from current market value of the Battle Mountain Common Stock and receives options on a number of shares such that the aggregate discount is equal to the amount of fees forgone. Messrs. Pate and Wise participated in the DISOP in 1995, acquiring an option to purchase 10,500 shares of Battle Mountain Common
Stock at an exercise price of $9.125 per share and 9,750 shares of Battle Mountain Common Stock at an exercise price of $9.125 per share, respectively. Under Battle Mountain's Nonqualified Stock Option Plan for Outside Directors, individuals who become nonemployee directors of Battle Mountain are automatically granted an initial option to purchase 5,000 shares of Battle Mountain Common Stock on the date they become nonemployee directors. On the date of the annual meeting of each year following the grant of the initial option, each incumbent nonemployee director is granted an additional option to purchase 1,500 shares of Battle Mountain Common Stock. Each option granted pursuant to the Nonqualified Stock Option Plan for Outside Directors has an exercise price per share equal to the market value of a share of Battle Mountain Common Stock on the date the option is granted, and such options are not exercisable until one year from the date of grant. Directors who are not also executive officers are not eligible to participate in any other benefit plan of Battle Mountain.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership

          Set forth in the table below is the number of shares of Battle Mountain Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act) as of March 15, 1996, by each of Battle Mountain's directors and nominees, each of the executive officers named in the Summary Compensation Table under "Item 11. Executive Compensation" and all directors and executive officers as a group. Except as otherwise indicated, all such shares are owned directly, and the indicated owner has sole voting and investment power with respect to such Battle Mountain Common Stock. As of April 15, 1996, there was no person known to Battle Mountain to be the beneficial owner of more than 5 percent of the Battle Mountain Common Stock.

                                                                        Number of        Percent
             Name                                                        Shares         of Class
             ----                                                       -----------     --------
    Douglas J. Bourne . . . . . . . . . . . . . . . . . . . . . . .      144,540(1)         *
    Delo H. Caspary . . . . . . . . . . . . . . . . . . . . . . . .       51,000(2)         *
    Charles E. Childers . . . . . . . . . . . . . . . . . . . . . .       12,000(3)         *
    Jack R. Crosby  . . . . . . . . . . . . . . . . . . . . . . . .       61,375(4)         *
    Andre J. Douchane . . . . . . . . . . . . . . . . . . . . . . .           0             *
    Karl E. Elers . . . . . . . . . . . . . . . . . . . . . . . . .      463,854(5)         *
    Rodney L. Gray  . . . . . . . . . . . . . . . . . . . . . . . .        9,500(4)         *
    Joseph L. Mazur . . . . . . . . . . . . . . . . . . . . . . . .      197,490(6)         *
    R. Dennis O'Connell . . . . . . . . . . . . . . . . . . . . . .      115,196(7)         *
    Ted H. Pate . . . . . . . . . . . . . . . . . . . . . . . . . .       63,146(8)         *
    Kenneth R. Werneburg  . . . . . . . . . . . . . . . . . . . . .      312,298(9)         *
    William A. Wise . . . . . . . . . . . . . . . . . . . . . . . .       26,000(4)         *
    All directors and executive officers as a group (14 persons)  .   1,710,271(10)       2.1%

    --------------

    (1) Includes 750 shares jointly owned by Mr. Bourne and his wife, and 11,000 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (2) Includes 11,000 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (3) Includes 9,500 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (4) Consists of shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (5) Includes 388,111 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

    (6) Includes 161,922 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (7) Includes 106,300 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (8) Includes 57,000 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (9) Includes 278,300 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    (10) Includes 1,362,874 shares issuable upon the exercise of stock options acquired under Battle Mountain's option plans.
    *        Less than 1%.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BATTLE MOUNTAIN GOLD COMPANY


                                        By: /s/   R. DENNIS O'CONNELL
                                           --------------------------------
                                                  R. Dennis O'Connell
                                             Vice President, Finance and
                                               Chief Financial Officer

                                        Date: April 29, 1996