Form 10-Q
period 1996-03-31
BATTLE MOUNTAIN GOLD CO
filed 1996-05-15
CIK 771498

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

         Number of shares of common stock outstanding as of the latest practicable date, May 9, 1996: 81,330,314

================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX



                                                                                                      Page
                                                                                                      ----
         Part I. Financial Information

                 Condensed Consolidated Balance Sheet at
                 March 31, 1996, and December 31, 1995                                                   1

                 Condensed Consolidated Statement of Income
                 for the three months ended March 31, 1996 and 1995                                      2

                 Condensed Consolidated Statement of Cash Flows
                 for the three months ended March 31, 1996 and 1995                                      3

                 Notes to Condensed Consolidated Financial Statements                                    4

                 Statistical Information                                                                 5

                 Management's Discussion and Analysis of  Financial Condition and Results
                 of Operations                                                                           7

         Part II. Other Information                                                                     11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (in thousands)


                                                March 31,     December 31,
                                                  1996            1995
                                              ------------    ------------
ASSETS
  Current assets
    Cash and cash equivalents                 $     42,658    $     46,071
    Accounts receivable                             27,591          26,320
    Inventories                                     14,113           4,158
    Materials and supplies                          29,102          26,563
    Other current assets                            14,739          12,846
                                              ------------    ------------
       TOTAL CURRENT ASSETS                        128,203         115,958

  Investments                                      231,422         230,652

  Net property, plant and equipment                352,152         360,270

  Other assets                                      31,319          30,259
                                              ------------    ------------

TOTAL ASSETS                                  $    743,096    $    737,139
                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Short term borrowings                     $        449    $      2,571
    Current maturities of long-term debt            13,428          13,427
    Accounts payable                                16,720          13,251
    Payroll and related benefits accrued             4,804           5,039
    Accrued interest                                 3,446           7,198
    Other current liabilities                        5,047           5,448
                                              ------------    ------------
       TOTAL CURRENT LIABILITIES                    43,894          46,934

  Long-term debt                                   182,166         169,175
  Other liabilities                                 39,901          38,199
                                              ------------    ------------
       TOTAL LIABILITIES                           265,961         254,308

  Minority interest                                110,967         111,773

  Shareholders' equity                             366,168         371,058
                                              ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    743,096    $    737,139
                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                      Three Months Ended
                                                          March  31,
                                                   ----------------------
                                                     1996         1995
                                                   --------     --------
GROSS REVENUE                                      $ 60,239     $ 56,120
 Less: Freight, allowances and royalties              2,554        2,038
                                                   --------     --------
NET SALES                                            57,685       54,082
                                                   --------     --------

COSTS AND EXPENSES
  Production costs                                   39,827       31,811
  Depreciation, depletion and amortization           14,483       12,358
  Exploration, evaluation and other lease costs       4,839        3,222
  General and administrative expenses                 3,311        2,709
  Taxes, other than income                              746          562
                                                   --------     --------
        Total                                        63,206       50,662
                                                   --------     --------

OPERATING (LOSS) INCOME                              (5,521)       3,420

Interest income                                         808          947
Interest expense, net                                (1,687)      (1,711)
Other (expense) income, net                          (1,511)         650
                                                   --------     --------

(LOSS) INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                 (7,911)       3,306
Income tax benefit (expense)                          2,545         (261)
Minority interest  in net loss (income)               1,363         (563)
                                                   --------     --------

NET (LOSS) INCOME                                    (4,003)       2,482

Preferred dividends                                   1,869        1,869
                                                   --------     --------

NET (LOSS) INCOME TO COMMON SHARES                 $ (5,872)    $    613
                                                   ========     ========

(LOSS) INCOME PER COMMON SHARE                     $   (.07)    $    .01
                                                   ========     ========

DIVIDENDS PER COMMON SHARE                         $   .025     $   .025
                                                   ========     ========

AVERAGE COMMON SHARES OUTSTANDING
  FOR (LOSS) INCOME PER SHARE PURPOSES               81,251       86,294

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                   Three Months Ended
                                                                         March 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS) INCOME                                                $ (4,003)    $  2,482
Adjustments to reconcile net (loss) income to cash flows from operating activities:
  Depreciation, depletion and amortization                         14,483       12,358
  Exploration and evaluation costs                                  3,372        3,058
  Deferred taxes                                                   (2,545)        (316)
  Change in current assets and liabilities                         (7,057)     (10,740)
  Other net change                                                  1,167          125
                                                                 --------     --------
Total Adjustments                                                   9,420        4,485
                                                                 --------     --------

NET CASH FLOWS FROM OPERATING ACTIVITIES                            5,417        6,967
                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                            (13,506)     (21,268)
  Exploration and evaluation expenditures                          (3,689)      (2,949)
  Other, net                                                         (273)        (192)
                                                                 --------     --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (17,468)     (25,781)
                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from stock issuances                                1,246         --
  Cash proceeds from borrowings                                    13,052         --
  Cash dividend payments                                           (3,899)      (3,892)
  Repayment of debt                                                (2,288)        --
  Other, net                                                          (18)        (103)
                                                                 --------     --------

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                  8,093       (3,995)
                                                                 --------     --------

EFFECT OF EXCHANGE RATE CHANGES                                       545         (417)
                                                                 --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (3,413)     (23,226)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   46,071       76,464
                                                                 --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 42,658     $ 53,238
                                                                 ========     ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  General Information

                 The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the management of Battle Mountain Gold Company (BMG), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly owned and majority-owned subsidiaries (the Company). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1995.


Note 2.  Income Per Common Share

         The effect of common stock equivalents is not included in the calculation of income per share for the three months ended March 31, 1996 because the effect is antidilutive. Fully diluted income per share is not presented because the effect of other dilutive securities is antidilutive for the periods presented.

                      STATISTICAL INFORMATION  (UNAUDITED)

                                                  Three months ended
                                                       March 31,
                                                  ------------------
                                                   1996       1995
                                                   ----       ----
BATTLE MOUNTAIN COMPLEX Operating Data
  Production statistics
    Gold recovered (000s oz)                         17         17
    Silver recovered (000s oz)                       64         42
- ------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                          $311       $334
    Taxes, other than income                         10         12
    DD&A                                             73         62
                                                   ----       ----
    Total operating costs                          $394       $408
- ------------------------------------------------------------------

SAN LUIS Operating Data
  Production statistics
    Gold Recovered (000s oz)                         15         17
    Silver Recovered (000s oz)                        9          6
- ------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                          $273       $250
    Taxes, other than income                         18          7
    DD&A                                             85         96
                                                   ----       ----
    Total operating costs                          $376       $353
- ------------------------------------------------------------------

PAJINGO Operating Data
  Production statistics
    Gold recovered (000s oz)                         11          8
    Silver recovered (000s oz)                        5         18
- ------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                          $292       $110
    Taxes, other than income                          3          2
    DD&A                                            115         54
                                                   ----       ----
    Total operating costs                          $410       $166
- ------------------------------------------------------------------

KORI KOLLO Operating Data
  Production statistics
    Gold recovered BMG share (000s oz) (2)           69         71
    Silver recovered BMG share (000s oz) (2)        214        302
    Gold recovered (000s oz)                         78         81
    Silver recovered (000s oz)                      243        343
- ------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                          $206       $167
    Taxes, other than income                          3          1
    DD&A                                            103         90
                                                   ----       ----
    Total operating costs                          $312       $258
- ------------------------------------------------------------------

See Page 6 for footnotes

                      STATISTICAL INFORMATION (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              1996         1995
                                                             ------       ------
SAN CRISTOBAL Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                        10            9
    Silver recovered BMG share (000s oz)(3)                      25           21
    Gold recovered (000s oz)                                     21           18
    Silver recovered (000s oz)                                   50           41
- --------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $  312       $  314
    Taxes, other than income                                   --           --
    DD&A                                                         93           81
                                                             ------       ------
    Total operating costs                                    $  405       $  395
- --------------------------------------------------------------------------------

RED DOME Operating Data
  Production statistics
    Gold recovered BMG share (000s oz)(3)                        12           11
    Silver recovered BMG share(000s oz)(3)                      106           76
    Gold recovered (000s oz)                                     24           21
    Silver recovered (000s oz)                                  209          146
    Copper recovered (000s lbs)                               3,525        2,542
- --------------------------------------------------------------------------------
  Cost Per Equivalent Gold Ounce (1)
    Cash production costs                                    $  204       $  220
    Taxes, other than income                                   --           --
    DD&A                                                         92          125
                                                             ------       ------
    Total operating costs                                    $  296       $  345
- --------------------------------------------------------------------------------

AGGREGATE DATA
   Gold recovered BMG share (000s oz)                           134          133
   Gold sales BMG share (000s oz)                               125          124
   Gold recovered (000s oz)                                     166          162
   Gold sales (000s oz)                                         148          142
   Average price per oz realized                             $  393       $  382
- --------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                         423          465
   Silver sales BMG share (000s oz)                             320          388
   Silver recovered (000s oz)                                   580          596
   Silver sales (000s oz)                                       379          453
   Average price per oz realized                             $ 5.45       $ 4.83
- --------------------------------------------------------------------------------
   Weighted Average Cost Per Equivalent Gold Ounce (1)
     Cash production costs                                   $  240       $  209
     Taxes, other than income                                     5            3
     DD&A                                                        96           87
                                                             ------       ------
     Total operating costs                                   $  341       $  299
- --------------------------------------------------------------------------------

(1) Represents production costs incurred which, because of changes in inventory, may not be included in operating results for the period. Includes mining, milling and other plant costs directly related to a mine site and stripping cost adjustments but excludes third party smelting costs, transportation costs, royalties, depreciation, depletion and amortization and taxes.
(2)  Reflects BMG's 88 percent equity interest.
(3) Reflects BMG's average equity interest of 50.5 percent for 1996 and of 51.4 percent for 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year 1995 (1995 Form 10-K) and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

LIQUIDITY AND CAPITAL RESOURCES

Summary - At March 31, 1996, the Company had cash and cash equivalents of $42.7 million, of which $11.0 million was held by BMG, $21.0 million was held by Niugini Mining and $10.7 million was held by Inti Raymi.

Operating Activities - The Company generated cash flow of $5.4 million from operating activities during the three months ended March 31, 1996, compared with cash flow from operations of $7.0 million for the three months ended March 31, 1995. The decrease in cash flows from operations of $1.6 million was primarily the result of higher production costs at the Kori Kollo, Red Dome and Pajingo mines. Total production costs increased at the Red Dome mine because of a 47% increase in production volumes. The increase in production costs at the Kori Kollo and Pajingo mines resulted from an increase in per unit costs.(See "- Results of Operations - Production Costs").

Investing Activities - The Company used cash of $13.5 million for capital expenditures during the three months ended March 31, 1996. This amount includes $6.0 million in interest that has been capitalized related to the Company's investment in the Lihir Gold Ltd. The Company's 1996 business plan includes a total of $47.8 million for capital expenditures, of which approximately $10.5 million and $8.6 million are associated with the Phoenix and Crown Jewel projects, respectively and approximately $9.7 million is associated with various projects and purchases of equipment by Inti Raymi.

         During the three months ended March 31, 1996, the Company spent approximately $5.2 million on exploration and evaluation. The Company currently estimates that it will spend a total of approximately $18 million on its 1996 exploration programs. Exploration and evaluation expenditures increased for the three months ended March 31, 1996 compared with the same period of 1995 primarily because of the expansion of the Company's exploration activities in the area of the Red Dome and Pajingo mines.

Financing Activities - During the first quarter of 1996, BMG borrowed an additional $13 million under its $75 million revolving credit facility, resulting in a total of $30 million outstanding under this facility as of March 31, 1995. During the first quarter of 1996, BMG received $3.9 million in dividends from Inti Raymi, net of applicable Bolivian withholding taxes. Further dividends are expected from Inti Raymi as earnings and cash are available.

Conclusion - The Company expects cash on hand, along with cash flows from operations and financing facilities currently in place, to be adequate to meet its cash needs at least through the middle of 1997.

         On March 11, 1996, the Company announced that it had signed an agreement to combine with Hemlo Gold Mines, Inc. ("Hemlo") of Toronto, Canada. Under the terms of the agreement Hemlo will become an indirect subsidiary of BMG and Hemlo's shareholders will receive 1.48 shares of a newly issued class of Hemlo exchangeable shares. Each exchangeable share will be exchangeable into one share of BMG common stock and will entitle its holder to dividend and other rights economically equivalent to those of the BMG common stock and, through a voting trust, to vote at meetings of stockholders of BMG. The combination is structured as a Canadian plan of arrangement and is intended to provide an opportunity for shareholders of Hemlo to achieve tax deferral in certain circumstances and to be accounted for as a pooling of interests under U.S. generally accepted accounting principles. The combination is subject to approval by the Ontario Court of Justice, other regulatory authorities, and the shareholders of BMG and of Hemlo. The Company anticipates that the combination will be completed early in the third quarter of 1996.

Government Regulation - In Bolivia, new environmental regulations to implement federal legislation passed in 1992 became effective in December 1995. The official version of the new regulations was released in April, 1996. These regulations contain new environmental standards and requirements applicable to the Company's Kori Kollo project which, depending on how the regulations are implemented and interpreted could require expenditures and changes in operations and it is possible that such expenditures and changes could have a material effect on the Company's financial condition or results of operations. However, based on the Company's initial review of the regulations and assuming reasonable interpretation and implementation, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition or results of operations.

Forward Sales and Hedging - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes.

         At March 31, 1996, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 5.4 percent to 7.2 percent by 1997. The net unamortized cost of the premiums paid for these caps amounting to $.4 million at March 31, 1996, has been included in other assets. Since the interest rate caps were put in place, the Company has amortized approximately $.3 million of such premiums and has received approximately $.2 million in settlement of expiring caps.

        The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's contracts at March 31, 1996:

                                                                      Average Price
                                                 Amount                  Per Unit               Period
                                               ----------           ------------------   ---------------------
BMG
  Forward sales contracts
    Gold                                       129,977 oz                 US$399            Apr 96 - Feb 97

Niugini Mining
  Forward sales contracts
    Gold                                       85,422 oz                  A$543             Apr 96 - Dec 96
                                               53,679 oz                  US$394                Apr 96
    Silver                                     312,568 oz                US$5.81                Apr 96
    Copper                                    1,000 tonnes               US$2,460               Sep 96

Inti Raymi
  Forward sales contracts
     Gold                                      83,500 oz                  US$399            Apr 96 - Sep 96
  Purchased put options
     Gold                                      10,500 oz                  US$385                Apr 96

         Deferred costs associated with Inti Raymi's forward sales contracts amounted to $1.1 million and $1.5 million at March 31, 1996 and 1995, respectively. Deferred costs associated with put options amounted to $ .1 million at March 31, 1996. There were no put options at March 31, 1995.

        The aggregate amount by which the net market value of the Company's open forward sales contracts is greater than the spot price of $396 per ounce of gold, $5.51 per ounce of silver and $2,549 per tonne of copper, as of March 31, 1996, before consideration of the deferred costs referred to above, is $2.9 million, of which $1.1 million is attributable to minority interests. The foregoing amounts were calculated assuming conversion of Australian dollar contracts to U.S. dollars at the March 1996 month end exchange rate of US$.78 to A$1.

Foreign Operations - The Company's identifiable assets attributable to foreign operations as of March 31, 1996, were approximately $554 million and foreign mining operations represented approximately 80 percent of the total gross revenues of the Company for the three months ended March 31, 1996. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

         In Bolivia, presidential and congressional elections are scheduled for mid-1997. Under the Bolivian constitution, a sitting president cannot serve consecutive terms. Therefore, a change in administration will occur in 1997. The current administration has initiated far reaching programs to decentralize central government's authority, to decentralize the distributions of the tax revenues, to reform the education and tax system and to promote private ownership of previously state-owned companies. While the Company believes these reforms are beneficial to the Bolivian people and Bolivian economy, it is difficult to predict the ultimate impacts of these and associated reforms and a change in administration on the Company's Bolivian operations.

RESULTS OF OPERATIONS

         The following table presents significant financial data related to the Company's results of operations for the three months ended March 31:

                                                                   1996           1995
                                                                 --------       --------
Gold sales (ounces - 100%)                                        148,000        142,000

Gold revenues realized per ounce                                 $    393       $    382

Average London PM fix per ounce                                  $    400       $    379

Cash production costs per equivalent gold ounce produced *       $    240       $    209

Depreciation, depletion and amortization per equivalent gold
ounce produced                                                   $     96       $     87

* Includes mining, milling and other plant costs directly related to a mine site and stripping cost adjustments but excludes third party smelting costs, transportation costs, royallties, depreciation, depletion and amortization and taxes.

Gross Revenue - Gross revenue increased for the three months ended March 31, 1996, compared with the same period of 1995 because of a higher average realized gold price and increased sales volumes from the Red Dome, San Cristobal, Pajingo and Kori Kollo mines. Increased spot gold prices caused the average realized sales price of gold to increase to $393 per ounce for the first quarter of 1996 compared with $382 per ounce for the first quarter of 1995. Average realized prices for the first quarter of 1996 were lower than the average London PM fix because of BMG's practice of pricing its gold shipments 20 to 45 days in advance of shipment.

Production Costs - Production costs increased on a total and per equivalent ounce of gold produced basis for the three month period ended March 31, 1996, compared with the same period of 1995. Production costs increased because of increased sales volumes at the Red Dome, San Cristobal, Pajingo and Kori Kollo mines. Production costs per equivalent ounce of gold produced increased at the Kori Kollo, Pajingo and San Luis mines. These unit costs increased at the Kori Kollo mine because of lower mill head grades and temporary increases in materials costs. Studies are underway regarding the lower mill head grades. Per equivalent ounce of gold produced costs increased at the Pajingo mine because production is now coming from ore recovered from the higher cost underground section of the Cindy deposit and because ore was being mined at a faster rate than it was being milled. Mining was completed at the Cindy deposit in April and production is currently from stockpiles which will result in a reduction of per equivalent ounce production costs. The Company expects production to be completed towards the end of the third quarter of 1996.

          Depreciation, depletion and amortization increased in total and on a cost per equivalent ounce produced for the three months ended March 31, 1996, when compared with the same period of 1995. Depreciation, depletion and amortization increased primarily because of an increase in this cost on a per equivalent ounce of gold produced basis at the Pajingo mine complex. The depreciation, depletion and amortization at the Pajingo mine complex is high because of the high cost of the development of the underground portion of the Cindy mine relative to the number of ounces that will be produced from that mine. Production from ore from the Cindy mine will cease during the second quarter of 1996 thus reducing depreciation, depletion and amortization charges at the Pajingo mine complex in subsequent quarters. Once the ore from the Cindy mine is exhausted, gold will continue to be produced at the Pajingo complex from low grade stockpiles from the previously depleted Scott Lode.

Other - The Company had other expense in the amount of $1.5 million for the three months ended March 31, 1996, compared with other income of $ .6 million for the three months ended March 31, 1995. The other expense resulted primarily from foreign exchange losses in the amount of approximately $1.6 million. Most of these foreign exchange losses resulted from losses recorded on U.S. dollar cash deposits held by Niugini Mining (Australia) Pty. Ltd. ("NMA"), an Australian dollar functional currency subsidiary of Niugini Mining. The losses occurred because of the strengthening of the Australian dollar compared with the US dollar. The U.S. dollar cash deposits were from sales of gold, silver and copper from the Red Dome mine. Under the terms of a short term loan agreement, Niugini Mining was required to keep U.S. dollars received from the sales of its metals from the Red Dome mine in a U.S. dollar bank account held by NMA. At the end March 1996, this loan was repaid and there are no further restrictions imposed by the loan agreement on the transfer of funds between NMA and its affiliates. This will allow Niugini Mining more flexibility in managing its foreign currency gains and losses. Niugini Mining transferred most of the U.S. dollar cash deposits from NMA to Niugini Mining Ltd. in April, 1996. Niugini Mining Ltd. is a U.S. dollar functional currency company.

         The Company's effective income tax rate is 40 percent for the first quarter of 1996, as compared with an effective income tax rate of 9.5 percent in 1995. The effective tax rate for 1996 is higher than the U.S. statutory rate primarily because the income tax benefit derived from the undistributed losses of Niugini Mining have not been included in the calculation of the income tax rate. The effective income tax rate for 1995 was affected by the recognition of deferred tax assets related to foreign tax credits. Prior to 1995, the Company treated foreign taxes paid as deductions for U.S. income tax purposes. However, the Company determined in 1995 that it is more likely than not that it will be able to utilize foreign tax credits for foreign taxes because of Inti Raymi's projected net income and its ability to remit earnings in the form of dividends to BMG.

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

                 *3(c) Bylaws of the Company, as amended through March 1, 1994 (Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; File No. 1-9666).

                 11       Computation of Earnings per Share

                 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

                 27 Financial Data Schedule for the three month period ended March 31, 1996

           --------------------

                   *      Incorporated by reference as indicated.

                 (b)      Reports on Form 8-K

                          Form 8-K dated March 11, 1996.

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BATTLE MOUNTAIN GOLD COMPANY



Date: May 15, 1996                          /s/ R. Dennis O'Connell
                                           -----------------------------------
                                           R. Dennis O'Connell, Vice President-
                                           Finance and Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit No.      Document
- -----------      --------
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

*3(c)            Bylaws of the Company, as amended through March 1, 1994
                 (Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; File No. 1-9666).

11               Computation of Earnings per Share

12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends

27               Financial Data Schedule for the three months ended March 31,
                 1996


- --------------------------
*        Incorporated by reference as indicated.