Form 10-K/A
period 1995-12-31
BATTLE MOUNTAIN GOLD CO
filed 1996-07-17
CIK 771498

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                -------------

                                 FORM 10-K/A
                              (Amendment No. 2)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NO.1-9666
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    ----------

                          BATTLE MOUNTAIN GOLD COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                             76-0151431
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

333 CLAY STREET, 42ND FLOOR, HOUSTON, TEXAS                        77002
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

          The number of shares outstanding of the registrant's common stock as of June 30, 1996 is 81,339,897.


                     DOCUMENTS INCORPORATED BY REFERENCE:


         LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: NONE.

================================================================================

The information appearing in Part IV of Battle Mountain Gold Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is amended to read in its entirety as set forth below.

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

       (a)(2)  Financial Statement Schedules.

                 Schedule I.  Condensed Financial Information of
                 Registrant . . . . . . . . . . . . . . . . . . . . . S-1

                 Separate financial statements for
                 Lihir Gold Ltd . . . . . . . . . . . . . . . . . . . S-4

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

                                   BATTLE MOUNTAIN GOLD COMPANY


                                   By:       /s/  R. Dennis O'Connell
                                       -----------------------------------------
                                                  R. Dennis O'Connell
                                              Vice President, Finance and
                                                Chief Financial Officer

                                   Date: July 12, 1996

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

                               LIHIR GOLD LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                      REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Lihir Gold Limited
Port Moresby
Papua New Guinea

We have audited the financial statements of Lihir Gold Limited for the year ended 31 December 1995 as set out on pages S-5 to S-19. The Company's Directors are responsible for the preparation and presentation of the financial statements and the information they contain. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.

Our audit has been conducted in accordance with International Standards on Auditing which are substantially similar to U.S. standards, to provide reasonable assurance as to whether the financial statements are free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial statements, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion as to whether, in all material respects, the financial statements are presented fairly in accordance with Accounting Standards adopted for use in Papua New Guinea and Papua New Guinea statutory requirements so as to present a view which is consistent with our understanding of the Company's financial position and the results of its operations.

The audit opinion expressed in the Report has been formed on the above basis.

As described in Note 20 to the financial statements, the Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States. Note 20 reconciles these differences.

AUDIT OPINION

In our opinion:

(a)      the financial statements of Lihir Gold Limited are properly drawn up:

         (i) so as to give a true and fair view of the state of affairs of the Company at 31 December 1995 and of the results of the Company for the year ended on that date; and

         (ii) in accordance with the provisions of the Companies Act (Chapter 146); and

         (iii)  in accordance with applicable Accounting Standards;

(b) the accounting and other records (including registers) examined by us have been properly kept in accordance with the Companies Act.

COOPERS & LYBRAND
By R. Hubbard
Registered under the Accountants Registration Act (Chapter 89)

PORT MORESBY, PAPUA NEW GUINEA

On 27th day of June 1996

                               LIHIR GOLD LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                           PROFIT AND LOSS ACCOUNTS

              FOR THE YEAR ENDED 31 DECEMBER 1995, 1994 AND 1993

                                                                                 US $ 000
                                                                NOTE          1995        1994         1993
                                                                          (NOTE 1(a))  (NOTE 1(1))  (NOTE 1(a))
Operating profit before income tax                                5             -          -            -
Income tax attributable to operating profit                                     -          -            -
- ---------------------------------------------------------------------------------------------------------------
Operating profit after income tax                                               -          -            -
Retained profits at the beginning of the financial period                       -          -            -
- ---------------------------------------------------------------------------------------------------------------
Retained profits at end of the financial period                                 -          -            -
===============================================================================================================

The accompanying notes form part of these financial accounts

                              LIHIR GOLD LIMITED

                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEET

                       AS AT 31 DECEMBER 1995 AND 1994

                                                              US $ 000
                                                NOTE       1995       1994
                                                       (NOTE 1(a)) (NOTE 1(1))
CURRENT ASSETS
Cash                                              8      363,099           -
Receivables                                       9          420           -
- -----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     363,519           -
- -----------------------------------------------------------------------------
NON-CURRENT ASSETS
Development properties                           10      268,235     151,624
- -----------------------------------------------------------------------------
TOTAL NON-CURRENT ASSETS                                 268,235     151,624
- -----------------------------------------------------------------------------
TOTAL ASSETS                                             631,754     151,624
- -----------------------------------------------------------------------------
CURRENT LIABILITIES
Creditors and borrowings                         11       10,054           -
Employee benefits                                            218           -
Retention                                                    168           -
- -----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 10,440           -
- -----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                   14,15
- -----------------------------------------------------------------------------
NET ASSETS                                               621,314     151,624
=============================================================================
SHAREHOLDERS' EQUITY
Ordinary Shares, par value PGK $0.10:
  Issued and outstanding: 900,000,000 Shares
  in 1995 and none in 1994                       12       68,085           -
Reserves                                         13      553,229           -
Joint venture contributions                                    -     151,624
- -----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                               621,314     151,624
=============================================================================

The accompanying notes form part of these financial accounts

                              LIHIR GOLD LIMITED

                        (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDING 31 DECEMBER 1995, 1994 AND 1993

                                                          US $ 000
                                              1995          1994           1993
                                           (NOTE 1(a))  (NOTE 1 (1))   (NOTE 1 (a))
BALANCE AT BEGINNING OF PERIOD                     -             -               -


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issue of shares                431,754             -               -
Joint venture contributions                   37,936        12,812               -
- ----------------------------------------------------------------------------------
                                             469,690        12,812               -
- ----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Development properties                      (123,877)      (12,812)              -
Interest received                              7,266             -               -
Increase in current assets                      (420)            -               -
Increase in current liabilities               10,440       (12,812)              -
- ----------------------------------------------------------------------------------
                                            (106,591)            -               -
- ----------------------------------------------------------------------------------
NET INCREASE IN CASH HELD                    363,099             -               -
- ----------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                     363,099             -               -
==================================================================================




The accompanying notes form part of these financial statements

                               LIHIR GOLD LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO AND FORMING PART
                               OF THE ACCOUNTS

                     FOR THE YEAR ENDED 31 DECEMBER, 1995

NOTE 1:  STATEMENT OF ACCOUNTING POLICIES

The financial statements have been prepared in accordance with applicable International Accounting Standards (IAS). The financial statements have also been prepared on the basis of historical costs and do not take into account changing money values. Cost is based on the fair values of the consideration given in exchange for assets. The accounting policies have been consistently applied, unless otherwise stated.

The following is a summary of the significant accounting policies adopted by the Company in the preparation of the financial statements.

(a)      UNITING OF INTERESTS

         The transfer of the Lihir Project to the Company has been accounted for as a uniting of interests of the Company with the respective interests of each participant in the Lihir Project. A uniting of interests is accounted for by using the pooling of interests method in accordance with IAS 22. Accordingly, the assets and liabilities identified with the Lihir Project have been transferred to the Company at historical cost and the Company's financial statements have been restated to reflect the Lihir Project accounts for all periods prior to the uniting of interests.

         The substance of a uniting of interests is that no acquisition has occurred and there has been a continuation of the mutual sharing of risks and benefits that existed prior to the business combination. Use of the pooling of interests method recognises this by accounting for the combined enterprises as though the separate businesses were continuing as before, though now jointly owned and managed.

(b)      EXPLORATION AND EVALUATION EXPENDITURE

         Exploration and evaluation expenditure is accumulated separately for each area of interest.

         Exploration expenditure is fully written off in the financial year in which it is incurred, unless recoupment from revenue to be derived from the relevant area of interest/mineral resource, or from the sale of that area of interest, is reasonably assured.

         Evaluation expenditure is capitalised, to the extent to which its recoupment out of revenue to be derived from the relevant area of interest/mineral resource, or from sale of that area of interest, is reasonably assured.

         Exploration or evaluation expenditure written off, or provided against, is reinstated when recoupment out of revenue to be derived from the relevant area of interest/mineral resource or from sale of that area of interest, is reasonably assured.

(c)      DEVELOPMENT PROPERTIES

         Development expenditure is accumulated separately for each area of interest in which economically recoverable mineral reserves have been identified and are reasonably assured.

         Once a development decision has been taken, all past and future exploration and evaluation expenditure in respect of the area of interest is aggregated with the costs of development and classified under non-current assets as "Development Properties".

         All expenditure incurred prior to the commencement of commercial levels of production from each development property is carried forward to the extent to which recoupment out of revenue to be derived from the sale of production from the relevant development property, or from sale of that property, is reasonably assured.

         No amortisation is provided in respect of development properties until they are reclassified as "Mine Properties", following the commencement of commercial production.

(d)      MINE PROPERTIES

         Mine properties represent the accumulation of all exploration, evaluation, and development expenditure incurred by or on behalf of the Company in relation to areas of interest in which mining of a mineral resource has commenced.

         When further development expenditure is incurred in respect of a mine property after the commencement of production, such expenditure is carried forward as part of the cost of that mine property, only when substantial future economic benefits are thereby established, otherwise such expenditure is classified as part of the cost of production.

         Amortisation of costs is provided on the unit-of-production method, separate calculations being made for each mineral resource. The unit-of-production basis results in an amortisation charge proportional to the depletion of estimated recoverable gold ounces contained in Ore Reserves (comprising both Proved and Probable Ore Reserves).

(e)      CAPITALISATION OF FINANCING COSTS

         Interest, other financing costs and foreign exchange differences are classified as part of development and mine properties where they relate to funds raised for developing those properties. Interest earned on the temporary investment of borrowed funds and funds received in connection with the sale of equity securities prior to the expenditure being made is deducted from interest paid on the borrowed funds in arriving at the amounts so capitalised.

(f)      MINE BUILDINGS, MACHINERY AND EQUIPMENT

         The cost of each item of buildings, machinery and equipment is depreciated over the expected useful life adopting the unit-of-production method. Each item's economic life has due regard to both physical life limitations and to present assessments of economically recoverable reserves of the mine property and to possible future variations in those assessments. Estimates of remaining useful lives are made on a regular basis for all assets, with annual reassessments for major items.

         The total net carrying values of mine building, machinery and equipment at each mine property are reviewed regularly and, to the extent to which these values exceed their recoverable amounts, that excess is fully provided against in the financial year in which this is determined.

         Major spares purchased specifically for particular plant are included in the cost of plant and are depreciated over the expected useful life of the item of plant.

(g)      REMAINING MINE LIVES

         In estimating the remaining life of the mine at each mine property for the purpose of amortisation/depreciation calculations, due regard is given, not only to the volume of remaining recoverable mineral reserves, but also to limitations which could arise from the potential for changes in technology, demand, product substitution and other issues which are inherently difficult to estimate over a lengthy time frame.

(h)      RESTORATION, REHABILITATION AND ENVIRONMENTAL EXPENDITURE

         Restoration, rehabilitation and environmental expenditure to be incurred during the production phase of operations is accrued when the need for such expenditure is established, and then written off as part of the cost of production of the mine property concerned. Significant restoration, rehabilitation and environmental expenditure to be incurred subsequent to the cessation of production at each mine property is accrued, in proportion to production, when the amount of expenditure can be reasonably estimated.

(i)      INVENTORIES

         Inventories of broken ore, concentrate and metal are physically measured or estimated and valued at the lower of cost and net realisable value.

         Cost comprises direct material, labour and transportation expenditure in getting such inventories to their existing location and condition, together with an appropriate portion of fixed and variable overhead expenditure, based on weighted average costs incurred during the period in which such inventories are produced. Net realisable value is the amount estimated to be obtained from sale of the item of inventory in the normal course of business, less any anticipated costs to be incurred prior to its sale.

         Inventories of consumable supplies and spare parts expected to be used in production are valued at weighted average cost.

(j)      REVENUE RECOGNITION

         Sales are recognised as revenue only when there has been a passing of risk to the customer, and:

         * the product is in a form suitable for delivery and no further processing is required by, or on behalf of, the Company;

         * the quantity and quality (grade) of the product can be determined with reasonable accuracy;

         * the product has been despatched to the customer and is no longer under the physical control of the Company (or property in the product has earlier passed to the customer); and

         *       the selling price can be measured reliably.

         Sales revenue represents the gross proceeds receivable from the customer.

         Revenue received from sale/disposal of product, materials or services during the exploration, expenditure or development phases of operations is offset against expenditure in respect of the area of interest/mineral resource concerned.

(k)      EMPLOYEE ENTITLEMENTS

         (i)     Wages and Salaries

                 A liability for wages and salaries is recognised, and measured as the amount unpaid at balance date at current pay rates in respect of employees' services up to that date.

         (ii)    Annual and Long Service Leave

                 A liability for annual and long service leave is recognised, and measured as the present value of expected future payments to be made in respect of services provided by employees up to balance date. In assessing expected future payments regard is had to expected future wage and salary levels and experience of employee departures and periods of service.

(l)      FOREIGN CURRENCY TRANSLATION

         As the Company's turnover is denominated in US dollars and the majority of its fixed asset purchases and costs are in US dollars or currencies related to US dollars, the Company's Directors have adopted the US dollar as the Company's functional and management reporting currency.

         The Company's Kina figures are translated from US dollars at the rate prevailing at 31 December 1995 of PGK 1.00 = $0.75. Movements in the share capital account are accounted for as a capital reserve.

         Specific Commitment

         Currency hedging could be undertaken to avoid or minimise possible adverse financial effects of movements in exchange rates. Gains or costs arising upon entry into a hedging transaction intended to hedge the purchase or sale of goods or services, together with subsequent exchange gains or losses resulting from those transactions up to the date of purchase or sale, are deferred and included in the measurement of the purchase or sale. In the case of hedges of monetary items, exchange gains or losses are brought to account in the financial year in which the exchange rate changes. Gains or costs arising at the time of entering into such hedging transactions are brought to account in the profit and loss account over the lives of the hedges.


(m)      GOLD HEDGING CONTRACTS

         Unrealised gains and losses on gold hedging contracts covering expected future gold production, are not recognised as revenue until delivery of gold against the contract occurs. Any instruments entered into which are not for the purpose of hedging future sales revenues are recorded at their market value at the year end. Gains and losses on these instruments are brought to account each year in the profit and loss account.

(n)      INCOME TAX

         Tax effect accounting procedures are followed whereby the income tax expense in the profit and loss account is matched with the accounting profit (after allowing for permanent differences). The future tax benefit relating to tax losses is not carried forward as an asset unless the benefit is assured beyond any reasonable doubt. Income tax on net cumulative timing differences is set aside to the deferred income tax and future income tax benefit accounts at the rates which are expected to apply when those timing differences reverse.

(o)      LEASES

         Leases of fixed assets where substantially all the risks and benefits incidental to the ownership of the asset, but not the legal ownership transferred to the Company, are classified as finance leases. Finance leases are capitalised, recording an asset and liability equal to the present value of the minimum lease payments, including any guaranteed residual values. Leased assets are amortised over their estimated useful lives. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

         Lease payments for operating leases, where substantially all the risks and benefits remain with the lessor, are charged as expenses in the periods in which they are incurred.

(p)      CASH

         For the purpose of the statement of cash flows, cash includes:

         (i) cash on hand and in at call deposits with banks or financial institutions, net of bank overdrafts; and

         (ii) investments in money market instruments with less than 90 days to maturity.

(q)      GEOGRAPHIC AREA

         The Company operates in Papua New Guinea.

(r)      COMPARATIVE FIGURES

         Comparative figures have been included in accordance with International Accounting Standards for the pooling of interests.

(s)      ROUNDING OF AMOUNTS

         The financial statements and directors' report have been rounded to the nearest thousand dollars.

NOTE 2:  SPECIAL MINING LEASE

The Special Mining Lease was issued on 17 March, 1995 and has a term of 40 years. Under the Mining Act, it may be renewed for subsequent 20 year periods at the discretion of the PNG Government.

NOTE 3:  REQUIREMENTS REGARDING CASH RESERVES


The PNG Central Banking (Foreign Exchange and Gold) Regulations generally require PNG companies to hold all cash reserves in Kina. Prior approval of the PNG Central Bank is required to convert funds from Kina into other currencies.

Under the Mining Development Contract, however, the Company has permission to retain funds in foreign currencies to meet its obligations.

NOTE 4:  DIVIDEND RESTRICTIONS

The Loan Agreement prohibits the payment of dividends by the Company prior to Completion (as defined in the Loan Agreement) and permits the payment of dividends thereafter only on the quarterly payment dates under the Loan Agreement and only if certain conditions are met, including a condition that after payment of such dividends and all other payments required under the Loan Agreement the company has a specified minimum cash balance in an offshore account and a Debt Cover ratio (as defined in the Loan Agreement) of not less than 1.25:1.

NOTE 5:  OPERATING PROFIT

                                                                       US$ 000
                                                             1995        1994         1993
Operating Profit before income
tax expense has been determined
after:                                                          -           -            -

(i)       Charging as expenses:                                 -           -            -
(ii)      Crediting as Income:                                  -           -            -

It is noted that all items of income and expenditure relate to the development properties and as such have been capitalised.

NOTE 6:  REMUNERATION AND RETIREMENT BENEFITS

(a)       Directors' and Executive Officers Remuneration (US$000s)

                                                                         US$000
                                                              1995        1994     1993
Income received or due and receivable by all directors
including insurance premiums to indemnify
liability while acting as a director & executive officer:      921         685       -

Executive directors & executive officers:                      847         685       -

The names of Company directors who have held office during the financial year are:

          Garnaut, Ross                Telfer, Ian
          Lepani, Charles              Gavin Thomas
          Jonathan Leslie              Andrew Vickerman
          Loudon, A. Geoffrey          Jeffrey Forbes (Alternate for JCA Leslie)
          John O'Reilly                John Kulala (Alternate for CW Lepani)
          Mark Soipang                 Charles Lutyens (Retired)
          Joseph Tauvasa
          Meg Taylor

(b)       Retirement and superannuation payments


                                                                  US$000
                                                            1995        1994     1993
Amounts paid directly on retirement from office or to
prescribed superannuation funds for the
provision of retirement benefits for:

          Principal executive officer                        -           -        -
          Directors                                          -           -        -


NOTE 7: AUDITORS' REMUNERATION

Amounts received or due and receivable by                                US$000
                                                              1995        1994     1993
Company auditors for:

          - auditing the accounts                               30          7      -
          - other services                                     747          5      -

NOTE 8:  CASH

                                                                       US$000
                                                            1995        1994     1993
CASH AT BANK                                                 1,372        -        -
At call deposits with financial institutions               149,012        -        -
Treasury bills and commercial paper                        212,715        -        -
- --------------------------------------------------------------------------------------
                                                           363,099        -        -
======================================================================================


NOTE 9:  RECEIVABLES

                                                                       US$000
                                                            1995        1994     1993
CURRENT
Prepayments                                                  41           -        -
Amounts receivable from:
- - other related bodies corporate                            379           -        -
- -------------------------------------------------------------------------------------
                                                            420           -        -
=====================================================================================

NOTE 10: OTHER ASSETS

                                                                       US$000
                                                            1995        1994     1993
NON-CURRENT
DEVELOPMENT PROPERTIES
- - Exploration and evaluation phase                       146,005     146,005       -
- - Development phase                                      115,005       5,619       -
- - Interest received                                       (7,266)          -       -
- - Borrowing costs                                         10,054           -       -
- - Foreign currency translation                             4,437           -       -
- -------------------------------------------------------------------------------------
Total development properties                             268,235     151,624       -
=====================================================================================

NOTE 11:  CREDITORS AND BORROWINGS

                                                                       US$000
                                                            1995        1994     1993
Current
Creditors and borrowing
Trade creditors and accruals                               9,492           -       -
Amounts payable to related bodies                            562           -       -
- --------------------------------------------------------------------------------------
                                                          10,054           -       -
======================================================================================

NOTE 12:  SHARE CAPITAL

                                                                      US$000
                                                            1995       1994     1993
(a)       AUTHORIZED CAPITAL
          2 billion ordinary shares of K0.10 each        148,000          -        -
- --------------------------------------------------------------------------------------
(b)       ISSUED AND OUTSTANDING CAPITAL
          900,000,000 ordinary shares of K0.10            68,085          -        -
          each, fully paid
======================================================================================

(c) On 17 March, 1995 the Company issued 100 shares at K1.00 which were subsequently split into 1000 shares of K0.10 each on 4 August 1995.

(d) On 13 October, 1995 the company issued 866,475,701 ordinary shares and on 19 October 33,523,299 a total of ordinary shares of K0.10 at a premium as follows:

                                                         NO. OF SHARES         PREMIUM PER SHARE
          Shares issued to sponsors                      514,461,874*      $ 0.2928         (K0.3904)
          Global Offering                                385,537,126       $ 1.09157        (K1.45543)

          * The shares issued to the sponsors are held in escrow for a period of two years commencing 13 October, 1995.

(e)       SHARE OPTIONS

          The Company granted to the sponsors 7,200,000 share options at a price 15 percent above the final institutional price in consideration for their agreement to underwrite the over-allotment options under the Companies Global Offering. The option is valid for a period of five years and if exercised during the escrow period the shares would be subject to the escrow conditions.

NOTE 13:  RESERVES

                                                                       US$000
                                                            1995        1994       1993
CAPITAL RESERVE
Share premium reserve                                    553,229           -          -
Foreign currency translation reserve                           -           -          -
- ------------------------------------------------------------------------------------------
                                                         553,229           -          -
==========================================================================================


                                                                       US$000
                                                            1995        1994       1993
MOVEMENTS DURING THE YEAR
Share premium reserve
Premium on shares issued                                 571,475           -          -
Less underwriters' fees                                  (18,246)          -          -
- ------------------------------------------------------------------------------------------
                                                         553,229           -          -
==========================================================================================

NOTE 14:  CAPITAL AND LEASING COMMITMENTS

                                                                       US$000
                                                            1995        1994       1993
(a)  Operating Lease Commitments
     Non-cancellable operating leases for
     facilities and automobiles contracted
     for but not capitalised in the accounts:

     Payable
     - 1995                                                    -         834          -
     - 1996                                                  944         775          -
     - 1997                                                  302         159          -
     - 1998                                                    -           -          -
     - 1999                                                    -           -          -
     - 2000                                                    -           -          -
- ------------------------------------------------------------------------------------------
                                                           1,246       1,768          -
==========================================================================================


                                                                       US$000
                                                            1995        1994       1993
(b)  Capital Expenditure Commitments
     Capital expenditure commitments contracted for:

     Capital expenditure projects                        228,231           -          -
- ------------------------------------------------------------------------------------------

     Payable:
     - not later than one year                           195,755           -          -
     - later than one year but not later than 2 years     32,476           -          -
- ------------------------------------------------------------------------------------------
                                                         228,231           -          -
==========================================================================================

NOTE 15:  CONTINGENT LIABILITIES

There are no material amounts of contingent liabilities, not provided for in the accounts.

ENVIRONMENTAL CONTINGENT LIABILITY

A contingent liability exists in the Company in relation to the restoration, monitoring and control of mine sites and in respect of possible but unidentified remediation requirements on certain such sites. The extent to which contingent liabilities may involve future costs is not possible to measure.

NOTE 16:  FINANCIAL FACILITIES

                                                US$000
                                     1995        1994           1993
Loan facilities                       310           -              -
Amount utilised                         -           -              -
- ----------------------------------------------------------------------
Unused loan facilities                310           -              -
======================================================================


The major facilities are summarised as follows:

(a) $300,000,000 Limited Recourse Project Financing Facility with a syndicate of 25 banks, which expires on 11 August, 2005. Interest payments under the facility are based on LIBOR plus a margin which varies over time. Mandatory prepayments are required under the Loan Agreement in certain conditions. There are certain conditions precedent to first drawdown including hedging and political risk insurance cover still in place. The first drawdown is forecast for the fourth quarter 1996. The sponsors have guaranteed the facility until completion. The Company has provided a range of covenants and warranties in relation to the facility.

(b) $10,000,000 Subordinated Priority Loan Agreement with UBS Australia Ltd for the Purchase of Put Options which expires on 11 August 2005. Interest payments under the facility are based on LIBOR plus a margin which varies over time. The Company has provided a range of covenants and warranties in relation to the facility.

NOTE 17:  SCHEDULE OF DEBTS RECEIVABLE AND DEBTS PAYABLE

                                                              US$000
                                                      1995     1994          1993
Debts receivable:
- - not later than one year                               420      -            -
=================================================================================
Debts payable:
- - not later than one year                            10,054      -            -
=================================================================================

NOTE 18:  EVENTS SUBSEQUENT TO BALANCE DATE

LOAN FACILITY EUROPEAN INVESTMENT BANK ("EIB")/MINERAL RESOURCES DEVELOPMENT COMPANY PTY LTD ("MRDC")

On 15 February the Company entered an Agreement with EIB and MRDC whereby the European Investment Bank will lend funds to MRDC who will on-lend those funds to the Company. The amount of the loan is 25 million European Currency Units (ECU's) currently equivalent to approximately US$32 million. The funds are provided to MRDC at a concessional rate of interest. The drawdown period is up to 3 years and 11 months from the date of the Agreement. The interest rate payable by the Company will be 2 percent above the cost of funds of EIB at the time of the drawdown. EIB's current cost of funds is approximately 50 points above the 90 day LIBOR rate. The Loan Principal is repayable by way of 16 semi-annual instalments commencing four years after loan signature. The payment of interest under the loan will be deferred during the construction period and will be repaid when permitted under the Senior Debt Loan Agreement. The loan is unsecured. There are various conditions precedent to the loan being drawn by the Company including the signing of an onlending agreement between the Company and MRDC which is expected to be finalised shortly.

NOTE 19:  RELATED PARTY TRANSACTIONS

Transactions between related parties are on normal commercial terms and conditions which are no more favourable than those available to other parties.

MANAGEMENT AGREEMENT

Lihir Management Company Pty Ltd, (LMC) a wholly owned subsidiary of RTZ, manages the Company and the Lihir Project pursuant to the Management Agreement dated 17 March 1995 and receives a management fee for managing the project. There are four directors who are on the Board of the Company and LMC.

                                                            US$000
                                              1995           1994        1993
Related Companies

RTZ supplies labour on a secondment
basis and bears expenses on behalf of
the project which are subsequently
recharged to the project                      1,127           640          -
- -----------------------------------------------------------------------------
LMC management fee                              875           123          -
=============================================================================

NOTE 20:  RECONCILIATION TO US GAAP

The Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States ("US GAAP"). Such differences principally affect the measurement of mineral development costs and certain reclassification issues.

Exploration costs

For the purposes of US GAAP, the Company's policy is to expense exploration and evaluation costs when incurred. When a commercial mineral deposit has been identified and the decision has been made to formulate a mining plan, the costs of developing the mine are capitalized. The Company's management determined that a commercial mineral deposit existed in 1992 and for the purpose of US GAAP all expenditure incurred since this date has been capitalized. In accordance with the Company's mineral development properties accounting policy under IAS, exploration and development costs of $113.7 million incurred prior to the date that commercial feasibility was determined to exist have been capitalised as part of the mineral development property asset. Under US GAAP such costs would have been expensed.

Reconciliation to generally accepted accounting principles in the United States

                                                                        1995          1994
                                                                       US $000      US $000
Shareholders' Equity in accordance with IAS GAAP                       621,314      151,624
Plus:
         Interest received                                               7,266            -
Less:
         General and administrative costs expensed                      (7,298)      (1,400)
         Project financing                                              (8,994)      (1,900)
         Reversal of exploration and evaluation costs incurred
         prior to identification of commercial feasibility            (113,700)    (113,700)
- -------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE UNDER
US GAAP                                                               (122,726)    (117,000)
- -------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY UNDER US GAAP                                     498,588       34,624
===========================================================================================

Net Income/loss in accordance with IAS GAAP                                  -            -

Plus:
         Interest received                                               7,266            -
Less:
         General and administrative costs expensed                      (5,898)        (300)
         Project financing costs                                        (7,094)      (1,800)
- -------------------------------------------------------------------------------------------
NET LOSS UNDER US GAAP                                                  (5,726)      (2,100)
- -------------------------------------------------------------------------------------------
NET LOSS PER ORDINARY SHARE                                             (0.006)           -
===========================================================================================

                               INDEX OF EXHIBITS

Exhibit No.               Document
- -----------               --------
*3(a)             --      Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988
                          (Exhibit 4(a) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(b)             --      Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible
                          Preferred Stock (Exhibit 4(b) to the Company's Registration Statement on Form S-3 as filed with the Commission on January 14, 1994; Registration No. 33-51921).

*3(c)             --      Bylaws of the Company, as amended through March 1, 1994 (Exhibit 3(c) to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; File No. 1-9666).

*4(a)(1)          --      Rights Agreement, dated November 10, 1988, between the Company and NCNB Texas National Bank, as
                          Rights Agent (Exhibit to the Company's Form 8 filed with the Commission on November 30, 1988, amending the Company's Current Report on Form 8-K dated November 21, 1988; File No. 1-9666).

*4(a)(2)          --      First Amendment to Rights Agreement, dated July 30, 1992, between the Company and the Bank of
                          New York, as successor Rights Agent (Exhibit 4(a)(2) to the Company's Annual Report on Form 10-
                          K for the year ended December 31, 1992; File No. 1-9666).

*4(b)             --      Specimen Stock Certificate for the Common Stock of the Company (Exhibit 4(b) to the Company's
                          Annual Report on Form 10-K for the year ended December 1, 1988; File No. 1-9666).

*4(c)             --      Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and
                          Citibank, N.A., Fiscal Agent (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1989; File No. 1-9666).

*4(d)(1)          --      Credit Agreement, dated as of December 29, 1989, among the Company, the banks named therein and
                          Citibank, N.A., as agent, as amended (Exhibit 4(a) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1992; File No. 1-9666).



*4(d)(2)          --      Amendment to Credit Agreement, dated April 30, 1994, among the Company, the lenders parties thereto and Citibank, N.A., as agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q
                          for the quarter ended June 30, 1994; File No. 1-9666).

*4(d)(3)          --      Amendment to Credit Agreement, dated May 12, 1995, among the Company, the lenders parties thereto and Citibank, N.A., as agent (Exhibit 4(a) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995; File No. 1-9666).

*4(e)(1)          --      Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi S.A. and
                          International Finance Corporation (Exhibit 4(e) to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1992; File No. 1-9666).

*4(e)(2)          --      Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between
                          Empresa Minera Inti Raymi S.A. and International Finance Corporation (Exhibit 4(a) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

*4(f)(1)          --      Finance Agreement, dated as of September 14, 1992, between Empresa Minera Inti Raymi S.A. and
                          Overseas Private Investment Corporation (Exhibit 4(f) to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1992; File No. 1-9666).

*4(f)(2)          --      First Amendment to Finance Agreement and Limited Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit
                          4(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File
                          No. 1-9666).

*4(f)(3)          --      Letter Agreement dated December 31, 1994, among Overseas Private Investment Corporation, Battle
                          Mountain Gold Company, Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9666).

*4(g)(1)          --      Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A. and Corporacion
                          Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1992; File No. 1-9666).



*4(g)(2)          --      Amendment to Loan Agreement, effective as of December 31, 1994, between Empresa Minera Inti
                          Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(b) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

++4(h)            --      Credit Agreement, dated as of November 6, 1995, among the Company, the banks named therein and
                          Citibank, N.A., as agent.

+*10(a)(1)        --      Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan, as amended through May 18,
                          1995 (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1995; File No. 1-9666).

+*10(a)(2)        --      Specimen of Deferred Income Stock Option Agreement for officers of the Company, as amended and restated (Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1992; File No. 1-9666).

+*10(b)(1)        --      1985 Stock Option Plan of the Company, as amended and restated effective April 7, 1993 (Exhibit
                          10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File
                          No. 1-9666).

+*10(b)(2)        --      First Amendment to 1985 Stock Option Plan of the Company, effective May 12, 1995 (Exhibit
                          10(b)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995;
                          File No. 1-9666).

+*10(b)(3)        --      Specimen of the Company's 1985 Stock Option Plan Non-Qualified Stock Option Agreement for
                          executive officers of the Company (Exhibit 10(a)(1) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(4)        --      Specimen Amendment to the Company's 1985 Stock Option Plan Non-Qualified Stock Option Agreement
                          for executive officers of the Company (Exhibit 10(b)(2) to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1995; File No. 1-9666).

+*10(b)(5)        --      Specimen of the Company's 1985 Stock Option Plan Incentive Stock Option Agreement for executive officers of the Company (Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for
                          the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(6)        --      Specimen Amendment to the Company's 1985 Stock Option Plan Incentive Stock Option Agreement for
                          executive officers of the Company (Exhibit 10(b)(3) to the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995; File No. 1-9666).



+*10(c)(1)        --      Battle Mountain Gold Company 1986 Restricted Stock Plan, as amended and restated (Exhibit 4(d)
                          to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988; File No.
                          1-9666).

+*10(c)(2)        --      Specimen of Agreement under the Company's 1986 Restricted Stock Plan (Exhibit 10(c)(2) to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

+*10(d)(1)        --      Battle Mountain Gold Company 1988 Long-Term Performance Unit Plan, as amended and restated
                          effective July 1, 1992 (Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1992; File No. 1-9666).

+*10(d)(2)        --      Specimen of Agreement under the Company's 1988 Long-Term Performance Unit Plan (Exhibit
                          10(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+*10(e)(1)        --      Battle Mountain Gold Company Deferred Compensation Plan (Exhibit 10(b) to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(e)(2)        --      Specimen of the Company's Deferred Compensation Agreement for directors of the Company (Exhibit
                          10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986; File
                          No. 0-13728).

+*10(f)(1)        --      Battle Mountain Gold Company Executive Supplemental Retirement Income Plan (Exhibit 10(f)(1) to
                          the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-
                          9666).

+_*10(f)(2)       --      Specimen of the Company's Executive Supplemental Retirement Income Plan Agreement (Exhibit
                          10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+_*10(g)(1)       --      Specimen of the Company's Severance Agreements with officers of the Company regarding certain benefits payable in the event of change of control of the Company (Exhibit 10(f) to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1986; File No. 0-13728).

+*10(g)(2)        --      Severance Agreement, dated June 5, 1992, between the Company and R. Dennis O'Connell (Exhibit
                          10(g)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                          No. 1-9666).

+*10(h)           --      Battle Mountain Gold Company Contribution Equalization Plan, as amended and restated effective as of November 10, 1988 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).



+*10(i)           --      Battle Mountain Gold Company Executive Productivity Bonus Plan, as amended and restated
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

*10(j)(2)         --      Amendment to Battle Mountain Gold Company Non-Qualified Stock Option Plan for Outside Directors
                          effective January 1, 1995 (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1994; File No. 1-9666).

*10(j)(3)         --      Specimen of Director's Stock Option Agreement under the Company's Non-Qualified Stock Option
                          Plan for Outside Directors (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1992; File No. 1-9666).

*10(k)            --      Heads of Agreement, dated March 23, 1989, among the Company, Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9666).

*10(l)            --      Mining Lease, dated May 5, 1987, granted by the Queensland (Australia) Department of Mines to
                          Pajingo Gold Mine Pty. Ltd. (Exhibit 28(a) to the Company's Current Report on Form 8-K dated
                          February 14, 1990; File No. 1-9666).

*10(m)            --      Mining Lease, dated October 1, 1987, as amended, between Earth Sciences, Inc. and Battle
                          Mountain Gold Company (Exhibit 28(b) to the Company's Current Report on Form 8-K dated February
                          14, 1990; File No. 1-9666).

*10(n)            --      Special Mining Lease No. 6, dated March 17, 1995, granted by the Independent State of Papua New
                          Guinea to Kennecott Explorations (Australia) Ltd., Niugini Mining Limited and Mineral Resources
                          Lihir Pty. Limited (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                          quarter ended September 30, 1995, File No. 1-9666).

+*10(o)(1)        --      1994 Long-Term Incentive Plan of Battle Mountain Gold Company, as effective April 21, 1994
                          (Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March
                          31, 1994; File No. 1-9666).


+*10(o)(2)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock Option Agreement
                          (Exhibit 10(c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1995; File No. 1-9666).

+*10(o)(3)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock Option Agreement
                          (Exhibit 10(c)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1995; File No. 1-9666).

+*10(o)(4)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Restricted Stock Agreement (Exhibit
                          10(a)(4) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994;
                          File No. 1-9666).

+*10(o)(5)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Performance Unit Agreement (Exhibit
                          10(n)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File
                          No. 1-9666).

+*10(p)(1)        --      Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1) to the Company's Annual Report
                          on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(2)        --      Specimen Amendment to Split-Dollar Agreement (Individual) (Exhibit 10(o)(2) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(3)        --      Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(4)        --      Specimen Amendment to Split-Dollar Agreement (Trustee) (Exhibit 10(o)(4) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(q)(1)        --      Battle Mountain Gold Company Supplemental Executive Retirement Plan (Exhibit 10(d)(1) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; File No. 1-9666).

+*10(q)(2)        --      Battle Mountain Gold Company Supplemental Executive Retirement Plan Trust Agreement (Exhibit
                          10(d)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995;
                          File No. 1-9666).

+_*10(q)(3)       --      Specimen of the Company's Supplemental Executive Retirement Plan Agreement (Exhibit 10(b) to
                          the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No.
                          1-9666).

++11              --      Computation of Earnings Per Common Share.




++12              --      Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and
                          Preferred Dividends.

++21              --      Subsidiaries of the Company.

++23(a)           --      Consent of Price Waterhouse LLP.

++23(b)           --      Consent of Arthur Andersen LLP.

++23(c)           --      Consent of Coopers & Lybrand.

  23(d)           --      Consent of Coopers & Lybrand.

++24              --      Powers of Attorney

++27              --      Financial Data Schedule
- ------------------------

*        Incorporated by reference as indicated.

++       Previously filed.

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