Form 10-Q
period 1996-06-30
BATTLE MOUNTAIN GOLD CO
filed 1996-08-14
CIK 771498

================================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________TO__________

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
                                            Yes  X    No
                                                ---      ---
     Number of shares of Common Stock outstanding as of the latest practicable date, August 9, 1996: 95,499,977. In addition, as of such date there were outstanding 133,995,545 Exchangeable Shares of Battle Mountain Canada Ltd., which entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, to vote at meetings of stockholders of the Registrant.


================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX



                                                                      Page
                                                                      ----
Part I.  Financial Information (Unaudited)


         Condensed Consolidated Balance Sheet at
         June 30, 1996, and December 31, 1995                           1

         Condensed Consolidated Statement of Income
         for the three months ended June 30, 1996 and 1995              2

         Condensed Consolidated Statement of Income
         for the six months ended June 30, 1996 and 1995                3

         Condensed Consolidated Statement of Cash Flows
         for the six months ended June 30, 1996 and 1995                4

         Notes to Condensed Consolidated Financial Statements           5

         Statistical Information                                        6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13


Part II. Other Information                                             20

                         Part I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED  BALANCE SHEET
                              (UNAUDITED)

                                                     Supplemental Information
                                                   Battle Mountain Gold Company
                                                 & Hemlo Gold Mines Inc. Combined     Battle Mountain Gold Company
                                                 -----------------------------------------------------------------
                                                   June 30,          December 31,      June 30,       December 31,
                                                     1996               1995             1996            1995
                                                 -----------------------------------------------------------------
                                                                       (in thousands of US$)
Assets
 Current Assets
  Cash and cash equivalents                       $  141,628         $  142,202       $ 38,649          $ 46,071
  Accounts and notes receivable                       49,362             30,591         44,933            26,320
  Product inventories                                  8,106              6,286          5,930             4,158
  Materials and supplies                              35,106             31,695         30,057            26,563
  Other current assets                                18,306             13,031         15,800            12,846
                                                  ----------         ----------       --------          --------
   Total current assets                              252,508            223,805        135,369           115,958
                                                  ----------         ----------       --------          --------
 Investments                                         247,342            244,352        233,643           230,652
 Property, plant and equipment, net                  625,219            640,764        346,576           360,270
 Other assets                                         36,339             36,063         30,770            30,259
                                                  ----------         ----------       --------          --------
   Total assets                                   $1,161,408         $1,144,984       $746,358          $737,139
                                                  ==========         ==========       ========          ========
Liabilities & Shareholders' Equity
 Current liabilities
  Short term borrowings                           $    5,230         $   14,835       $  5,230          $  2,571
  Current maturities of long term debt                15,067             13,427         15,067            13,427
  Accounts payable and accrued liabilities            36,366             34,869         26,754            25,488
  Other current liabilities                           23,171             15,407          4,691             5,448
                                                  ----------         ----------       --------          --------
   Total current liabilities                          79,834             78,538         51,742            46,934
                                                  ----------         ----------       --------          --------
 Long term debt                                      180,852            169,175        180,852           169,175
 Deferred income and mining taxes                    107,609            109,754          8,288             8,840
 Other liabilities                                    39,276             34,536         33,641            29,359
                                                  ----------         ----------       --------          --------
   Total liabilities                                 407,571            392,003        274,523           254,308
                                                  ----------         ----------       --------          --------
 Minority interest                                   122,778            123,569        110,983           111,773
 Shareholders' equity                                631,059            629,412        360,852           371,058
                                                  ----------         ----------       --------          --------
   Total liabilities and shareholders' equity     $1,161,408         $1,144,984       $746,358          $737,139
                                                  ==========         ==========       ========          ========

   The accompanying notes are an integral part of these financial statements.

                      BATTLE MOUNTAIN GOLD COMPANY
                CONDENSED CONSOLIDATED  INCOME STATEMENT
                              (UNAUDITED)
                      THREE MONTHS ENDED JUNE 30,

                                                          Supplemental Information
                                                      Battle Mountain Gold Company &    Battle Mountain Gold
                                                      Hemlo Gold Mines Inc. Combined           Company
                                                      ----------------------------------------------------------
                                                          1996              1995          1996          1995
                                                      ----------------  ------------  ------------  ------------
                                                           (in thousands, except per share data, of US$)
Sales                                                   $120,361         $122,342       $80,148       $86,373
Costs and expenses
  Production costs                                        69,119           64,692        54,407        50,554
  Depreciation, depletion and amortization                25,400           24,338        19,056        19,080
  Exploration, evaluation and other lease costs            8,622            6,803         5,538         4,211
  Asset write-downs                                            -            2,222             -         2,222
  General and administrative expenses                      4,767            4,447         4,053         3,699
                                                        --------         --------       -------       -------
     Total costs and expenses                            107,908          102,502        83,054        79,766
                                                        --------         --------       -------       -------
Operating income                                          12,453           19,840        (2,906)        6,607
Investment income                                          2,314            2,482           658           786
Interest (expense)                                        (1,558)          (1,580)       (1,558)       (1,533)
Other income (expense), net                                2,079            5,065          (266)        5,065
                                                        --------         --------       -------       -------
Income (loss) before income taxes and
       minority interest                                  15,288           25,807        (4,072)       10,925
Income tax (expense)                                      (6,424)          (5,619)         (280)         (832)
Mining taxes                                              (3,924)          (2,992)            -             -
Minority interest in net (income) loss                       301           (2,463)          301        (2,463)
                                                        --------         --------       -------       -------
Net income (loss)                                          5,241           14,733        (4,051)        7,630
Preferred dividends                                        1,868            1,869         1,868         1,869
                                                        --------         --------       -------       -------
Net income (loss) to common shares                      $  3,373         $ 12,864       $(5,919)      $ 5,761
                                                        ========         ========       =======       =======
Net income (loss) per share                             $   0.01         $   0.05       $ (0.07)      $  0.07
                                                        ========         ========       =======       =======
Dividends per common share                              $      -         $      -       $     -       $     -
                                                        ========         ========       =======       =======
Average common shares outstanding for
       income (loss) per share purposes                  229,430          234,236        81,332        86,322
                                                        ========         ========       =======       =======


The accompanying notes are an integral part of these financial statements.

                      BATTLE MOUNTAIN GOLD COMPANY
                CONDENSED CONSOLIDATED  INCOME STATEMENT
                              (UNAUDITED)
                       SIX MONTHS ENDED JUNE 30,




                                                      Supplemental Information
                                                       Battle Mountain Gold
                                                        Company & Hemlo Gold         Battle Mountain Gold
                                                        Mines Inc. Combined                Company
                                                      -----------------------------------------------------
                                                          1996        1995           1996           1995
                                                      -----------------------------------------------------
                                                            (in thousands, except per share data, of US$)

Sales                                                  $225,358     $219,593       $140,387        $142,493
Costs and expenses
   Production costs                                     127,208      113,864         97,267          84,752
   Depreciation, depletion and amortization              46,214       42,503         33,539          31,438
   Exploration, evaluation and
     other lease costs                                   17,989       12,004         10,377           7,433
   Asset write-downs                                          -        2,222              -           2,222
   General and administrative expenses                    9,184        8,217          7,631           6,622
                                                       --------     --------       --------        --------
       Total costs and expenses                         200,595      178,810        148,814         132,467
                                                       --------     --------       --------        --------
Operating income (loss)                                  24,763       40,783         (8,427)         10,026
Investment income                                         4,711        6,185          1,466           1,733
Interest (expense)                                       (3,245)      (3,384)        (3,245)         (3,244)
Other income (expense), net                                 568        5,715         (1,777)          5,715
                                                       --------     --------       --------        --------
Income (loss) before income taxes and
  minority interest                                      26,797       49,299        (11,983)         14,230
Income tax benefit (expense)                            (10,295)     (12,340)         2,265          (1,093)
Mining taxes                                             (7,756)      (7,029)             -               -
Minority interest in net (income) loss                    1,664       (3,026)         1,664          (3,026)
                                                       --------     --------       --------        --------
Net income (loss)                                        10,410       26,904         (8,054)         10,111
Preferred dividends                                       3,737        3,738          3,737           3,738
                                                       --------     --------       --------        --------
Net income (loss) to common shares                     $  6,673     $ 23,166       $(11,791)       $  6,373
                                                       ========     ========       ========        ========
Net income (loss) per share                            $    .03     $    .10       $   (.15)       $    .07
                                                       ========     ========       ========        ========
Dividends per common share                             $   .025     $   .025       $   .025        $   .025
                                                       ========     ========       ========        ========
Average common shares outstanding for
  income (loss) per share purposes                      229,352      233,059         81,285          86,310
                                                       ========     ========       ========        ========


The accompanying notes are an integral part of these financial statements.

                      BATTLE MOUNTAIN GOLD COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                       SIX MONTHS ENDED JUNE 30,


                                                           Supplemental Information
                                                             Battle Mountain Gold
                                                             Company & Hemlo Gold    Battle Mountain Gold
                                                             Mines Inc. Combined           Company
                                                          ------------------------------------------------
                                                             1996         1995        1996          1995
                                                          ------------------------------------------------
                                                                         (in thousands of US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                          $ 10,410    $  26,904    $ (8,054)    $ 10,111
Adjustments to reconcile net income (loss) to cash flows
from operating activities:
     Depreciation, depletion and amortization                46,214       42,503      33,539       31,438
     Exploration and evaluation costs                        15,415        9,328       7,803        4,757
     Gain on sale of assets                                     (95)      (4,190)        (95)      (4,190)
     Write-off of property, plant and equipment                   -        2,222           -        2,222
     Deferred income tax expense (benefit)                   (3,849)          73      (2,265)      (1,010)
     Change in current assets and liabilities               (11,249)     (35,515)    (17,995)      (7,933)
     Other changes, net                                       1,158        2,625         923        2,193
                                                           --------    ---------    --------     --------
       Total Adjustments                                     47,594       17,046      21,910       27,477
                                                           --------    ---------    --------     --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     58,004       43,950      13,856       37,588
                                                           --------    ---------    --------     --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of assets                                    553          524         553          524
Capital expenditures                                        (35,893)    (108,710)    (25,050)     (95,187)
Exploration and evaluation expenditures                     (15,322)      (9,250)     (7,710)      (4,679)
Other, net                                                   (1,013)        (496)     (1,013)        (496)
                                                           --------    ---------    --------     --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                 (51,675)    (117,932)    (33,220)     (99,838)
                                                           --------    ---------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from stock issuances                            1,948        2,791       1,249        2,404
Cash proceeds from borrowings                                18,775       31,476      18,775       31,476
Cash dividend payments                                      (13,098)     (13,042)     (5,768)      (5,761)
Debt repayments                                              (7,639)     (15,556)     (7,639)      (6,860)
Increase (decrease) in short term borrowings                 (7,749)           -       4,515            -
Other, net                                                       74          (51)         74          (51)
                                                           --------    ---------    --------     --------
NET CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES           (7,689)       5,618      11,206       21,208
                                                           --------    ---------    --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS                                                786        1,541         736         (541)
                                                           --------    ---------    --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (574)     (66,823)     (7,422)     (41,583)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                   142,202      218,316      46,071       76,464
                                                           --------    ---------    --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $141,628    $ 151,493    $ 38,649     $ 34,881
                                                           ========    =========    ========     ========

   The accompanying notes are an integral part of these financial statements

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  General Information

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the management of Battle Mountain Gold Company (BMG), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries (the "Company"). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1995.

     Business combination

     On July 19, 1996, Hemlo Gold Mines Inc. ("Hemlo Gold") was combined with Battle Mountain Gold Company. The combination will be accounted for as a pooling of interests. Financial statements showing the effect of the combination on the Company's Consolidated Balance Sheets at June 30, 1996, and December 31, 1995, Statements of Income for the three and six months ended June 30, 1996 and 1995 and Statements of Cash Flows for the six months ended June 30, 1996 and 1995 have been included as supplemental information along with the Company's historical financial statements. The supplemental financial statements do not include estimated combination related expenses of approximately $18 million that will be charged to operations during the third quarter of 1996.

Note 2.  Income Per Common Share

     The effect of common stock equivalents is not included in the calculation of income per share for the three and six months ended June 30, 1996 because the effect is antidilutive. Fully diluted income per share is not presented because the effect of other potentially dilutive securities is antidilutive for the periods presented. For purposes of the supplemental presentation, the Exchangeable Shares of Hemlo Gold are treated as identical to shares of BMG's Common Stock.

Note 3.  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the pro forma disclosure requirements of SFAS No. 123 in 1996 as required under the pronouncement.

Note 4.  Subsequent Event

     On August 12, 1996, the Company announced that it would vote its sixty percent interest in Crown Butte Resources, Inc. ("Crown Butte") in favor of an agreement entered into with the U.S. government that provides a framework for Crown Butte to exchange its interests in the New World mining district near Yellowstone National Park for government owned property interests having a value of $65 million. Crown Butte would set aside $22.5 million from the sale of the exchange property into an escrow account for reclamation purposes in the New World district. Crown Butte would suspend permitting efforts pending the completion of the exchange of property interests and such exchange would result in the settlement of litigation under the Clean Water Act relating to historic mining impacts and releases between the parties as to any further environmental liabilities. The Company's decision was based on, among other things, reduced economic expectations as a result of protracted permitting and potential environmental liabilities related to historic mining at New World. The agreement contains a number of conditions including the identification and acceptance by Crown Butte of the exchange property and subsequent approval by the requisite number of Crown Butte shareholders.

                          BATTLE MOUNTAIN GOLD COMPANY
                          OPERATING DATA (Unaudited)*


                                                 Three months ended  Six months ended
                                                       June 30,          June 30,
                                                 ------------------  ----------------
                                                  1996      1995**    1996     1995**
                                                 -------    -------  -------   ------
KORI KOLLO
  Gold recovered BMG share (000s oz)                 67       73         136     144
  Silver recovered BMG share (000s oz)              212      269         426     571
  Gold recovered (000s oz)                           77       83         155     163
  Silver recovered (000s oz)                        241      305         484     648
  Gold sold BMG share (000s oz)                      69       75         139     144
  Silver sold BMG share (000s oz)                   217      280         438     577
  Gold sold (000s oz)                                78       85         158     164
  Silver sold (000s oz)                             246      318         498     656
- ------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                           $ 229    $ 176       $ 222   $ 173
  Depreciation, depletion and amortization          103       85         101      87
  Reclamation and mine closure costs                  3        3           3       3
                                                  -----    -----       -----   -----
  Total Production costs                          $ 335    $ 264       $ 326   $ 263
- ------------------------------------------------------------------------------------
BATTLE MOUNTAIN COMPLEX
  Gold recovered (000 oz)                            19       22          36      38
  Silver recovered (000 oz)                          62       60         126     102
  Gold sold (000s oz)                                20       22          36      38
  Silver sold (000s oz)                              68       60         126     102
- ------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                           $ 311    $ 308       $ 319   $ 327
  Depreciation, depletion and amortization           70       43          72      52
  Reclamation and mine closure costs                  6        4          17       4
                                                  -----    -----       -----   -----
  Total Production costs                          $ 387    $ 355       $ 408   $ 383
- ------------------------------------------------------------------------------------
SAN LUIS
  Gold recovered (000 oz)                            18       20          33      36
  Silver recovered (000 oz)                          12        9          19      15
  Gold sold (000s oz)                                18       20          33      37
  Silver sold (000s oz)                              11        9          19      15
- ------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                           $ 270    $ 236       $ 291   $ 252
  Depreciation, depletion and amortization           86       96          86      96
  Reclamation and mine closure costs                 11        7          17       8
                                                  -----    -----       -----   -----
  Total Production costs                          $ 367    $ 339       $ 394   $ 356
- ------------------------------------------------------------------------------------
PAJINGO
  Gold recovered (000 oz)                             9        7          20      16
  Silver recovered (000 oz)                           5       14          10      32
  Gold sold (000s oz)                                 9        7          20      15
  Silver sold (000s oz)                               5       14          10      33
- ------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                           $ 189    $ 157       $ 262   $ 136
  Depreciation, depletion and amortization           87       42         106      49
  Reclamation and mine closure costs                  2        5           3       7
                                                  -----    -----       -----   -----
  Total Production costs                          $ 278    $ 204       $ 371   $ 192
- ------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                          OPERATING DATA (Unaudited)*


                                               Three months ended    Six months ended
                                                    June 30,            June 30,
                                              --------------------  -----------------
                                                1996     1995**       1996     1995**
                                              ---------  -------    --------  -------
SAN CRISTOBAL
  Gold recovered BMG share (000s oz)              10        12          21        21
  Silver recovered BMG share (000s oz)            26        25          52        46
  Gold recovered (000s oz)                        20        23          41        41
  Silver recovered (000s oz)                      52        49         103        90
  Gold sold BMG share (000s oz)                   10        12          21        21
  Silver sold BMG share (000s oz)                 26        25          52        46
  Gold sold (000s oz)                             20        23          41        42
  Silver sold (000s oz)                           52        49         102        90
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                        $ 345     $ 287       $ 349     $ 303
  Depreciation, depletion and amortization       101        94          98        89
  Reclamation and mine closure costs               -         -           -         -
                                               -----     -----       -----     -----
  Total Production costs                       $ 446     $ 381       $ 447     $ 392
- -------------------------------------------------------------------------------------
RED DOME
  Gold recovered BMG share (000s oz)              10        15          22        25
  Silver recovered BMG share (000s oz)            54       108         159       183
  Gold recovered (000s oz)                        20        28          45        49
  Silver recovered (000s oz)                     107       212         316       358
  Copper recovered (000s lbs)                  1,636     3,761       5,161     6,303
  Gold sold BMG share (000s oz)                   17        21          20        22
  Silver sold BMG share (000s oz)                144       144         148       147
  Gold sold (000s oz)                             34        41          40        44
  Silver sold (000s oz)                          286       282         293       288
  Copper sold (000s lbs)                       4,515     5,258       4,515     5,258
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                        $ 219     $ 130       $ 228     $ 147
  Depreciation, depletion and amortization       148       154         140       151
  Reclamation and mine closure costs               7        (2)          8        (6)
                                               -----     -----       -----     -----
  Total Production costs                       $ 374     $ 282       $ 376     $ 292
- -------------------------------------------------------------------------------------

                      BATTLE MOUNTAIN GOLD COMPANY
                      OPERATING DATA (Unaudited)*


                                               Three months ended   Six months ended
                                                    June 30,            June 30,
                                              --------------------  ----------------
                                                1996     1995**       1996    1995**
                                              ---------  -------    --------  ------

AGGREGATE DATA
  Gold recovered BMG share (000s oz)             134       148         269      281
  Gold sold BMG share (000s oz)                  144       157         269      278
  Gold recovered (000s oz)                       163       183         330      344
  Gold sold (000s oz)                            180       198         328      340
  Average price per oz realized                $ 399     $ 382      $  397   $  382
- -----------------------------------------------------------------------------------
  Silver recovered BMG share (000s oz)           373       485         793      949
  Silver sold BMG share (000s oz)                471       531         793      921
  Silver recovered (000s oz)                     481       649       1,059    1,246
  Silver sold (000s oz)                          668       731       1,048    1,185
  Average price per oz realized                $5.34     $5.48      $ 5.38   $ 5.23
- -----------------------------------------------------------------------------------
  Weighted Average Cost Per Gold Ounce Sold
  Cash production costs                        $ 251     $ 198      $  259   $  210
  Depreciation, depletion and amortization       105        96         101       91
  Reclamation and mine closure costs               5         3           6        2
                                               -----     -----      ------   ------
  Total Production costs                       $ 361     $ 297      $  366   $  303
- -----------------------------------------------------------------------------------

* BMG has begun reporting its operating costs on the basis adopted earlier this year by The Gold Institute. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

**  Restated to conform with new operating cost reporting standard.

                            SUPPLEMENTAL INFORMATION
         BATTLE MOUNTAIN GOLD COMPANY & HEMLO GOLD MINES INC. COMBINED
                          OPERATING DATA (Unaudited)*


                                                Three months ended  Six months ended
                                                     June 30,           June 30,
                                                ------------------  ----------------
                                                 1996       1995**   1996     1995**
                                                -------    -------  -------  -------
GOLDEN GIANT
  Gold recovered (000s oz)                          97        86        201     187
  Silver recovered (000s oz)                         5         4          8      10
  Gold sold (000s oz)                               97        86        201     187
  Silver sold (000s oz)                              5         4          8      10
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                          $ 126     $ 122      $ 124   $ 122
  Depreciation, depletion and amortization          62        56         60      55
  Reclamation and mine closure costs                 2         2          2       2
                                                 -----     -----      -----   -----
  Total Production costs                         $ 190     $ 180      $ 186   $ 179
- -------------------------------------------------------------------------------------
KORI KOLLO
  Gold recovered BMG share (000s oz)                67        73        136     144
  Silver recovered BMG share (000s oz)             212       269        426     571
  Gold recovered (000s oz)                          77        83        155     163
  Silver recovered (000s oz)                       241       305        484     648
  Gold sold BMG share (000s oz)                     69        75        139     144
  Silver sold BMG share (000s oz)                  217       280        438     577
  Gold sold (000s oz)                               78        85        158     164
  Silver sold (000s oz)                            246       318        498     656
- ------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                          $ 229     $ 176      $ 222   $ 173
  Depreciation, depletion and amortization         103        85        101      87
  Reclamation and mine closure costs                 3         3          3       3
                                                 -----     -----      -----   -----
  Total Production costs                         $ 335     $ 264      $ 326   $ 263
- -------------------------------------------------------------------------------------
BATTLE MOUNTAIN COMPLEX
  Gold recovered (000 oz)                           19        22         36      38
  Silver recovered (000 oz)                         62        60        126     102
  Gold sold (000s oz)                               20        22         36      38
  Silver sold (000s oz)                             68        60        126     102
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                          $ 311     $ 308      $ 319   $ 327
  Depreciation, depletion and amortization          70        43         72      52
  Reclamation and mine closure costs                 6         4         17       4
                                                 -----     -----      -----   -----
  Total Production costs                         $ 387     $ 355      $ 408   $ 383
- -------------------------------------------------------------------------------------

                            SUPPLEMENTAL INFORMATION
         BATTLE MOUNTAIN GOLD COMPANY & HEMLO GOLD MINES INC. COMBINED
                          OPERATING DATA (Unaudited)*


                                              Three months ended    Six months ended
                                                   June 30,             June 30,
                                              ------------------    ----------------
                                                1996     1995**       1996    1995**
                                              ---------  -------    --------  ------
SAN LUIS
  Gold recovered (000 oz)                          18        20          33      36
  Silver recovered (000 oz)                        12         9          19      15
  Gold sold (000s oz)                              18        20          33      37
  Silver sold (000s oz)                            11         9          19      15
- -----------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                         $ 270     $ 236       $ 291   $ 252
  Depreciation, depletion and amortization         86        96          86      96
  Reclamation and mine closure costs               11         7          17       8
                                                -----     -----       -----   -----
  Total Production costs                        $ 367     $ 339       $ 394   $ 356
- -------------------------------------------------------------------------------------
PAJINGO
  Gold recovered (000 oz)                           9         7          20      16
  Silver recovered (000 oz)                         5        14          10      32
  Gold sold (000s oz)                               9         7          20      15
  Silver sold (000s oz)                             5        14          10      33
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                         $ 189     $ 157       $ 262   $ 136
  Depreciation, depletion and amortization         87        42         106      49
  Reclamation and mine closure costs                2         5           3       7
                                                -----     -----       -----   -----
  Total Production costs                        $ 278     $ 204       $ 371   $ 192
- -------------------------------------------------------------------------------------
SAN CRISTOBAL
  Gold recovered BMG share (000s oz)               10        12          21      21
  Silver recovered BMG share (000s oz)             26        25          52      46
  Gold recovered (000s oz)                         20        23          41      41
  Silver recovered (000s oz)                       52        49         103      90
  Gold sold BMG share (000s oz)                    10        12          21      21
  Silver sold BMG share (000s oz)                  26        25          52      46
  Gold sold (000s oz)                              20        23          41      42
  Silver sold (000s oz)                            52        49         102      90
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                         $ 345     $ 287       $ 349   $ 303
  Depreciation, depletion and amortization        101        94          98      89
  Reclamation and mine closure costs                -         -           -       -
                                                -----     -----       -----   -----
  Total Production costs                        $ 446     $ 381       $ 447   $ 392
- -------------------------------------------------------------------------------------

                            SUPPLEMENTAL INFORMATION
         BATTLE MOUNTAIN GOLD COMPANY & HEMLO GOLD MINES INC. COMBINED
                          OPERATING DATA (Unaudited)*


                                              Three months ended    Six months ended
                                                    June 30,            June 30,
                                              ------------------    ----------------
                                                1996      1995**      1996    1995**
                                              ---------  -------    --------  ------
RED DOME
  Gold recovered BMG share (000s oz)               10        15          22       25
  Silver recovered BMG share (000s oz)             54       108         159      183
  Gold recovered (000s oz)                         20        28          45       49
  Silver recovered (000s oz)                      107       212         316      358
  Copper recovered (000s lbs)                   1,636     3,761       5,161    6,303
  Gold sold BMG share (000s oz)                    17        21          20       22
  Silver sold BMG share (000s oz)                 144       144         148      147
  Gold sold (000s oz)                              34        41          40       44
  Silver sold (000s oz)                           286       282         293      288
  Copper sold (000s lbs)                        4,515     5,258       4,515    5,528
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                         $ 219     $ 130       $ 228    $ 147
  Depreciation, depletion and amortization        148       154         140      151
  Reclamation and mine closure costs                7        (2)          8       (6)
                                                -----     -----       -----    -----
  Total Production costs                        $ 374     $ 282       $ 376    $ 292
- -------------------------------------------------------------------------------------
SILIDOR JOINT VENTURE (55% INTEREST)
  Gold recovered (000s oz)                          6         7          13       14
  Silver recovered (000s oz)                        -         -           -        -
  Gold sold (000s oz)                               6         7          13       14
  Silver sold (000s oz)                             -         -           -        -
- -------------------------------------------------------------------------------------
 Cost Per Gold Ounce Sold
  Cash production costs                         $ 370     $ 368       $ 353    $ 349
  Depreciation, depletion and amortization         56        63          52       65
  Reclamation and mine closure costs                -         8           -        8
                                                -----     -----       -----    -----
  Total Production costs                        $ 426     $ 439       $ 405    $ 422
- -------------------------------------------------------------------------------------

                            SUPPLEMENTAL INFORMATION
         BATTLE MOUNTAIN GOLD COMPANY & HEMLO GOLD MINES INC. COMBINED
                          OPERATING DATA (Unaudited)*


                                              Three months ended    Six months ended
                                                     June 30,            June 30,
                                              --------------------  ----------------
                                                1996     1995**       1996    1995**
                                              ---------  -------    --------  ------
AGGREGATE DATA
  Gold recovered BMG share (000s oz)             237        241        483       482
  Gold sold BMG share (000s oz)                  247        249        483       479
  Gold recovered (000s oz)                       267        276        544       545
  Gold sold (000s oz)                            283        291        542       541
  Average price per oz realized                $ 396      $ 384     $  397    $  382
- -------------------------------------------------------------------------------------
  Silver recovered BMG share (000s oz)           377        489        801       959
  Silver sold BMG share (000s oz)                475        535        801       932
  Silver recovered (000s oz)                     485        653      1,067     1,256
  Silver sold (000s oz)                          672        735      1,056     1,195
  Average price per oz realized                $5.34      $5.48     $ 5.38    $ 5.23
- -------------------------------------------------------------------------------------
  Weighted Average Cost Per Gold Ounce Sold
  Cash production costs                        $ 210      $ 180     $  211    $  183
  Depreciation, depletion and amortization        89         83         84        78
  Reclamation and mine closure costs               4          2          5         2
                                               -----      -----     ------    ------
  Total Production costs                       $ 303      $ 265     $  300    $  263
- -------------------------------------------------------------------------------------

* BMG has begun reporting its operating costs on the basis adopted earlier this year by The Gold Institute. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

**   Restated to conform with new operating cost reporting standard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------


     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year 1995 (1995 Form 10-K) and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

LIQUIDITY AND CAPITAL RESOURCES

Summary - At June 30, 1996, the Company had cash and cash equivalents of $38.6 million, of which $6.7 million was held by BMG, $20.8 million was held by Niugini Mining and $11.1 million was held by Inti Raymi. On an combined basis, at June 30, 1996, the Company including Hemlo Gold had cash and cash equivalents of $141.6 million.

Operating Activities - The Company and the combined Company including Hemlo Gold generated cash flow of $13.9 million and $58.0 million, respectively, from operating activities during the six months ended June 30, 1996, compared with $37.6 million and $44.0 million, respectively, for the six months ended June 30, 1995. The decrease in cash flows from operations for the Company was primarily the result of higher production costs at the Kori Kollo, Red Dome and Pajingo mines. (See "- Results of Operations - Production Costs"). The increase in operating cash flows from the combined companies was also impacted by the final payment of 1994 income taxes by Hemlo Gold in February 1995.

Investing Activities - The Company and the combined Company including Hemlo Gold used cash of $25.1 million and $35.9 million, respectively, for capital expenditures during the six months ended June 30, 1996. These amounts include $6.0 million in interest that has been capitalized related to the Company's investment in Lihir Gold Limited.

     During the six months ended June 30, 1996, the Company and the combined Company including Hemlo Gold spent approximately $10.3 million and $17.9 million, respectively, on exploration and evaluation. The Company and Hemlo Gold currently estimate that they will spend a total of approximately $30 million on the 1996 exploration program. Exploration and evaluation expenditures increased for the six months ended June 30, 1996 compared with the same period of 1995 primarily because of the expansion of the Company's exploration activities.

     On August 12, 1996, the Company announced that it would vote its sixty percent interest in Crown Butte Resources, Inc. ("Crown Butte") in favor of an agreement entered into with the U.S. government that provides a framework for Crown Butte to exchange its interests in the New World mining district near Yellowstone National Park for government owned property interests having a value of $65 million. Crown Butte would set aside $22.5 million from the sale of the exchange property into an escrow account for reclamation purposes in the New World district. Crown Butte would suspend permitting efforts pending the completion of the exchange of property interests and such exchange would result in the settlement of litigation under the Clean Water Act relating to historic mining impacts and releases between the parties as to any further environmental liabilities. The Company's decision was based on, among other things, reduced economic expectations as a result of protracted permitting and potential environmental liabilities related to historic mining at New World. The agreement contains a number of conditions including the identification and acceptance by Crown Butte of the exchange property and subsequent approval by the requisite number of Crown Butte shareholders.

Financing Activities - During the first half of 1996, BMG borrowed an additional $18 million under its $75 million revolving credit facility, resulting in a total of $35 million outstanding under this facility as of June 30, 1996. The Company expects that all outstanding balances under this facility will be repaid by August 16, 1996, and the Company has notified the lenders of its intention to terminate such facility on that date. The Company also borrowed $5 million under its $15 million uncommitted revolving credit facility, resulting in a total of $5 million outstanding under this facility as of June 30, 1996. During the first half of 1996, BMG received $3.9 million in dividends from Inti Raymi, net of applicable Bolivian withholding taxes. Further dividends are expected from Inti Raymi as earnings and cash are available.

Conclusion - The Company expects cash on hand, along with cash flows from operations including cash and cash flows to be generated by Hemlo Gold and its $15 million uncommitted revolving credit facility currently in place, to be adequate to meet its cash needs at least through the end of 1997. The Company is currently planning to replace its $75 million revolving credit facility with a facility better suited to the enhanced credit profile of the combined Company.

     On July 19, 1996, the Company consummated its combination with Hemlo Gold. Under the terms of the agreement Hemlo Gold became a wholly-owned subsidiary of BMG and Hemlo Gold's shareholders received 1.48 shares of a newly issued class of exchangeable shares of Battle Mountain Canada Ltd., the new name for the former Hemlo Gold. At the option of the holder, each exchangeable share is exchangeable for one share of BMG common stock and entitles its holder to dividend and other rights economically equivalent to those of the BMG common stock and, through a voting trust, to vote at meetings of stockholders of BMG.

Forward Sales and Hedging - The Company and the combined Company including Hemlo Gold have limited involvement with derivative financial instruments and do not use them for trading purposes.

     At June 30, 1996, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 5.4 percent to 7.2 percent by 1997. The net unamortized cost of the premiums paid for these caps, amounting to $.3 million at June 30, 1996, has been included in other assets. Since the interest rate caps were put in place, the Company has amortized approximately $.4 million of such premiums and has received approximately $.2 million in settlement of expiring caps.

     The Company and the combined Company including Hemlo Gold use fixed forward sales contracts, spot deferred sales contracts and may use put options to hedge anticipated sales of gold, silver and copper. The following table summarizes such contracts of the Company and the combined Company including Hemlo Gold at June 30, 1996:


                                          Average Price
                              Amount        Per Unit         Period
                           -------------  -------------  ---------------
BMG
Forward sales contracts
Gold                        121,000 oz       US$406      Jul 96 - May 97

Niugini Mining
Forward sales contracts
Gold                         73,000 oz        A$552      Jul 96 & Dec 96
                             52,000 oz       US$399          Jul 96
Copper                    5,291,088 lbs     US$1.12      Sep 96 & Feb 97

Inti Raymi
Forward sales contracts
Gold                         64,000 oz       US$403      Jul 96 - Nov 96

     Deferred costs associated with Inti Raymi's forward sales contracts amounted to $.6 million at June 30, 1996.

     The aggregate amount by which the net market value of open forward sales contracts of the Company and the combined Company including Hemlo Gold is greater than the spot price of $380 per ounce of gold and $.86 per pound of copper, as of June 30, 1996, before consideration of the deferred costs referred to above, is $11.0 million, of which $3.3 million is attributable to minority interests. The foregoing amounts were calculated assuming conversion of Australian dollar contracts to U.S. dollars at the June 1996 month end exchange rate of US$.77 to A$1.

Foreign Operations - The identifiable assets attributable to foreign operations of the Company and the combined Company including Hemlo Gold as of June 30, 1996, were approximately $529 million and $816 million, respectively, and foreign mining operations represented approximately 80 percent and 88 percent, respectively, of the total gross revenues of the Company for the six months ended June 30, 1996. As a result, the Company is exposed to risks normally associated with foreign operations, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

RESULTS OF OPERATIONS

PRIMARY FINANCIAL INFORMATION
Battle Mountain Gold Company


                                 Three months ended      Six months ended
                                      June 30,                June 30,
                                 ----------------------  --------------------
                                    1996        1995        1996       1995
                                 ----------  ----------  ---------  ---------
Gold sales (ounces - 100%)          180,000     198,000    328,000    340,000

Gold sales realized per ounce          $399        $382       $397       $382

Average London PM fix per ounce        $390        $388       $395       $383

Sales - Sales decreased for the three and six months ended June 30, 1996 compared with the same periods of 1995 primarily because of decreased sales volumes from the Kori Kollo and Red Dome mines. Sales volumes decreased at the Kori Kollo and Red Dome mines because of reduced production caused by the mining and processing of lower grade ore during the periods. The decreased sales volumes were partially offset by an increase in the average realized price of gold. The average realized price of gold increased for the three and six months ended June 30, 1996 because of increased spot gold prices.
Average realized prices for the three and six month periods ended June 30, 1996 were higher than the average London PM fix because of the Company's practice of pricing its gold shipments 20 to 45 days in advance of shipment.

     The Company has begun reporting its operating costs on the basis adopted earlier this year by The Gold Institute. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.


Consolidated Production Costs Per Ounce
(per ounce of gold sold):
- ---------------------------------------
                                                          Three months ended      Six months ended
                                                               June 30,               June 30,
                                                         ---------------------   -------------------
                                                           1996        1995        1996       1995
                                                         ---------   ---------   --------   --------
Direct mining costs                                      $     269    $    224   $    263   $    227
Deferred stripping adjustments                                   1           2          4         (1)
Third party smelting, refining and transportation costs         11          15          8         11
By-product credits included in sales                           (47)        (54)       (32)       (38)
                                                         ---------   ---------   --------   --------
 Cash operating costs                                          234         187        243        199
Royalties                                                       12          10         13         10
Production taxes                                                 5           1          3          1
                                                         ---------   ---------   --------   --------
 Total cash costs                                              251         198        259        210
Depreciation, depletion and amortization                       105          96        101         91
Reclamation and mine closure costs                               5           3          6          2
                                                         ---------   ---------   --------   --------
 Total production costs                                  $     361    $    297   $    366   $    303
                                                         =========    ========   ========   ========


Reconciliation of Total Cash Costs per Ounce to
Financial Statements
(in thousands, except per ounce amounts):
- ------------------------------------------------

                                                          Three months ended      Six months ended
                                                               June 30,               June 30,
                                                         ---------------------   -------------------
                                                           1996        1995        1996       1995
                                                         ---------   ---------   --------   --------
Production costs per Financial Statements                $  54,407   $  50,554   $ 97,267   $ 84,752
By-product credits included in sales                        (8,368)    (10,720)   (10,445)   (12,714)
Reclamation and mine closure costs                            (859)       (374)    (2,061)      (688)
Other                                                            3          (5)         2         (6)
                                                         ---------   ---------   --------   --------
Production costs for per ounce calculation purposes      $  45,183   $  39,455   $ 84,763   $ 71,344
                                                         =========   =========   ========   ========
Gold ounces sold                                               180         198        328        340
                                                         =========   =========   ========   ========
Total cash costs per gold ounce sold                     $     251   $     198   $    259   $    210
                                                         =========   =========   ========   ========

Production Costs - Production costs increased on a total and per ounce of gold sold basis for the three and six month periods ended June 30, 1996, compared with the corresponding periods of 1995. Production costs increased primarily because of increased per ounce production costs primarily at the Kori Kollo, Red Dome and Pajingo mines. These unit costs increased at the Kori Kollo mine because of lower mill head grades and increases in materials costs. The Company has been conducting additional drilling and other studies, on factors such as ore control procedures, in an attempt to determine the reasons for the lower mill head grades and any potential impact this may have on, among other things, operating costs and estimated reserves at Kori Kollo. The planned processing of lower grade stockpiled and mined ore from the Red Dome mine caused unit costs to increase at that location. Unit costs increased at the Pajingo mine complex because second half 1996 production came from ore recovered from the higher cost underground section of the Cindy deposit. Mining and milling was completed at the Cindy deposit in the second quarter of 1996 and a portion of second quarter 1996 production was from low grade stockpiles remaining from the previously depleted Scott Lode at the Pajingo mine complex which resulted in reduced per gold ounce production costs in the second quarter compared with the first quarter of 1996. The Company expects production from the remaining low grade stockpiles at the Pajingo mine complex to be completed near the end of the third quarter of 1996.

     Depreciation, depletion and amortization increased in total for the six months ended June 30, 1996 and on the basis of cost per gold ounce sold for the three and six months ended June 30, 1996, when compared with the corresponding periods of 1995, primarily as a result of increased per ounce costs at the Pajingo mine complex and the Kori Kollo mine. Depreciation, depletion and amortization at the Kori Kollo mine increased because more tons of ore were mined than last year and fewer ounces of gold were produced because of lower ore grades. Depreciation, depletion and amortization at the Pajingo mine complex is higher because of the high cost of the development of the underground portion of the Cindy mine relative to the number of ounces that were produced from that mine. The cessation of production from the Cindy mine during the second quarter of 1996 will cause a reduction of depreciation, depletion and amortization charges at the Pajingo mine complex in the third quarter of 1996.

Other - The Company had other expense in the amount of $.3 million and $1.8 million for the three and six months ended June 30, 1996, compared with other income of $5.1 million and $5.7 million for the three and six months ended June 30, 1995. The other expense in 1996 resulted primarily from foreign exchange losses incurred in the first quarter of the year in the amount of approximately $2.1 million. Most of these foreign exchange losses resulted from losses recorded on U.S. dollar cash deposits maintained by Niugini Mining (Australia) Pty. Ltd. ("NMA"), an Australian dollar functional currency subsidiary of Niugini Mining. The losses occurred because of the strengthening of the Australian dollar compared with the US dollar. The U.S. dollar cash deposits were from sales of gold, silver and copper from the Red Dome mine. Under the terms of a short term loan agreement, Niugini Mining was required to keep U.S. dollars received from the sales of its metals from the Red Dome mine in a U.S. dollar bank account maintained by NMA. At the end of March 1996, this loan was repaid and there are no further restrictions imposed by the loan agreement on the transfer of funds between NMA and its affiliates. This will allow Niugini Mining more flexibility in managing its foreign currency gains and losses. Niugini Mining transferred most of the U.S. dollar cash deposits from NMA to Niugini Mining in April 1996. Niugini Mining is a U.S. dollar functional currency company. The other income in 1995 consisted primarily of a gain on the sale of the Plutonic Bore exploration project in Australia in the amount of $4.2 million.

     The Company's effective income tax rate was 22 percent for the first half of 1996, as compared with an effective income tax rate of 9.5 percent in 1995. The effective tax rate for 1996 is lower than the U.S. statutory rate primarily because the income tax effect from the undistributed losses of Niugini Mining has not been included in the calculation of the income tax rate. The effective income tax rate for 1995 was affected by the recognition of deferred tax assets related to foreign tax credits. Prior to 1995, the Company treated foreign taxes paid as deductions for U.S. income tax purposes. However, the Company determined in 1995 that it is more likely than not that it will be able to utilize foreign tax credits for foreign taxes because of Inti Raymi's projected net income and its ability to remit earnings in the form of dividends to BMG.

SUPPLEMENTARY FINANCIAL INFORMATION
Combined Battle Mountain Gold Company & Hemlo Gold Mines Inc.

The following discussion is supplementary, or additional, to the preceding discussion of Results of Operations unless the information includes the combined total operations such as cash costs.


                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                 ----------------------  --------------------
                                    1996        1995       1996       1995
                                 ----------  ----------  ---------  ---------
Gold sales (ounces - 100%)          283,000     291,000    542,000    541,000

Gold sales realized per ounce       $   396     $   384    $   397    $   382

Average London PM fix per ounce     $   390     $   388    $   395    $   383

Sales - Sales remained virtually the same for the six months ended June 30, 1996, compared with the same period of 1995 primarily because of increased sales volumes from the Golden Giant mine. The increase was offset by decreased sales from the combined company's other mines as discussed above under "Results of Operations - Primary Financial Information". Sales volumes increased at the Golden Giant mine primarily because a work slowdown and subsequent strike in June 1995 caused lower than normal production during the first half of 1995.


Consolidated Production Costs Per Ounce
(per ounce of gold sold):
- ---------------------------------------

                                                          Three months ended      Six months ended
                                                               June 30,               June 30,
                                                          ------------------      ----------------
                                                           1996        1995        1996       1995
                                                          -----       -----       -----      -----
Direct mining costs                                       $ 217       $ 193       $ 208      $ 188
Deferred stripping adjustments                                1           1           2         (1)
Third party smelting, refining and transportation costs       8          11           6          8
By-product credits included in sales                        (30)        (37)        (19)       (24)
                                                          -----       -----       -----      -----
 Cash operating costs                                       196         168         197        171
Royalties                                                    11          11          12         11
Production taxes                                              3           1           2          1
                                                          -----       -----       -----      -----
 Total cash costs                                           210         180         211        183
Depreciation, depletion and amortization                     89          83          84         78
Reclamation and mine closure costs                            4           2           5          2
                                                          -----       -----       -----      -----
 Total production costs                                   $ 303       $ 265       $ 300      $ 263
                                                          =====       =====       =====      =====

Reconciliation of Total Cash Costs per Ounce to
Financial Statements:
- ---------------------------------------------------

                                                       Three months ended        Six months ended
                                                           June 30,                  June 30,
                                                     -----------------------   -----------------------
                                                        1996         1995         1996         1995
                                                     ----------   ----------   ----------   ----------
Production costs per financial statements             $69,119      $ 64,692     $127,208     $113,864
By-product credits included in sales                   (8,392)      (10,740)     (10,487)     (12,765)
Reclamation and mine closure costs                     (1,079)         (614)      (2,499)      (1,197)
Operating costs during strike shutdown                      -          (925)           -         (925)
Other                                                       3            (5)           2           (6)
                                                      -------      --------     --------     --------
Production costs for per ounce calculation purposes   $59,651      $ 52,408     $114,224     $ 98,971
                                                      =======      ========     ========     ========
Gold ounces sold                                          283           291          542          541
                                                      =======      ========     ========     ========
Total cash costs per gold ounce sold                  $   210      $    180     $    211     $    183
                                                      =======      ========     ========     ========

For a discussion of production costs, depreciation, depletion and amortization and other income (expense) see the discussion for Battle Mountain Gold Company above under "Results of Operations - Primary Financial Information".

On a combined basis, the Company's effective income tax rate was 66 percent for the first half of 1996, compared with an effective income tax rate of 37 percent in 1995. The effective tax rate for 1996 is higher than the U.S. statutory rate because of the high mining and income tax rates in Canada and because the income tax effect from the undistributed losses of Niugini Mining has not been included in the calculation of the effective income tax rate. The effective income tax rate for 1995 was affected by the recognition of deferred tax assets related to foreign tax credits, as previously described in the primary financial information of Battle Mountain Gold Company.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining operations, projected quantities of future metal production, projected capital costs, projected production rates, costs and expenditures and projected demand or supply for the products the Company produces. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

                 On July 19, 1996, the Company's Restated Articles of Incorporation were amended (as amended, the "Articles") to increase the number of authorized shares of common stock, par value $0.10 per share (the "Common Stock"), from 200,000,000 shares to 500,000,000 shares, increase the number of authorized shares of preferred stock, par value $1.00 per share, from 20,000,000 shares to 50,000,000 shares and authorize one share of special voting stock, par value $0.10 per share (the "Special Voting Stock").

                 Pursuant to the Combination Agreement by and between the Company and Hemlo Gold Mines Inc. (renamed Battle Mountain Canada Ltd.) effective as of March 11, 1996, as amended and restated (the "Combination Agreement"), the share of Special Voting Stock was issued to the trustee appointed under the Voting, Support and Exchange Trust Agreement entered into among the Company, Battle Mountain Canada Ltd. ("Battle Mountain Canada") and the trustee thereunder (the "Voting, Support and Exchange Trust Agreement"). Except as otherwise required by law or the Articles, the share of Special Voting Stock will possess a number of votes equal to the number of outstanding exchangeable shares of Battle Mountain Canada (the "Exchangeable Shares") from time to time not owned by the Company or certain subsidiaries of the Company, and may be voted in the election of directors and on all other matters submitted to a vote of stockholders of the Company. The holders of Common Stock and the holder of the share of Special Voting Stock will vote together as a single class on all matters, except to the extent voting as a separate class is required by
applicable law or the Articles.   Pursuant to the Voting, Support and Exchange
Trust Agreement, holders of Exchangeable Shares will be entitled to instruct the trustee to exercise one of the votes to which the share of Special Voting Stock is entitled for each Exchangeable Share held. The holder of the share of Special Voting Stock is not entitled to receive dividends or to receive any assets of the Company available for distribution to its stockholders in the event of any liquidation, dissolution or winding up of the Company. At such time as the share of Special Voting Stock has no votes attached to it because there are no Exchangeable Shares outstanding not owned by the Company or certain subsidiaries of the Company, and there are no shares of stock, debt, options or other agreements of Battle Mountain Canada that could give rise to the issuance of any Exchangeable Shares to any person (other than the Company or certain subsidiaries of the Company), the share of Special Voting Stock will be canceled.

                 Holders of Exchangeable Shares are entitled to receive dividends equivalent to dividends paid from time to time by the Company on shares of the Common Stock, and are not otherwise entitled to receive dividends. Pursuant to the Voting, Support and Exchange Trust Agreement, the Company is prohibited from declaring or paying dividends on the Common Stock unless Battle Mountain Canada is able to, and simultaneously does, declare or pay an equivalent dividend on the Exchangeable Shares. As long as the Exchangeable Shares remain outstanding, holders of Exchangeable Shares will have the right to exchange their shares on a one-for-one basis for shares of Common Stock. In addition, on any date on or after June 30, 2003 (or earlier if the number of Exchangeable Shares outstanding is below a specified threshold) Battle Mountain Canada may redeem all of the then outstanding Exchangeable Shares in exchange for an equal number of shares of Common Stock. Upon the occurrence of a liquidation, dissolution or winding up of Battle Mountain Canada (a "Battle Mountain Canada Insolvency Event"), holders of the Exchangeable Shares will have preferential rights to receive from Battle Mountain Canada one share of Common Stock for each Exchangeable Share they hold. In the case of any such redemption at the option of the holder, redemption at the option of Battle Mountain Canada, or Battle Mountain Canada Insolvency Event, the Company (or a designated subsidiary) has certain overriding call rights to purchase the Exchangeable Shares subject thereto for the same consideration consisting of Common Stock. Upon the occurrence of a liquidation, dissolution or winding up of the Company, in order for the holders of the Exchangeable Shares to participate on a pro rata basis with the holders of Common Stock, each holder of Exchangeable Shares will automatically receive in exchange therefor an equivalent number of shares of Common Stock.
In the event of the exercise of any of the rights described in this paragraph, an additional amount will be payable equivalent to any declared and unpaid dividend on the Exchangeable Shares being exchanged. Pursuant to the Voting, Support and Exchange Trust Agreement, the Company has agreed to take all actions and do all necessary things to ensure that Battle Mountain Canada is able to deliver to the holders of the Exchangeable Shares the equivalent number of shares of Common Stock in the event of a liquidation, dissolution or winding up of Battle Mountain Canada, an exchange at the option of a holder of Exchangeable Shares or a redemption of Exchangeable Shares by Battle Mountain Canada.

                  On July 19, 1996, the Rights Agreement (the "Rights Agreement") specifying the terms of the preferred stock purchase rights associated with the Common Stock (the "Rights") was amended by the Company pursuant to the terms thereof to provide that Noranda Inc. ("Noranda") will not be an Acquiring Person (as defined) solely as a result of becoming the beneficial owner of Exchangeable Shares upon consummation of the arrangement referred to in the Combination Agreement or Common stock acquired in exchange therefor unless and until it or any of its affiliates or associates (as defined) purchase or otherwise become the beneficial owner of any additional shares of Common Stock or any other person or persons who is (or collectively are) the beneficial owners of any shares of Common Stock become an affiliate or associate of Noranda unless (x) in either such case, Noranda, together with all of its affiliates and associates, is not then the beneficial owner of 20 percent or more of the shares of Common Stock then outstanding or (y) in case Noranda becomes the beneficial owner of such additional shares as a result of the acquisition by it of another person or of another person who is such a beneficial owner becoming an affiliate or associate of Noranda as a result of a bona fide transaction undertaken primarily for another purpose not related to the acquisition of beneficial ownership of shares of Common Stock and not for any purpose or with any effect of changing or influencing control of the Company, Noranda (or such affiliate or associate) promptly divests or causes to be divested such additional shares. The amendment to the Rights Agreement also provides certain exceptions from the definition of Acquiring Person, conditional on prompt divestiture. For purposes of the Rights, beneficial ownership of Exchangeable Shares is treated as beneficial ownership of Common Stock and calculations of percentage ownership, the number of shares outstanding and related provisions are made on a basis that treats the Common Stock and Exchangeable Shares as though they are the same security. Each Exchangeable Share has an associated right to acquire additional Exchangeable Shares on terms substantially the same as those on which the Rights confer the right to acquire the Company's Series A Participating Preferred Stock (or in certain circumstances Common Stock or other securities).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------


         (a)    Annual Meeting of Shareholders
                July 15, 1996

                                                                                  Broker
         (c)    Proposal            For      Against       Withheld    Abstain   Nonvotes
                --------            ---      -------       --------    -------   --------
         Election of Directors
           Charles E. Childers   64,063,512     *          3,292,869      *         -
           Karl E. Elers         64,077,815     *          3,278,566      *         -
           Kenneth R. Werneburg  64,062,210     *          3,294,171      *         -


           Proposal to approve
           and adopt the
           Combination
           Agreement effective
           as of March 11,
           1996 by and between
           the Company and
           Hemlo Gold Mines
           Inc. and the
           transactions
           contemplated
           thereby, including
           the amendment of
           the Company's
           Restated Articles
           of Incorporation      42,393,023   6,668,623         *       584,434  17,710,301

           Proposal to amend
           the Company's 1994
           Long-Term Incentive
           Plan                  36,075,629  12,808,945         *     1,351,620  17,120,187

           Ratification of
           Appointment of
           Price Waterhouse
           LLP as Independent
           Public Accountants    66,214,597     625,648         *       516,136     -

        * Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits


        *2(a)   Plan of Arrangement of Hemlo Gold Mines Inc. under
                Section 182 of the Business Corporations Act (Ontario) (Annex D to Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996, File No. 1-9666).

       *2(b) Combination Agreement effective as of March 11, 1996 by and between the Company and Hemlo Mines Inc. (Annex C to
               Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996, File No. 1-9666).

       *3(a)(1)Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988 (Exhibit
               4(a)(1) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

       *3(a)(2)Certificate of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 4(a)(1) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

       *3(b) Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

       *3(c) Certificate of Amendment of Certificate of Resolution Establishing Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Exhibit 4(c) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *3(d) Bylaws of the Company, as amended through July 19, 1996 (Exhibit 4(d) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *4(a) Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current Report on Form 8-K dated July 19,
               1996, File No. 1-9666).

      *4(b) Rights Agreement, dated July 19, 1996, between Battle Mountain Canada Ltd. and The R-M Trust Company, as Rights Agent (Exhibit 4(f) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *4(c) Voting, Support and Exchange Trust Agreement dated as of July 19, 1996 between the Company, Hemlo Gold Mines Inc. and The R-M Trust Company (Annex E to Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 18, 1996, File No. 1-9666).

     *10(a) Registration Rights Agreement, dated as of July 19, 1996, between Noranda Inc., Kerr Addison Mines Limited and the Company (Exhibit 10(a) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      11       Computation of Earnings per Share

      12 Computation of Ratio of Earnings to Fixed Charges and Earnings to combined Fixed Charges and Preferred dividends

      27       Financial Data Schedule for the six month period ended
               June 30, 1996.
_____________________

      *        Incorporated by reference as indicated.

      (b)      Reports on Form 8-K

               Forms 8-K dated June 11, 1996, June 27, 1996 and July 19, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BATTLE MOUNTAIN GOLD COMPANY



Date: August 14, 1996                   /s/ R. Dennis O'Connell
                              -------------------------------------------------
                              R. Dennis O'Connell, Executive Vice President, Finance and Corporate Development
                              (Principal Financial and Chief Accounting Officer)

                           INDEX TO EXHIBITS

       Exhibit          Description
       -------          -----------


      *2(a)    Plan of Arrangement of Hemlo Gold Mines Inc. under
               Section 182 of the Business Corporations Act (Ontario) (Annex D to Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996, File No. 1-9666).

      *2(b) Combination Agreement effective as of March 11, 1996 by and between the Company and Hemlo Mines Inc. (Annex C to
               Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996, File No. 1-9666).

      *3(a)(1) Restated Articles of Incorporation of the Company, as amended and restated through May 11, 1988 (Exhibit
               4(a)(1) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *3(a)(2) Certificate of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 4(a)(1) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *3(b) Certificate of Resolution Establishing Designation, Preferences and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *3(c) Certificate of Amendment of Certificate of Resolution Establishing Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Exhibit 4(c) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *3(d) Bylaws of the Company, as amended through July 19, 1996 (Exhibit 4(d) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *4(a) Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current Report on Form 8-K dated July 19,
               1996, File No. 1-9666).

      *4(b) Rights Agreement, dated July 19, 1996, between Battle Mountain Canada Ltd. and The R-M Trust Company, as Rights Agent (Exhibit 4(f) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      *4(c) Voting, Support and Exchange Trust Agreement dated as of July 19, 1996 between the Company, Hemlo Gold Mines Inc. and The R-M Trust Company (Annex E to Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 18, 1996, File No. 1-9666).

     *10(a) Registration Rights Agreement dated as of July 19, 1996, between Noranda Inc., Kerr Addison Mines Limited and the Company (Exhibit 10(a) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

      11       Computation of Earnings per Share

      12 Computation of Ratio of Earnings to Fixed Charges and Earnings to combined Fixed Charges and Preferred dividends

      27       Financial Data Schedule for the six month period ended
               June 30, 1996.
_____________________

      *        Incorporated by reference as indicated.

      (b)      Reports on Form 8-K

               Forms 8-K dated June 11, 1996, June 27, 1996 and July 19, 1996.