Form 10-K/A
period 1995-12-31
BATTLE MOUNTAIN GOLD CO
filed 1996-10-18
CIK 771498

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                -------------

                                 FORM 10-K/A
                              (Amendment No. 3)
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The number of outstanding shares of the registrant's common stock as of October 10, 1996 is 108,507,678. In addition, as of such date there were outstanding 121,344,106 exchangeable shares of Battle Mountain Canada Ltd., which are exchangeable into an equal number of shares of the registrant's common stock, entitle their holders to dividend and other rights economically equivalent to those of the registrant's common stock and, through a voting trust, to vote at meetings of stockholders of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.8 billion as of October 10, 1996, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date and the sum of the number of shares of the registrant's common stock outstanding and the number of shares of the registrant's common stock into which the outstanding exchangeable shares were exchangeable as of such date. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.


                     DOCUMENTS INCORPORATED BY REFERENCE:


         LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: NONE.

================================================================================

The information appearing in Part II, Item 8 and Part IV of Battle Mountain Gold Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is hereby amended to read in its entirety as set forth below. The two primary revisions to the Form 10-K are as follows:

(1) The inclusion of Price Waterhouse LLP's reports on the Company's consolidated financial statements as of December 31, 1994 and for the two years then ended in place of the corresponding report issued on those years by the Company's predecessor accountants, Arthur Andersen LLP. Recently, the Company requested Price Waterhouse LLP to perform a reaudit of its 1993 and 1994 financial statements in order to streamline its prospective filings under the Securities Act of 1933, as amended.

(2) The addition of a subsequent events footnote (Note 17) highlighting the Company's recent merger with Hemlo Gold Mines Inc.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
I.   BATTLE MOUNTAIN GOLD COMPANY

     Report of Independent Accountants....................................   2

     Consolidated Statement of Income.....................................   3

     Consolidated Balance Sheet...........................................   4

     Consolidated Statement of Shareholders' Equity.......................   5

     Consolidated Statement of Cash Flows.................................   6

     Notes to Consolidated Financial Statements...........................   7

     Supplemental Financial Information...................................  28
         (Unaudited)

II.  LIHIR GOLD LIMITED (A DEVELOPMENT STAGE COMPANY)

     Report of Independent Accountants....................................  29

     Profit and Loss Accounts.............................................  30

     Balance Sheet........................................................  31

     Statement of Cash Flows..............................................  32

     Notes to Financial Statements........................................  33


                       Report of Independent Accountants


October 10, 1996

To the Board of Directors and
Shareholders of Battle Mountain Gold Company

In our opinion, the consolidated financial statements of Battle Mountain Gold Company listed in the index appearing under Item 14(a)(1) and (2) on page 45 present fairly, in all material respects, the financial position of Battle Mountain Gold Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Houston, Texas

                          BATTLE MOUNTAIN GOLD COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                               YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                     1995           1994                1993
                                                                   --------       --------            --------
                                                                            (Expressed in thousands except
                                                                                  per share amounts)
 GROSS REVENUE                                                     $299,295       $242,984            $207,251
  Less:  freight, allowances and royalties                           15,035         13,314              13,836
                                                                   --------       --------            --------
 NET REVENUE                                                        284,260        229,670             193,415

 COSTS AND EXPENSES
  Mining costs                                                       43,963         30,404              35,906
  Milling and other plant costs                                     117,409         98,566              97,163
  Depreciation, depletion and amortization                           70,752         51,247              41,389
  Exploration, evaluation and other lease costs                      18,032         14,542               9,474
  Asset write-downs                                                   2,222             -                   -
  General and administrative expenses                                13,161         12,376              12,901
  Taxes, other than income                                            2,737          2,593               2,316
                                                                   --------       --------            --------
  Total costs and expenses                                          268,276        209,728             199,149
                                                                   --------       --------            --------

 OPERATING INCOME(LOSS)                                              15,984         19,942              (5,734)

  Interest income                                                     3,125          4,149               2,689
  Interest (expense)                                                (14,099)       (13,722)            (13,103)
  Interest capitalized                                                6,675          6,353               6,655
  Other income (expense), net                                         6,912           (244)              5,708
                                                                   --------       --------            --------

 INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                                  18,597         16,478              (3,785)
  Income tax (benefit) expense                                       (2,804)         2,519              (4,089)
  Minority interest in net (income) loss                             (6,156)        (4,387)             (4,709)
                                                                   --------       --------            --------

 NET INCOME (LOSS)                                                   15,245          9,572              (4,405)
  Preferred dividends                                                 7,475          7,475               3,738
                                                                   --------       --------            --------

 NET INCOME (LOSS) TO COMMON SHARES                                $  7,770       $  2,097            $ (8,143)
                                                                   ========       ========            ========
 NET INCOME (LOSS) PER SHARE:                                      $    .09       $    .02            $   (.10)

 DIVIDENDS PER COMMON SHARE                                        $    .05       $    .05            $    .05

 AVERAGE COMMON SHARES OUTSTANDING FOR
   INCOME PER SHARE PURPOSES                                         86,327         86,071              80,132

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                       DECEMBER 31,
                                                                            ------------------------------
                                                                                1995               1994
                                                                            ----------           ---------
 ASSETS                                                                          (Expressed in thousands)
 Current assets:
     Cash and cash equivalents                                              $   46,071           $  76,464
     Accounts receivable                                                        26,320              22,810
     Inventories                                                                 4,158               5,048
     Materials and supplies, at average cost                                    26,563              27,730
     Other current assets                                                       12,846               7,014
                                                                            ----------           ---------
         Total Current assets                                                  115,958             139,066

 Investments                                                                   230,652               4,092
 Property, plant and equipment, net                                                                524,148
                                                                               360,270
 Other assets                                                                   30,259              12,463
                                                                            ----------           ---------
         Total assets                                                       $  737,139           $ 679,769
                                                                            ==========           =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Short term borrowings                                                  $    2,571           $    -
     Current maturities of long-term debt                                       13,427              13,427
     Accounts payable                                                           13,251              14,527
     Payroll and related benefits accrued                                        5,039               4,226
     Accrued interest                                                            7,198               6,714
     Other current liabilities                                                   5,448               3,425
                                                                            ----------           ---------
         Total current liabilities                                              46,934              42,319
                                                                            ----------           ---------

 Long-term debt                                                                169,175             165,602
 Other liabilities                                                              38,199              32,043
                                                                            ----------           ---------
         Total liabilities                                                     254,308             239,964
                                                                            ----------           ---------
 Minority interest                                                             111,773              64,171
                                                                            ----------           ---------

 Commitments and Contingencies (Note 14)                                          -                   -

 Shareholders' equity:
     Preferred stock, $1.00 par value:
       Authorized - 20,000,000 shares; issued and outstanding,
       1995 and 1994 - 2,299,980 shares                                        110,578             110,578
     Common stock, $.10 par value:
       Authorized - 200,000,000 shares; issued and outstanding,
       1995 - 81,133,540 shares and 1994 - 80,934,793 shares                     8,113               8,094
     Additional paid-in capital                                                199,533             206,735
     Retained earnings                                                          53,971              50,327
     Cumulative foreign currency translation adjustment                         (1,137)               (100)
                                                                            ----------           ---------
         Total shareholders' equity                                            371,058             375,634
                                                                            ----------           ---------
         Total liabilities and shareholders' equity                         $  737,139           $ 679,769
                                                                            ==========           =========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                        YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
                                                   1995                          1994                             1993
                                      ---------------------------     --------------------------      ---------------------------
                                                                      (Expressed in thousands)
                                                                      --------------------------
                                    Preferred   Common              Preferred   Common              Preferred  Common
                                      Shares    Shares    Amount     Shares     Shares   Amount       Shares   Shares     Amount
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------
PREFERRED STOCK, $1.00 par value;
 Authorized 20,000,000 shares;
  $50.00 liquidation preference
  per share:
  Balance January 1                   2,300          -   $110,578     2,300          -  $110,579         -          -    $      -
  Shares issued                           -          -          -         -          -         -      2,300         -     110,579
  Shares converted to Common              -          -          -         -          -          (1)       -         -           -
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------
  Balance December 31                 2,300          -    110,578     2,300          -   110,578      2,300         -     110,579
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------

COMMON STOCK, $.10 par value;
 Authorized 200,000,000 shares:
  Balance January 1                       -     80,935      8,094         -     80,266     8,027          -    80,016       8,002
  Shares issued                           -        199         19         -        669        67          -       250          25
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------
  Balance December 31                     -     81,134      8,113         -     80,935     8,094          -    80,266       8,027
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------

ADDITIONAL PAID-IN CAPITAL:
  Balance January 1                       -          -    206,735         -          -   202,011          -         -     202,417
  Shares issued                           -          -      1,705         -          -     5,933          -         -       1,732
  Exercise of Niugini Mining              -          -     (2,208)        -          -    (1,209)         -         -           -
   options
  Niugini Mining equity offering          -          -          -         -          -         -          -         -      (2,138)
  LGL equity offering                     -          -     (6,699)        -          -         -          -         -           -
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------
  Balance December 31                     -          -    199,533         -          -   206,735          -         -     202,011
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------

RETAINED EARNINGS:
 Balance January 1                        -          -     50,327         -          -    52,260          -         -      62,410
 Net income (loss)                        -          -     15,245         -          -     9,572          -         -      (4,405)
 Common stock dividends                   -          -     (4,126)        -          -    (4,030)         -         -      (2,007)
 Preferred stock dividends                -          -     (7,475)        -          -    (7,475)         -         -      (3,738)
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------
 Balance December 31                      -          -     53,971         -          -    50,327          -         -      52,260
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------

CUMULATIVE FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                   -          -     (1,137)        -          -      (100)         -         -      (3,317)
                                      -----     ------   --------     -----     ------  --------      -----    ------    --------

TOTAL SHAREHOLDERS' EQUITY            2,300     81,134   $371,058     2,300     80,935  $375,634      2,300    80,266    $369,560
                                      =====     ======   ========     =====     ======  ========      =====    ======    ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                   1995           1994          1993
                                                                               ----------     ----------    -----------
                                                                                        (Expressed in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $   15,245     $    9,572    $    (4,405)
                                                                               ----------     ----------    -----------
    Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
       Depreciation, depletion and amortization                                    70,752         51,247         41,389
       Exploration and evaluation costs                                            11,740         10,312          6,621
       Unproven leases abandoned                                                      279             59            146
       Gain (loss) from sales of assets                                            (5,153)           243         (6,429)
       Asset write-downs                                                            2,222              -              -
       Increase in accrued reclamation costs                                          143          1,341          1,517
       Loss (gain) on foreign currency transactions                                   439          2,075           (228)
       (Increase) decrease in accounts and notes receivable                        (3,212)        14,542        (13,337)
       Decrease (increase) in inventories                                             841         (4,469)         6,857
       Decrease (increase) in materials and supplies                                1,167         (4,555)        (1,762)
       (Increase) in other current assets                                          (5,832)        (3,065)        (2,091)
       (Increase) in non-current portion of deferred mining costs                  (2,312)        (6,566)             -
       Increase (decrease) in accounts payable and other current                    3,356          3,212         (5,058)
         liabilities
       Deferred income tax (benefit) expense                                       (4,968)         3,581              -
       Minority interest                                                            6,156          4,387          4,709
       Other net changes                                                             (278)         1,203          2,136
                                                                               ----------     ----------    -----------
  TOTAL ADJUSTMENTS                                                                75,340         73,547         34,470
                                                                               ----------     ----------    -----------
  NET CASH FLOWS FROM OPERATING ACTIVITIES                                         90,585         83,119         30,065
                                                                                ---------      ---------      ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets                                                  5,636            257         10,729
     Acquisition of minority interest                                                   -         (5,200)             -
     Capital expenditures                                                        (120,010)       (85,335)       (64,665)
     Exploration and evaluation expenditures                                      (12,229)       (10,301)        (6,621)
     (Increase) decrease in restricted cash                                        (4,964)             -            (53)
     Other, net                                                                    (1,112)          (193)           329
                                                                               ----------     ----------    -----------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (132,679)      (100,772)       (60,281)
                                                                               ----------     ----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash proceeds from stock issuances                                           19,350          6,397        130,934
      Cash proceeds from borrowings                                                64,964              -         36,891
      Cash dividend payments                                                      (11,524)       (11,505)        (7,743)
      Debt repayments                                                             (59,322)       (13,558)       (59,869)
      Other, net                                                                      (88)          (104)             -
                                                                               ----------     ----------    -----------
  NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                               13,380        (18,770)       100,213
                                                                               ----------     ----------    -----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (1,679)        (2,451)           (36)
                                                                               ----------     ----------    -----------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (30,393)       (38,874)        69,961
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   76,464        115,338         45,377
                                                                               ----------     ----------    -----------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   46,071     $   76,464    $   115,338
                                                                               ==========     ==========    ===========

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

Statement of Cash Flows - At December 31, 1995, cash and cash equivalents included $29.4 million and $10.6 million attributable to Niugini Mining and Inti Raymi, respectively. Cash and cash equivalents at December 31, 1994, included $39.9 million and $15.4 million held by Niugini Mining and Inti Raymi, respectively. At December 31, 1995 and December 31, 1994, other assets included $5.8 million and $.9 million, respectively, of restricted cash held by Niugini Mining.

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

Note 2.  Investments

         The Company's long-term investments as of December 31 include the following:

                                                          1995              1994
                                                       ---------          --------
                                                           (expressed in thousands)
         Lihir Gold Limited                            $ 225,150          $    -
         Other joint ventures                                325                91
         Cash surrender value of life
           insurance, net                                  4,549             3,600
         Other                                               628               401
                                                       ---------          --------
                                                       $ 230,652          $  4,092
                                                       =========          ========

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

Note 3. Property, plant and equipment

         Property, plant and equipment as of December 31 consists of the following:

                                                                     1995               1994
                                                                   --------           ---------
                                                                     (expressed in thousands)
  Leasehold and mine development                                   $ 96,624            $132,803
  Mining, milling and other equipment                               336,839             314,231
  Other                                                             184,470             322,508
                                                                   --------           ---------
                                                                    617,933             769,542
  Accumulated depreciation, depletion and amortization             (257,663)           (245,394)
                                                                   --------           ---------
                                                                   $360,270           $ 524,148
                                                                   ========           =========

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

Note 5.  Debt

         The Company had the following long-term debt outstanding as of December 31:

                                                                            1995             1994
                                                                        -----------      ----------
                                                                           (expressed in thousands)
 Convertible subordinated debentures, due 2005, 6%                      $    99,980      $  100,000
 Revolving credit facility, due 2000, variable rate                          17,000               -
 Inti Raymi Kori Kollo project financing:
     IFC loan, variable rate                                                 22,500          27,500
     IFC convertible loan, variable rate with 11% minimum                     5,000           5,000
     OPIC loan, variable rate                                                25,800          31,500
     Restructured OPIC loans, 10.5%                                           2,644           3,231
     CAF loan, variable rate                                                  9,643          11,786
 Other                                                                           35              12
                                                                        -----------      ----------
     Total                                                                  182,602         179,029
 Less current portion of long-term debt                                      13,427          13,427
                                                                        -----------      ----------
 Total long-term debt                                                   $   169,175      $  165,602
                                                                        ===========      ==========


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

         On November 6, 1995, the Company entered into a new committed non-reducing revolving credit agreement with a syndicate of six banks, led by Citibank N.A. as agent. In connection with the new revolving credit agreement the Company terminated its previous existing committed revolving credit agreement. The new facility, which has a termination date of November 6, 2000, provides for unsecured borrowings of up to $75 million. Interest rates under the facility are based on the facility agent's base rate, LIBOR, applicable certificate of deposit rates or gold funding rates plus an applicable margin which is subject to adjustment in case of certain changes in BMG's credit rating and certain financial ratios. Additionally, interest charges increase when outstanding borrowings under this facility exceed $25 million and, again, when such borrowings exceed $50 million. Other costs associated with the new facility include commitment fees of one-eighth percent per annum on the unused portion of the facility and facility fees of one-eighth percent per annum on the average daily commitment, in each case subject to adjustment in case of certain changes in credit rating or ratios. The revolving credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth, contained production, mineral reserves and working capital, as well as certain restrictions on liens, investments, additional debt, lease obligations, and the acquisition or disposition of assets. In addition, the agreement sets forth restrictions limiting the amount of dividends that BMG may pay based on $20 million plus 50% of consolidated net income since December 31, 1994, plus 50% of proceeds received from the sale of BMG's capital stock on a cumulative basis from the date of the agreement. The weighted average interest rate for borrowings under this facility for the year ended December 31, 1995, was 6.7 percent. No borrowings were outstanding under the previous facility in 1994. Interest charges applicable to the previous facility for the year ended December 31, 1993, were based on a weighted average interest rate ranging from 3.9 percent to 6.0 percent.

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

Note 7.  Federal and Foreign Income Tax

         Federal and foreign income tax (benefit) expense consisted of the following at December 31:

                                                          1995             1994             1993
                                                      ----------       -----------        ---------
                                                                 (expressed in thousands)
  Current
     United States                                    $        -       $    (2,288)       $  (5,117)
     Foreign                                               2,164             1,226            1,028
                                                      ----------       -----------        ---------
         Total current                                     2,164            (1,062)          (4,089)
                                                      ----------       -----------        ---------
  Deferred
     United States                                       (10,171)                -                -
     Foreign                                               5,203             3,581                -
                                                      ----------       -----------        ---------
         Total deferred                                   (4,968)            3,581                -
                                                      ----------       -----------        ---------
                                                      $   (2,804)      $     2,519        $  (4,089)
                                                      ==========       ===========        =========

         Consolidated income before income taxes includes income from foreign operations of $36.1 million, $32.7 million and $13.8 million in 1995, 1994 and 1993, respectively.

         The Company's net deferred tax position at December 31, is comprised of the following:

                                                             1995                 1994
                                                          ---------            ---------
                                                             (expressed in thousands)
 Deferred tax assets                                      $  74,415            $  55,275
 Deferred tax liabilities                                   (72,035)             (57,822)
 Valuation allowance                                           (993)              (1,034)
                                                          ---------            ---------
 Net deferred tax asset (liability)                       $   1,387            $  (3,581)
                                                          =========            =========

         Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                             1995                1994
                                                          ----------          ----------
                                                              (expressed in thousands)
 Net operating loss carryforwards                         $   25,131          $   24,975
 Alternative minimum tax credit carryforward                   4,552               4,552
 Employee compensation and benefits accrued                    5,480               5,052
 Foreign tax credit carryforwards                             11,859                   -
 Property, plant and equipment                               (21,319)            (22,126)
 Undistributed earnings of foreign subsidiaries              (23,493)            (17,556)
 Other, net                                                      170               2,556
 Valuation allowance                                            (993)             (1,034)
                                                          ----------          ----------
 Net deferred tax asset (liability)                       $    1,387           $  (3,581)
                                                          ==========           =========


         A reconciliation of income tax at the U.S. statutory rate to income tax (benefit) expense as of December 31 follows:

                                                            1995           1994             1993
                                                          --------       -------         ---------
                                                                    (expressed in thousands)
 Income tax based on statutory rate of 35%                $  4,354       $ 4,232         $  (2,973)
 Increases (reductions) resulting from:
     Foreign withholding tax, net                               -          4,377                -
     Change in filing position regarding foreign tax
         credits                                            (7,125)           -                 -
     Undistributed (income) losses of foreign
         subsidiaries not subject to income tax               (630)          302            (1,030)
     Change in valuation allowance                             (41)       (7,327)              722
     Other, net                                                638           935              (808)
                                                          --------       -------         ---------
 Income tax (benefit) expense                             $ (2,804)      $ 2,519         $  (4,089)
                                                          ========       =======         =========

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

Note 9.  Other Income (Expense), Net

         Included in other income (expense), net, are certain non-operating revenues, net of related expenses, consisting of:

                                                               1995          1994          1993
                                                            ---------     ---------    ----------
                                                                   (expressed in thousands)
 Foreign currency exchange gains (losses)                   $    (431)    $  (2,075)   $      228
 Gain on sale of investments                                        -           725         2,697
 Gain on sale of property, plant and equipment                  5,542             -         3,730
 Royalty income                                                 1,331           820             -
 Other                                                            470           286          (947)
                                                            ---------     ---------    ----------
                                                            $   6,912     $    (244)   $    5,708
                                                            =========     =========    ==========

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

         Additional information for 1995 related to the Company's stock option plans follows:

                                                  Number of Shares                Option Price
                                                    Under Option                 Range Per Share
                                                 -----------------               ---------------
 Outstanding at December 31, 1994                      2,175,648                $ 4.83 to $ 20.75
   Granted                                               496,950                $ 9.25 to $ 11.38
   Exercised                                             (94,363)               $ 6.00 to $ 11.19
   Expired                                               (63,796)               $ 6.88 to $ 11.38
                                                       ---------
 Outstanding at December 31, 1995                      2,514,439                $ 4.83 to $ 20.75
                                                       =========
 Exercisable at December 31, 1995                      1,760,174                $ 4.83 to $ 20.75
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

         During 1993, the plans for BMG's Australian employees were changed from non-contributory defined benefit plans to defined contribution plans.

         Pension costs are generally accrued and charged to expense currently. Net periodic pension cost included the following components:

                                                          1995          1994             1993
                                                      -----------     ---------       ----------
                                                               (expressed in thousands)
 Service cost - benefits earned during the year       $       518     $      599      $      648
 Interest cost on projected benefit obligations             1,618          1,499           1,611
 Expected return on plan assets                            (1,888)        (2,060)         (1,773)
 Net amortization and deferral                                246            258             (88)
                                                      -----------     ----------      ----------
      Net periodic pension cost                       $       494     $      296      $      398
                                                      ===========     ==========      ==========

         At December 31, 1995, 1994 and 1993, the projected long-term rate of return on plan assets was 9 percent.

         Actual return on the plans' assets was $6.4 million for the year ended December 31, 1995, $1.4 million for the year ended December 31, 1994, and $.3 million for the year ended December 31, 1993.

         The following sets forth the plans' funded status and related amounts as of December 31:

                                                          1995            1994
                                                       ---------        ---------
                                                        (Expressed in thousands)
 Actuarial present value of
   benefit obligations:
      Vested benefit obligation                        $  20,282        $  17,148
                                                       =========        =========
      Accumulated benefit obligation                   $  21,712        $  18,163
                                                       =========        =========
      Projected benefit obligation                     $  23,386        $  19,299
 Plan assets at fair value                                26,724           21,498
                                                       ---------        ---------
 Plan assets in excess of projected benefit
   obligation                                              3,338            2,199
 Unrecognized net gain and effects of
   changes in actuarial assumptions                       (3,953)          (2,585)
 Unrecognized net asset at transition                       (796)            (914)
 Prior service cost not yet recognized in net
   periodic pension cost                                   2,879            3,262
                                                       ---------        ---------
 Prepaid pension cost                                  $   1,468        $   1,962
                                                       =========        =========

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

         All Company contributions to the plans are expensed and funded currently. The cost of such Company contributions to the U.S. plans was $.4 million, $.3 million and $.5 million in 1995, 1994 and 1993, respectively. The cost attributable to the Australian plans was $.8 million, $.7 million and $.6 million in 1995, 1994 and 1993, respectively.

Postretirement Health Care and Life Insurance Benefits - Substantially all of the Company's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for the Company.

         Net periodic postretirement benefit cost included the following components:

                                                                   1995         1994       1993
                                                                 --------     --------   --------
                                                                     (expressed in thousands)
  Service cost                                                   $    275     $    460   $    367
  Interest cost on accumulated benefit obligation                     502          554        644
  Amortization of (gain)loss                                         (108)          -          -
                                                                 --------     --------   --------
  Net periodic postretirement benefit cost                       $    669     $  1,014   $  1,011
                                                                 ========     ========   ========

         The following table presents the plans' status at December 31:

                                                                           1995               1994
                                                                        ----------          --------
                                                                          (expressed in thousands)
  Accumulated postretirement benefit
    obligation:
       Retirees                                                         $    4,863          $  3,940
       Fully eligible active plan participants                                 591               720
       Other active plan participants                                        2,133             2,299
                                                                        ----------          --------
                                                                             7,587             6,959
  Unrecognized net gain (loss)                                               1,215             1,510
                                                                        ----------          --------
  Accrued postretirement benefit cost                                   $    8,802          $  8,469
                                                                        ==========          ========

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

Note 13.  Geographic Segment Information

         The following table sets forth certain financial information relating to international and domestic operations:

                                                                        Year Ended December 31,
                                                          ------------------------------------------------
                                                              1995               1994             1993
                                                          ------------        ----------       -----------
                                                                       (expressed in thousands)
 Gross revenues:
   United States                                          $     58,058        $   46,562       $    47,915
   Austral Pacific                                              73,326            40,314            57,060
   South America                                               167,911           156,108           102,276
                                                          ------------        ----------       -----------
                                                          $    299,295        $  242,984       $   207,251
                                                          ============        ==========       ===========
 Operating Income (Loss):

   United States                                          $    (13,098)       $  (10,673)      $   (19,239)
   Austral Pacific                                               1,051            (2,976)            7,046
   South America                                                29,065            34,861             7,434
   Other International                                          (1,034)           (1,270)             (975)
                                                          ------------        ----------       -----------
                                                                15,984            19,942            (5,734)
 Interest and Other income (expense), net                        2,613            (3,464)            1,949
                                                          ------------        ----------       -----------
 Income (Loss) Before Income Taxes and Minority
         Interest                                         $     18,597        $   16,478       $    (3,785)
                                                          ============        ==========       ===========

 Identifiable Assets:
    United States                                         $    109,618        $  114,789       $   132,669
    Austral Pacific                                            295,423           228,989           216,200
    South America                                              331,035           335,683           318,959
    Other International                                          1,063               308               324
                                                          ------------        ----------       -----------
                                                          $    737,139        $  679,769       $   668,152
                                                          ============        ==========       ===========

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

         The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's forward sales contracts at December 31, 1995:

                                                                      Average Price
                                                 Amount                  Per Unit               Period
                                                 ------             ------------------   --------------------
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

Note 16.  Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                           1995                              1994
                                             ------------------------------   -------------------------------

                                               Carrying           Fair           Carrying           Fair
                                                Amount           Value            Amount           Value
                                               --------          -----           --------          -----
                                                                (expressed in thousands)
 Financial Assets
   Interest rate caps                        $      490       $       23       $      685       $    1,677
 Financial Liabilities
   Debt                                      $  182,603       $  157,108       $  179,029       $  158,662

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

Note 17.  Subsequent Event

         On July 19, 1996, the Company combined with Hemlo Gold Mines Inc. (Hemlo) in a transaction accounted for as a pooling of interests. The expected unaudited pro forma combined condensed balance sheet of the Company and Hemlo as of December 31, 1995 giving effect to the transaction is as follows (in millions):

 Assets                                                  $    1,145
                                                         ==========

 Liabilities                                                    392

 Shareholders' equity                                           753
                                                         ----------
 Total liabilities and shareholders' equity              $    1,145
                                                         ==========



                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)

QUARTERLY RESULTS

                                                                                  Earnings       Dividends per       Dividends
                                Net         Operating             Net            (Loss) Per         Common              per
                               Sales         Income             Income          Common Share        Share         Preferred Share
                            ----------      ---------          ---------        ------------     -------------    ---------------
                                                         (expressed in thousands except per share amounts)
 1995
 ----
 First Quarter              $   54,082      $   3,420          $   2,482           $ .01           $  .025            $   .8125
 Second Quarter                 81,263          6,607              7,630             .06                -                 .8125
 Third Quarter                  65,485          2,713              2,753             .01              .025                .8125
 Fourth Quarter                 83,430          3,244              2,380             .01                -                 .8125
                            ----------      ---------          ---------           -----           -------            ---------
                            $  284,260      $  15,984          $  15,245           $ .09           $  .050            $  3.2500
                            ==========      =========          =========           =====           =======            =========

 1994
 ----
 First Quarter              $   50,917      $   7,182           $  2,848           $ .01           $  .025            $   .8125
 Second Quarter                 57,036          6,028              3,084             .01                -                 .8125
 Third Quarter                  55,827          1,856              1,451            (.01)             .025                .8125
 Fourth Quarter                 65,890          4,876              2,189             .01                -                 .8125
                            ----------      ---------          ---------           -----           -------            ---------
                            $  229,670      $  19,942          $   9,572           $ .02           $  .050            $  3.2500
                            ==========      =========          =========           =====           =======            =========



                               LIHIR GOLD LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                      REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Lihir Gold Limited
Port Moresby
Papua New Guinea

We have audited the financial statements of Lihir Gold Limited for the year ended 31 December 1995 as set out on pages 30 to 44. The Company's Directors are responsible for the preparation and presentation of the financial statements and the information they contain. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.

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

AUDIT OPINION

In our opinion:

(a)      the financial statements of Lihir Gold Limited are properly drawn up:

         (i) so as to give a true and fair view of the state of affairs of the Company at 31 December 1995 and of the results and cash flows of the Company for the year ended on that date; and

         (ii) in accordance with the provisions of the Companies Act (Chapter 146); and

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

COOPERS & LYBRAND
By R. Hubbard
Registered under the Accountants Registration Act (Chapter 89)

PORT MORESBY, PAPUA NEW GUINEA

On 27th day of June 1996

                               LIHIR GOLD LIMITED
                         (A DEVELOPMENT STAGE COMPANY)

                           PROFIT AND LOSS ACCOUNTS

              FOR THE YEAR ENDED 31 DECEMBER 1995, 1994 AND 1993

                                                                                 US $ 000
                                                                NOTE          1995        1994         1993
                                                                          (NOTE 1(a))  (NOTE 1(1))  (NOTE 1(a))
Operating profit before income tax                                5             -          -            -
Income tax attributable to operating profit                                     -          -            -
---------------------------------------------------------------------------------------------------------------
Operating profit after income tax                                               -          -            -
Retained profits at the beginning of the financial period                       -          -            -
---------------------------------------------------------------------------------------------------------------
Retained profits at end of the financial period                                 -          -            -
===============================================================================================================

The accompanying notes form part of these financial accounts

                              LIHIR GOLD LIMITED

                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEET

                       AS AT 31 DECEMBER 1995 AND 1994

                                                              US $ 000
                                                NOTE       1995       1994
                                                       (NOTE 1(a)) (NOTE 1(1))
CURRENT ASSETS
Cash                                              8      363,099           -
Receivables                                       9          420           -
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     363,519           -
-----------------------------------------------------------------------------
NON-CURRENT ASSETS
Development properties                           10      268,235     151,624
-----------------------------------------------------------------------------
TOTAL NON-CURRENT ASSETS                                 268,235     151,624
-----------------------------------------------------------------------------
TOTAL ASSETS                                             631,754     151,624
-----------------------------------------------------------------------------
CURRENT LIABILITIES
Creditors and borrowings                         11       10,054           -
Employee benefits                                            218           -
Retention                                                    168           -
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 10,440           -
-----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                   14,15
-----------------------------------------------------------------------------
NET ASSETS                                               621,314     151,624
=============================================================================
SHAREHOLDERS' EQUITY
Ordinary Shares, par value PGK $0.10:
  Issued and outstanding: 900,000,000 Shares
  in 1995 and none in 1994                       12       68,085           -
Reserves                                         13      553,229           -
Joint venture contributions                                    -     151,624
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                               621,314     151,624
=============================================================================

The accompanying notes form part of these financial accounts

                              LIHIR GOLD LIMITED

                        (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDING 31 DECEMBER 1995, 1994 AND 1993

                                                          US $ 000
                                              1995          1994           1993
                                           (NOTE 1(a))  (NOTE 1 (1))   (NOTE 1 (a))
BALANCE AT BEGINNING OF PERIOD                     -             -               -


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issue of shares                431,754             -               -
Joint venture contributions                   37,936        12,812               -
----------------------------------------------------------------------------------
                                             469,690        12,812               -
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Development properties                      (123,877)      (12,812)              -
Interest received                              7,266             -               -
Increase in current assets                      (420)            -               -
Increase in current liabilities               10,440       (12,812)              -
----------------------------------------------------------------------------------
                                            (106,591)            -               -
----------------------------------------------------------------------------------
NET INCREASE IN CASH HELD                    363,099             -               -
----------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                     363,099             -               -
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

         The Company's Kina figures are translated from US dollars at the rate prevailing at 31 December 1995 of PGK 1.00 = USD0.75. Movements in the share capital account are accounted for as a capital reserve.

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

NOTE 2:  SPECIAL MINING LEASE

The Special Mining Lease was issued on 17 March, 1995 and has a term of 40 years. Under the Mining Act it may be renewed for subsequent 20 year periods at the discretion of the PNG Government.

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

NOTE 6:  REMUNERATION AND RETIREMENT BENEFITS

(a)       Directors' and Executive Officers Remuneration (US$000s)

                                                                         US$000
                                                              1995        1994     1993
Income received or due and receivable by all directors
including insurance premiums to indemnify
liability whilst acting as a director & executive officer:      921         685       -

Executive directors & executive officers:                      847         685       -

The names of Company directors who have held office during the financial year are:

          GARNAUT, Ross G.         TELFER, Ian
          LEPANI, Charles W.       THOMAS, Gavin
          LESLIE, Jonathan CA      VICKERMAN, Andrew
          LOUDON, A. Geoffrey      FORBES, Jeffrey I. (Alternate for JCA Leslie)
          O'REILLY, John F.        KULALA, John (Alternate for CW Lepani)
          SOIPANG, Mark            LUTYENS, Charles (Retired)
          TAUVASA, Joseph J.
          TAYLOR, Meg


(b)       Retirement and superannuation payments


                                                                  US$000
                                                            1995        1994     1993
Amounts paid directly on retirement from office or to
prescribed superannuation funds for the
provision of retirement benefits for:

          Principal executive officer                        -           -        -
          Directors                                          -           -        -


NOTE 7: AUDITORS' REMUNERATION

Amounts received or due and receivable by                                US$000
                                                              1995        1994     1993
Company auditors for:

          - auditing the accounts                               30          7      -
          - other services                                     747          5      -

NOTE 8:  CASH

                                                                       US$000
                                                            1995        1994     1993
CASH AT BANK                                                 1,372        -        -
At call deposits with financial institutions               149,012        -        -
Treasury bills and commercial paper                        212,715        -        -
--------------------------------------------------------------------------------------
                                                           363,099        -        -
======================================================================================


NOTE 9:  RECEIVABLES

                                                                       US$000
                                                            1995        1994     1993
CURRENT
Prepayments                                                  41           -        -
Amounts receivable from:
- other related bodies corporate                            379           -        -
-------------------------------------------------------------------------------------
                                                            420           -        -
=====================================================================================

NOTE 10: OTHER ASSETS

                                                                       US$000
                                                            1995        1994     1993
NON-CURRENT
DEVELOPMENT PROPERTIES
- Exploration and evaluation phase                       146,005     146,005       -
- Development phase                                      115,005       5,619       -
- Interest received                                       (7,266)          -       -
- Borrowing costs                                         10,054           -       -
- Foreign currency translation                             4,437           -       -
-------------------------------------------------------------------------------------
Total development properties                             268,235     151,624       -
=====================================================================================

NOTE 11:  CREDITORS AND BORROWINGS

                                                                       US$000
                                                            1995        1994     1993
Current
Creditors and borrowing
Trade creditors and accruals                               9,492           -       -
Amounts payable to related bodies                            562           -       -
--------------------------------------------------------------------------------------
                                                          10,054           -       -
======================================================================================

NOTE 12:  SHARE CAPITAL

                                                                      US$000
                                                            1995       1994     1993
(a)       AUTHORIZED CAPITAL
          2 billion Ordinary Shares of K0.10 each        148,000          -        -
--------------------------------------------------------------------------------------
(b)       ISSUED AND OUTSTANDING CAPITAL
          900,000,000 Ordinary Shares of K0.10            68,085          -        -
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

(d) On 13 October, 1995 the company issued 866,475,701 Ordinary Shares and on 19 October 33,523,299 a total of Ordinary Shares of K0.10 at a premium as follows:

                                                         NO. OF SHARES      PREMIUM PER SHARE (US$)
          Shares issued to sponsors                      514,461,874*      0.2928         (K0.3904)
          Global Offering                                385,537,126       1.09157        (K1.45543)

          * The shares issued to the sponsors are held in escrow for a period of two years commencing 13 October, 1995.

(e)       SHARE OPTIONS

          The Company granted to the Sponsors 7,200,000 share options at a price 15% above the final institutional price in consideration for their agreement to underwrite the over-allotment options under the Companies Global Offering. The option is valid for a period of five years from 13 October 1995 and if exercised during the escrow period the shares would be subject to the escrow conditions.

NOTE 13:  RESERVES

                                                                       US$000
                                                            1995        1994       1993
CAPITAL RESERVE
Share premium reserve                                    553,229           -          -
Foreign currency translation reserve                           -           -          -
------------------------------------------------------------------------------------------
                                                         553,229           -          -
==========================================================================================


                                                                       US$000
                                                            1995        1994       1993
MOVEMENTS DURING THE YEAR
Share premium reserve
Premium on shares issued                                 571,475           -          -
Less underwriters' fees                                  (18,246)          -          -
------------------------------------------------------------------------------------------
                                                         553,229           -          -
==========================================================================================

NOTE 14:  CAPITAL AND LEASING COMMITMENTS

                                                                       US$000
                                                            1995        1994       1993
(a)  Operating Lease Commitments
     Non-cancellable operating leases for
     facilities and automobiles contracted
     for but not capitalised in the accounts

     Payable
     - 1995                                                    -         834          -
     - 1996                                                  944         775          -
     - 1997                                                  302         159          -
     - 1998                                                    -           -          -
     - 1999                                                    -           -          -
     - 2000                                                    -           -          -
------------------------------------------------------------------------------------------
                                                           1,246       1,768          -
==========================================================================================


                                                                       US$000
                                                            1995        1994       1993
(b)  Capital Expenditure Commitments
     Capital expenditure commitments contracted for:

     Capital expenditure projects                        228,231           -          -
------------------------------------------------------------------------------------------

     Payable
     - not later than one year                           195,755           -          -
     - later than one year but not later than 2 years     32,476           -          -
------------------------------------------------------------------------------------------
                                                         228,231           -          -
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

NOTE 16:  FINANCE FACILITIES

LOAN FACILITIES
                                                US$000
                                     1995        1994           1993
Loan facilities                       310           -              -
Amount utilised                         -           -              -
----------------------------------------------------------------------
Unused loan facilities                310           -              -
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
=================================================================================

NOTE 18:  EVENTS SUBSEQUENT TO BALANCE DATE

LOAN FACILITY EUROPEAN INVESTMENT BANK ("EIB")/MINERAL RESOURCES DEVELOPMENT COMPANY PTY LTD ("MRDC")

On 15 February 1996 the Company entered an Agreement with EIB and MRDC whereby the European Investment Bank will lend funds to MRDC who will on-lend those funds to the Company. The amount of the loan is 25 million European Currency Units (ECU's) currently equivalent to approximately US$32 million. The funds are provided to MRDC at a concessional rate of interest. The drawdown period is up to 3 years and 11 months from the date of the Agreement. The interest rate payable by the Company will be 2% above the cost of funds of EIB at the time of the drawdown. EIB's current cost of funds is approximately 50 points above the 90 day LIBOR rate. The Loan Principal is repayable by way of 16 semi-annual instalments commencing four years after loan signature. The payment of interest under the Loan will be deferred during the construction period and will be repaid when permitted under the Senior Debt Agreement. The Loan is unsecured. There are various conditions precedent to the loan being drawn by the Company including the signing of an onlending agreement between the Company and MRDC which is expected to be finalised shortly.

NOTE 19:  RELATED PARTY TRANSACTIONS

Transactions between related parties are on normal commercial terms and conditions which are no more favourable than those available to other parties.

MANAGEMENT AGREEMENT

Lihir Management Company Pty Ltd (LMC), a wholly owned subsidiary of RTZ, manages the Company and the Lihir Project pursuant to the Management Agreement dated 17 March 1995. LMC receives a management fee for managing the project. There are four directors who are on the Board of the Company and LMC.

                                                            US$000
                                              1995           1994        1993
Related Companies

RTZ supplies labour on a secondment
basis and bears expenses on behalf of
the project which are subsequently
recharged to the project                      1,127           640          -
-----------------------------------------------------------------------------
LMC management fee                              875           123          -
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

Reconciliation to generally accepted accounting principles in the United States

                                                                        1995          1994
                                                                       US $000      US $000
Shareholders' Equity in accordance with IAS GAAP                       621,314      151,624
Plus:
         Interest received                                               7,266            -
Less:
         General and administrative costs expensed                      (7,298)      (1,400)
         Project financing                                              (8,994)      (1,900)
         Reversal of exploration and evaluation costs incurred
         prior to identification of commercial feasibility            (113,700)    (113,700)
-------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE UNDER
US GAAP                                                               (122,726)    (117,000)
-------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY UNDER US GAAP                                     498,588       34,624
===========================================================================================

Net Income/loss in accordance with IAS GAAP                                  -            -

Plus:
         Interest received                                               7,266            -
Less:
         General and administrative costs expensed                      (5,898)        (300)
         Project financing                                              (7,094)      (1,800)
-------------------------------------------------------------------------------------------
NET LOSS UNDER US GAAP                                                  (5,726)      (2,100)
-------------------------------------------------------------------------------------------
NET LOSS PER ORDINARY SHARE                                             (0.006)           -
===========================================================================================

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page 1 of this Annual Report on Form 10-K/A.

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

                                   BATTLE MOUNTAIN GOLD COMPANY


                                   By:       /s/  R. Dennis O'Connell
                                       -----------------------------------------
                                                  R. Dennis O'Connell
                                         Executive Vice President, Finance and
                                                 Corporate Development

                                   Date: October 17, 1996

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

                          BATTLE MOUNTAIN GOLD COMPANY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1995           1994           1993
                                                                                  --------       -------       ---------
                                                                                         (expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                 $ 15,245       $ 9,572       $ (4,405)
   Adjustments to reconcile net income (loss)
       to cash flows from operating activities:
          Depreciation, depletion and amortization                                   4,998          6,453         4,684
          Exploration and evaluation costs                                           1,081            435           636
          Asset write-downs                                                          2,222              -             -
          Gain from sale of assets                                                       -              -          (741)
          (Increase) decrease in accrued reclamation                                (2,082)           170           582
          Undistributed (income) losses of subsidiaries*                               548        (10,071)       (3,070)
          Deferred income tax benefit                                               (4,967)         3,722          (878)
          Change in current accounts receivable and payable with
              subsidiaries*                                                          8,818          4,299         1,044
          Change in other current assets and liabilities                            (2,653)         5,483        (7,785)
          Other net changes                                                            201           (356)        2,486
                                                                                  --------       --------      --------
Total Adjustments                                                                    8,166         10,135        (3,042)
                                                                                  --------       --------      --------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                  23,411         19,707        (7,447)
                                                                                  --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                                                       582              -         2,878
   Investment in subsidiaries*                                                     (28,906)        (5,200)      (12,358)
   Investment in Crown Jewel                                                        (4,785)       (10,305)       (7,595)
   Capital expenditures                                                            (12,884)       (30,636)       (3,839)
   Exploration and evaluation expenditures                                          (1,081)          (435)         (636)
   Other, net                                                                        1,143         (1,573)          111
                                                                                  --------       --------      --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (45,931)       (48,149)      (21,439)
                                                                                  --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from stock issuances                                                  606            691       111,840
   Cash proceeds from borrowings                                                    32,000              -        30,500
   Cash dividend payments                                                          (11,524)       (11,505)       (7,743)
   Debt repayments                                                                 (14,692)             -       (53,051)
   Other, net                                                                       (1,348)          (624)            -
                                                                                  --------       --------      --------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                   5,402        (11,438)       81,546
                                                                                  --------       --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                     (17,478)       (39,880)       52,660
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                          19,315         59,195         6,535
                                                                                  --------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  1,837       $ 19,315      $ 59,195
                                                                                  ========       ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid (received) during the year for:
          Interest, net of amount capitalized                                            -              -             4
          Income taxes, net                                                         (2,200)        (3,405)          892
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

*10(j)(2)         --      Amendment to Battle Mountain Gold Company Non-Qualified Stock Option Plan for Outside Directors
                          effective January 1, 1995 (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1994; File No. 1-9666).

*10(j)(3)         --      Specimen of Director's Stock Option Agreement under the Company's Non-Qualified Stock Option
                          Plan for Outside Directors (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1992; File No. 1-9666).

*10(k)            --      Heads of Agreement, dated March 23, 1989, among the Company, Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9666).

*10(l)            --      Mining Lease, dated May 5, 1987, granted by the Queensland (Australia) Department of Mines to
                          Pajingo Gold Mine Pty. Ltd. (Exhibit 28(a) to the Company's Current Report on Form 8-K dated
                          February 14, 1990; File No. 1-9666).

*10(m)            --      Mining Lease, dated October 1, 1987, as amended, between Earth Sciences, Inc. and Battle
                          Mountain Gold Company (Exhibit 28(b) to the Company's Current Report on Form 8-K dated February
                          14, 1990; File No. 1-9666).

*10(n)            --      Special Mining Lease No. 6, dated March 17, 1995, granted by the Independent State of Papua New
                          Guinea to Kennecott Explorations (Australia) Ltd., Niugini Mining Limited and Mineral Resources
                          Lihir Pty. Limited (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                          quarter ended September 30, 1995, File No. 1-9666).

+*10(o)(1)        --      1994 Long-Term Incentive Plan of Battle Mountain Gold Company, as effective April 21, 1994
                          (Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March
                          31, 1994; File No. 1-9666).


+*10(o)(2)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock Option Agreement
                          (Exhibit 10(c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1995; File No. 1-9666).

+*10(o)(3)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock Option Agreement
                          (Exhibit 10(c)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1995; File No. 1-9666).

+*10(o)(4)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Restricted Stock Agreement (Exhibit
                          10(a)(4) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994;
                          File No. 1-9666).

+*10(o)(5)        --      Specimen of the Company's 1994 Long-Term Incentive Plan Performance Unit Agreement (Exhibit
                          10(n)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File
                          No. 1-9666).

+*10(p)(1)        --      Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1) to the Company's Annual Report
                          on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(2)        --      Specimen Amendment to Split-Dollar Agreement (Individual) (Exhibit 10(o)(2) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(3)        --      Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(p)(4)        --      Specimen Amendment to Split-Dollar Agreement (Trustee) (Exhibit 10(o)(4) to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(q)(1)        --      Battle Mountain Gold Company Supplemental Executive Retirement Plan (Exhibit 10(d)(1) to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; File No. 1-9666).

+*10(q)(2)        --      Battle Mountain Gold Company Supplemental Executive Retirement Plan Trust Agreement (Exhibit
                          10(d)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995;
                          File No. 1-9666).

+_*10(q)(3)       --      Specimen of the Company's Supplemental Executive Retirement Plan Agreement (Exhibit 10(b) to
                          the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No.
                          1-9666).

++11              --      Computation of Earnings Per Common Share.




++12              --      Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and
                          Preferred Dividends.

++21              --      Subsidiaries of the Company.

  23(a)           --      Consent of Price Waterhouse LLP.

  23(b)           --      Consent of Coopers & Lybrand.

++24              --      Powers of Attorney

++27              --      Financial Data Schedule
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