Form 10-Q
period 1996-09-30
BATTLE MOUNTAIN GOLD CO
filed 1996-11-14
CIK 771498

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

                               Yes __X__ No _____

         Number of shares of Common Stock outstanding as of the latest practicable date, November 6, 1996: 112,213,337. In addition, as of such date there were outstanding 117,369,770 Exchangeable Shares of Battle Mountain Canada, Ltd. which entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, to vote at meetings of stockholders of the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY

                                      INDEX

                                                                     Page
                                                                     ----

Part I.  Financial Information (Unaudited)

         Condensed Consolidated Balance Sheet at
         September 30, 1996, and December 31, 1995                     1

         Condensed Consolidated Statement of Income for the
         three and nine months ended September 30, 1996 and 1995       2

         Condensed Consolidated Statement of Cash Flows
         for the nine months ended September 30, 1996 and 1995         3

         Notes to Condensed Consolidated Financial Statements          4

         Statistical Information                                       6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9


Part II. Other Information                                            15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)


                                                September 30,    December 31,
                                                     1996            1995
                                                -------------    ------------
Assets
  Current assets
     Cash and cash equivalents                   $  81,506        $  142,202
     Accounts and notes receivable                  39,238            30,591
     Inventories                                    14,698             6,286
     Materials and supplies, at average cost        32,125            31,695
     Other current assets                           10,044            13,031
                                                 ----------        ----------
         Total current assets                      177,611           223,805

  Investments                                      244,939           244,352

  Property, plant and equipment, net               583,486           640,764

  Other assets                                      37,164            36,063
                                                 -----------       -----------

Total assets                                    $1,043,200        $1,144,984
                                                 ===========       ===========

Liabilities and Shareholders' Equity
  Current liabilities
     Short term borrowings                      $       -         $   14,835
     Current maturities of long-term debt           13,671            13,427
     Accounts payable and accrued liabilities       37,982            34,869
     Income and mining taxes payable                 9,102            10,358
     Other current liabilities                       5,791             5,049
                                                 -----------       -----------
         Total current liabilities                  66,546            78,538

  Long-term debt                                   145,857           169,175
  Deferred income and mining taxes                 105,518           109,754
  Other liabilities                                 38,824            34,536
                                                 -----------       -----------
         Total liabilities                         356,745           392,003

  Minority interest                                111,990           123,569

  Shareholders' equity                             574,465           629,412
                                                 -----------       -----------

Total liabilities and shareholders' equity      $1,043,200        $1,144,984
                                                 ===========       ===========

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                              Three months ended             Nine months ended
                                                                September 30,                    September 30,
                                                            -----------------------      --------------------------
                                                               1996          1995           1996            1995
                                                            ---------     ---------      ----------      ----------
Sales                                                       $  90,957     $  75,171      $  316,315      $  294,764
                                                            ---------     ---------      ----------      ----------
Costs and expenses
  Production costs                                             55,556        47,077         183,060         160,292
  Depreciation, depletion and amortization                     20,228        16,901          66,409          59,404
  Exploration, evaluation and other lease costs                 9,573         9,529          26,867          21,576
  Merger expense                                               19,244             -          19,977               -
  Asset write-downs                                            38,451           545          38,451           3,646
  General and administrative expenses                           4,072         4,302          12,930          12,245
                                                            ---------     ---------      ----------      ----------
      Total costs and expenses                                147,124        78,354         347,714         257,163
                                                            ---------     ---------      ----------      ----------

Operating (loss) income                                       (56,167)       (3,183)        (31,399)         37,601

  Investment income                                             3,487         3,048           8,198           9,233
  Interest (expense), net                                      (2,888)       (2,076)         (6,133)         (5,460)
  Other income, net                                             2,312           354           2,881           6,068
  Minority interest in net (income) loss                       10,235          (742)         11,899          (3,768)
                                                            ---------     ---------      ----------      ----------

(Loss) income before income taxes                             (43,021)       (2,599)        (14,554)         43,674

  Income tax expense (benefit)                                  2,186        (2,936)         12,482           9,403
  Mining tax expense (benefit)                                  1,933          (699)          9,689           6,330
                                                            ---------     ---------      ----------      ----------

Net (loss) income                                             (47,140)        1,036         (36,725)         27,941
Preferred dividends                                             1,869         1,869           5,606           5,607
                                                            ---------     ---------      ----------      ----------

Net (loss) income to common shares                          $ (49,009)    $    (833)      $ (42,331)      $  22,334
                                                            =========     =========       =========       =========

(Loss) income per common share                              $    (.21)    $       -       $    (.18)      $     .10
                                                            =========     =========       =========       =========


Dividends per common share                                $      .025     $    .025       $     .05       $     .05
                                                            =========     =========       =========       =========


Average common shares outstanding
  for income per share purposes                               229,872       229,031         229,554         233,045
                                                            =========     =========       =========       =========

                                      2

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                      Nine months ended
                                                                         September 30,
                                                                 --------------------------
                                                                    1996             1995
                                                                 ---------       ----------
Cash flows from operating activities:
Net (loss) income                                                $(36,725)       $   27,941
Adjustments to reconcile net (loss) income to cash flows
from operating activities:
  Depreciation, depletion and amortization                         66,409            59,404
  Gain on sale of assets                                             (243)           (4,590)
  Asset write-downs                                                38,451             3,646
  Deferred income tax (benefit) expense                            (4,390)            1,481
  Change in current assets and liabilities                        (16,846)          (60,876)
  Other changes, net                                               (5,959)            5,546
                                                                  -------        ----------
     Total Adjustments                                             77,422             4,611
                                                                  -------        ----------

Net cash flows from operating activities                           40,697            32,552
                                                                  -------        ----------

Cash flows used in investing activities:
  Proceeds from sale of assets                                       633              4,843
  Capital expenditures                                           (40,148)          (132,608)
  Other, net                                                      (7,804)              (657)
                                                                 --------        -----------

Net cash flows (used in) investing activities                    (47,319)          (128,422)
                                                                 --------        -----------

Cash flows (used in) from financing activities:
  (Decrease) increase in short term borrowings                   (12,979)            31,472
  Proceeds from issuance of long-term debt                        18,779                 -
  Proceeds from stock issuances                                    1,948              2,966
  Cash dividend payments                                         (20,700)           (16,939)
  Debt repayments                                                (43,711)           (15,473)
  Other, net                                                          74               (155)
                                                                 --------        -----------

Net cash flows (used in) from financing activities               (56,589)             1,871
                                                                 --------        -----------

Effect of exchange rate changes on cash and cash equivalents       2,515              7,328
                                                                 --------        -----------

Net decrease in cash and cash equivalents                        (60,696)           (86,671)
Cash and cash equivalents at beginning of period                 142,202            218,316
                                                                 --------        -----------

Cash and cash equivalents at end of period                      $ 81,506         $  131,645
                                                                 =======          =========

                                       3

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  General Information

                  The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the management of Battle Mountain Gold Company (BMG), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries (the "Company"). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K/A (Amendment No. 3) (File No. 1-9666) for the year ended December 31, 1995.

         Business combination

         On July 19, 1996, Hemlo Gold Mines Inc. ("Hemlo Gold") was combined with Battle Mountain Gold Company. The combination is being accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of Hemlo Gold for all periods prior to the merger.

         Merger expenses

         In connection with the combination of Battle Mountain Gold Company and Hemlo Gold Mines Inc., $19.2 million of merger costs and expenses ($17.8 million after-tax) were incurred and charged to expense during the third quarter of 1996. The merger expenses consisted primarily of legal, accounting and investment banking fees and merger related payments made to BMG employees.

Note 2.  Income Per Common Share

         The effect of common stock equivalents is not included in the calculation of income per share for the three and nine months ended September 30, 1996 because the effect is antidilutive. Fully diluted income per share is not presented because the effect of other potentially dilutive securities is antidilutive for the periods presented. The Exchangeable Shares of Battle Mountain Canada Ltd. are treated as identical to shares of BMG's Common Stock for income per common share calculation purposes.

Note 3.  Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the pro forma disclosure requirements of SFAS No. 123 in 1996 as required under the pronouncement.

Note 4.  Asset  Write-downs

         In September 1996, the Company determined that long-lived assets at two of its operating mines (Reona and San Cristobal) were impaired. In accordance with the provisions of SFAS No. 121 and the Company's impairment policy, the carrying value of the Reona mine was written down by $17.5 million before and after tax and the carrying value of the San Cristobal mine owned by Niugini Mining was written down by $17.6 million ($8.9 million net of minority interests) before and after tax. The fair value of the assets was determined by using the present value of the estimated future net cash flows from the project discounted at 10%.

Note 5.  Income and mining taxes.

Due to the recording of a valuation allowance for deferred tax assets in accordance with the provisions of SFAS No. 109, the Company recorded income tax expense of $2.2 million and $12.5 million for the three and nine months ended September 30, 1996, respectively, even though the Company incurred net losses of $43 million and $15 million for the three and nine months ended September 30, 1996, respectively. The valuation allowance is related to both current period net operating losses and foreign tax credits. The increased valuation allowance is a direct result of BMG's decision to repatriate retained and future earnings from the Company's newly acquired Canadian subsidiary. These earnings are taxed at rates that are in excess of the U.S. federal income tax rate and will result in excess foreign tax credits in the future. The Company does not foresee the realization of all tax benefits related to these excess credits.

                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                           OPERATING DATA (Unaudited)*

                                                                  Three months ended            Nine months ended
                                                                     September 30,               September 30,
                                                                 ---------------------       ---------------------
                                                                  1996          1995**        1996          1995**
                                                                 ------        -------       ------        -------
GOLDEN GIANT
    Gold recovered (000s oz)***                                     83            11           285            198
    Silver recovered (000s oz)                                       4             2            12             12
    Gold sold (000s oz)                                             83            11           285            198
    Silver sold (000s oz)                                            4             2            12             12
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold***
    Cash production costs                                         $151          $ 67          $132           $119
    Depreciation, depletion and amortization                        66            26            62             53
    Reclamation and mine closure costs                               3             -             2              2
                                                                  ----          ----          ----           ----
    Total Production costs                                        $220          $ 93          $196           $174
----------------------------------------------------------------------------------------------------------------------------
KORI KOLLO
    Gold recovered BMG share (000s oz)                              67            78           203            222
    Silver recovered BMG share (000s oz)                           203           268           630            839
    Gold recovered (000s oz)                                        76            88           231            252
    Silver recovered (000s oz)                                     231           305           715            953
    Gold sold BMG share (000s oz)                                   69            79           208            223
    Silver sold BMG share (000s oz)                                210           270           648            847
    Gold sold (000s oz)                                             79            90           237            253
    Silver sold (000s oz)                                          238           307           736            963
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold***
    Cash production costs                                         $231          $178          $226           $175
    Depreciation, depletion and amortization                       106            88           102             87
    Reclamation and mine closure costs                               3             3             3              3
                                                                  ----          ----          ----           ----
    Total Production costs                                        $340          $269          $331           $265
----------------------------------------------------------------------------------------------------------------------------
BATTLE MOUNTAIN COMPLEX
    Gold recovered (000s oz)                                        17            18            53             56
    Silver recovered (000s oz)                                      45            50           171            153
    Gold sold (000s oz)                                             16            18            51             56
    Silver sold (000s oz)                                           42            50           168            153
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold***
    Cash production costs                                         $344          $307          $326           $305
    Depreciation, depletion and amortization                        67            69            70             58
    Reclamation and mine closure costs                              61             4            31              4
                                                                  ----          ----          ----           ----
    Total Production costs                                        $472          $380          $427           $367
----------------------------------------------------------------------------------------------------------------------------

*, **, ***  See page 8

                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                           OPERATING DATA (Unaudited)*

                                                                  Three months ended            Nine months ended
                                                                      September 30,               September 30,
                                                                 --------------------       ----------------------
                                                                  1996         1995**        1996           1995**
                                                                 ------        ------       ------          ------
SAN LUIS
    Gold recovered (000s oz)                                       15            18            48             54
    Silver recovered (000s oz)                                      9             8            28             23
    Gold sold (000s oz)                                            15            18            48             55
    Silver sold (000s oz)                                           9             8            28             23
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                        $273          $268          $286           $257
    Depreciation, depletion and amortization                      133           105           101             99
    Reclamation and mine closure costs                             13             9            15              8
                                                                -----         -----         -----          -----
    Total Production costs                                       $419          $382          $402           $364
----------------------------------------------------------------------------------------------------------------------------
PAJINGO
    Gold recovered (000s oz)                                        7            10            27             26
    Silver recovered (000s oz)                                     14             5            24             38
    Gold sold (000s oz)                                             7            10            27             26
    Silver sold (000s oz)                                          14             8            24             42
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                        $186          $206          $243           $164
    Depreciation, depletion and amortization                       12           193            82            107
    Reclamation and mine closure costs                              -             2             2              5
                                                                -----         -----         -----          -----
    Total Production costs                                       $198          $401          $327           $276
----------------------------------------------------------------------------------------------------------------------------
SAN CRISTOBAL
    Gold recovered BMG share (000s oz)                              9            10            30             32
    Silver recovered BMG share (000s oz)                           22            27            74             73
    Gold recovered (000s oz)                                       18            20            59             62
    Silver recovered (000s oz)                                     43            54           146            144
    Gold sold BMG share (000s oz)                                   9            10            30             32
    Silver sold BMG share (000s oz)                                21            26            73             72
    Gold sold (000s oz)                                            18            20            59             62
    Silver sold (000s oz)                                          42            52           144            142
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold***
    Cash production costs                                        $372          $302          $356           $303
    Depreciation, depletion and amortization                      102            92            99             90
    Reclamation and mine closure costs                              -             -             -              -
                                                                -----         -----         -----          -----
    Total Production costs                                       $474          $394          $455           $393
----------------------------------------------------------------------------------------------------------------------------
SILIDOR JOINT VENTURE (1)
    Gold recovered (000s oz)                                        6             8            19             22
    Silver recovered (000s oz)                                      -             -             -              -
    Gold sold (000s oz)                                             6             8            19             22
    Silver sold (000s oz)                                           -             -             -              -
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                        $334          $315          $347           $336
    Depreciation, depletion and amortization                      106            68            70             66
    Reclamation and mine closure costs                             10             7             3              8
                                                                -----         -----         -----          -----
    Total Production costs                                       $450          $390          $420           $410
----------------------------------------------------------------------------------------------------------------------------

*, **, ***, (1)  See page 8

                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                           OPERATING DATA (Unaudited)*

                                                                  Three months ended          Nine months ended
                                                                    September 30,               September 30,
                                                                --------------------        ----------------------
                                                                 1996         1995**         1996           1995**
                                                                ------        ------        ------          ------
RED DOME
    Gold recovered BMG share (000s oz)                             10            14            33             40
    Silver recovered BMG share (000s oz)                           53            59           213            242
    Gold recovered (000s oz)                                       20            29            65             78
    Silver recovered (000s oz)                                    105           116           421            474
    Copper recovered (000s lb)                                  1,775         1,964         6,936          8,267
    Gold sold BMG share (000s oz)                                   3             7            23             29
    Silver sold BMG share (000s oz)                                 5             7           153            154
    Gold sold (000s oz)                                             6            13            46             57
    Silver sold (000s oz)                                          10            12           303            300
    Copper sold (000s lb)                                           -             -         4,515          5,258
----------------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                        $280          $157          $235           $150
    Depreciation, depletion and amortization                       81           112           133            142
    Reclamation and mine closure costs                             31             5            11             (3)
                                                                -----         -----         -----          -----
    Total Production costs                                       $392          $274          $379           $289
----------------------------------------------------------------------------------------------------------------------------
AGGREGATE DATA
   Gold recovered BMG share (000s oz)                             215           168           698            649
   Gold sold BMG share (000s oz)                                  208           161           691            641
   Gold recovered (000s oz)                                       243           202           787            748
   Gold sold (000s oz)                                            230           188           771            729
   Average price per oz realized                                 $388          $386          $394           $383
----------------------------------------------------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                           350           420         1,151          1,380
   Silver sold BMG share (000s oz)                                304           372         1,105          1,304
   Silver recovered (000s oz)                                     451           541         1,517          1,797
   Silver sold (000s oz)                                          359           440         1,415          1,634
   Average price per oz realized                                $5.06         $5.09         $5.30          $5.19
----------------------------------------------------------------------------------------------------------------------------
   Weighted Average Cost Per Gold Ounce Sold***
    Cash production costs                                        $226          $212          $216           $190
    Depreciation, depletion and amortization                       87            91            85             81
    Reclamation and mine closure costs                              8             3             6              2
                                                                -----         -----         -----          -----
    Total Production costs                                       $321          $306          $307           $273
----------------------------------------------------------------------------------------------------------------------------

* Effective in the second quarter of 1996, BMG began reporting its operating costs on the basis adopted earlier this year by The Gold Institute. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

**   Restated to conform with new operating cost reporting standard.

*** Excludes asset write-downs in 1996 and 1995 and ounces produced and costs incurred at the Golden Giant mine during the 1995 strike.

(1) This joint venture is owned 55% by the Company and is proportionately consolidated in the financial statements, therefore, the amounts presented represent only the Company's share of ounces and costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A (File No. 1-9666) for the year ended December 31, 1995 and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

Liquidity and Capital Resources

Summary - At September 30, 1996, the Company had cash and cash equivalents of $81.5 million, of which $45.4 million was held by BMG and its wholly-owned subsidiaries, $25.6 million was held by Niugini Mining and $10.5 million was held by Inti Raymi.

Operating Activities - The Company generated cash flow of $40.7 million from operating activities during the nine months ended September 30, 1996, compared with $32.6 million for the nine months ended September 30, 1995. The $8.1 million increase in cash flows from operations for the Company was primarily the result of increased gold sales from the Golden Giant mine in 1996 compared with 1995 and was net of approximately $20 million in merger related expenses. Gold production and sales were higher in 1996 because the mine had experienced a strike during the third quarter of 1995. Cash flows for 1995 were also impacted by the payment of the final installment of 1994 Canadian income taxes.

Investing Activities - The Company used cash of $40 million for capital expenditures during the nine months ended September 30, 1996. Other, net investing activities include $6 million in capitalized interest related to the Company's investment in Lihir Gold Limited.

         On July 19, 1996, the Company consummated a combination with Hemlo Gold. Under the terms of the agreement Hemlo Gold became a wholly-owned subsidiary of BMG and Hemlo Gold's shareholders received, for each share held,
1.48 shares of a newly issued class of exchangeable shares of Battle Mountain Canada Ltd., the new name for the former Hemlo Gold. At the option of the holder, each exchangeable share is exchangeable for one share of BMG common stock and entitles its holder to dividend and other rights economically equivalent to those of the BMG common stock and, through a voting trust, to vote at meetings of stockholders of BMG.

         On August 12, 1996, the Company announced that it would vote its 60 percent interest in Crown Butte Resources Ltd. ("Crown Butte") in favor of an agreement entered into with the U.S. government that provides a framework for Crown Butte to exchange its interests in the New World mining district near Yellowstone National Park for government owned property interests having a value of $65 million. Crown Butte would set aside $22.5 million from the sale of the exchange property into an escrow account for reclamation purposes in the New World district. Crown Butte would suspend permitting efforts pending the completion of the exchange of property interests and such exchange would result in the settlement of litigation under the Clean Water Act relating to historic mining impacts and releases between the parties as to any further environmental liabilities. The Company's decision was based on, among other things, reduced economic expectations as a result of protracted permitting and potential environmental liabilities related to historic mining at New World. The agreement contains a number of conditions including the identification of the exchange property by the U.S. government and acceptance by Crown Butte management and subsequent approval by Crown Butte shareholders. Crown Butte may terminate the agreement as early as February 1997 if acceptable exchange property is not identified.

Financing Activities - During the nine months ended September 30, 1996, BMG repaid all amounts outstanding under its revolving credit facilities and terminated its $75 million revolving credit facility. BMG received $7.7 million in dividends from Inti Raymi, net of applicable Bolivian withholding taxes, during the period. Further dividends are expected from Inti Raymi as earnings and cash become available. The Company is currently negotiating a new revolving credit facility.

Conclusion - The Company expects cash on hand, along with cash flows from operations to be adequate to meet its cash needs at least through the end of 1997.

Forward Sales and Hedging - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes.

         At September 30, 1996, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps.

         The Company uses fixed forward sales contracts and spot deferred sales contracts and may use put options to hedge anticipated sales of gold, silver and copper. The following table summarizes such open contracts of the Company at September 30, 1996:

                                              Average Price
                              Amount            Per Unit          Period
                           ------------       -------------   ---------------
BMG
  Forward sales contracts
    Gold                     107,000 oz          $410       Oct 96 - Jul 97

Niugini Mining
  Forward sales contracts
    Gold                      48,000 oz          A$563      Oct 96 & Dec 96
                              44,000 oz          $401           Oct 96
    Copper                 5,291,088 lb          $1.11      Sep 96 & Feb 97

Inti Raymi
  Forward sales contracts
     Gold                     28,000 oz          $403        Oct 96 - Nov 96

         The aggregate amount by which the net market value of open forward sales contracts of the Company is greater than the spot price of $378 per ounce of gold and $.86 per pound of copper, as of September 30, 1996 is $9.5 million, of which $2.7 million is attributable to minority interests. The foregoing amounts were calculated assuming conversion of Australian dollar contracts to U.S. dollars at the September 1996 month end exchange rate of US$.79 to A$1.

Foreign Operations - The identifiable assets attributable to operations of the Company outside the U.S. and Canada as of September 30, 1996, were approximately $541 million and mining operations outside the U.S. and Canada represented approximately 50 percent of the total gross revenues of the Company for the nine months ended September 30, 1996. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

RESULTS OF OPERATIONS

                                      Three months ended      Nine months ended
                                          September 30,         September 30,
                                      ------------------      -----------------
                                      1996         1995       1996        1995
                                      ----         ----       ----        ----
Gold sales (ounces - 100%)          230,000      188,000    771,000     729,000
Gold sales realized per ounce          $388         $386       $394        $383
Average London PM fix per ounce        $385         $384       $391        $384

Sales - Sales increased for the three and nine months ended September 30, 1996, compared with the same periods of 1995 primarily because of increased sales volumes from the Golden Giant mine. The increase in sales volumes at the Golden Giant mine was partially offset by decreased sales from the Kori Kollo, Red Dome and San Luis mines. Sales volumes for 1995 were unusually low at the Golden Giant mine because of a strike during the third quarter of 1995, and 1996 sales volumes increased to more normal levels. Sales volumes decreased at the Kori Kollo and Red Dome mines because of reduced production caused by the mining and processing of lower grade ore. An increase in the average realized price of gold for the three and nine months ended September 30, 1996, compared with the same periods of 1995 also contributed to the increase in sales. The average realized price of gold increased for the three and nine months ended September 30, 1996, primarily because of increased spot gold prices. Average realized prices for the three and nine month periods ended September 30, 1996, were higher than the average London PM fix because of the Company's practice of pricing its gold shipments 20 to 45 days in advance of shipment and gains realized from the Company's hedging program.

         In the second quarter of 1996, the Company began reporting its operating costs on the basis adopted earlier this year by The Gold Institute. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

Consolidated Production Costs Per Ounce
(per ounce of gold sold):
---------------------------------------

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                                  ---------------------       ---------------------
                                                                     1996          1995          1996          1995
                                                                  --------      -------       -------       -------
Direct mining costs                                               $   216       $   205       $   211       $   192
Deferred stripping adjustments                                         -              3             2            -
Third party smelting, refining and transportation costs                 3             5             5             7
By-product credits included in sales                                   (8)          (13)          (17)          (21)
                                                                  -------       -------       -------       -------
     Cash operating costs                                             211           200           201           178
Royalties                                                              15            10            13            11
Production taxes                                                       -              2             2             1
                                                                  -------       -------       -------       -------
     Total cash costs                                                 226           212           216           190
Depreciation, depletion and amortization                               87            91            85            81
Reclamation and mine closure costs                                      8             3             6             2
                                                                  -------       -------       -------       -------
     Total production costs                                       $   321       $   306       $   307       $   273
                                                                  =======       =======       =======       =======

Reconciliation of Total Cash Costs per Ounce to Financial Statements (in thousands, except per ounce amounts):
 -----------------------------------------

                                                        Three months ended           Nine months ended
                                                           September 30,                 September 30,
                                                       ------------------------  --------------------------
                                                          1996          1995          1996           1995
                                                       ----------    ----------  ------------    ----------
Production costs per financial statements              $  55,556     $  47,077   $   183,060     $ 160,292
By-product credits included in sales                      (1,813)       (2,421)      (12,300)      (15,186)
Operating costs during strike                                 -         (4,084)           -         (5,009)
Reclamation and mine closure costs                        (1,885)         (608)       (4,385)       (1,805)
Other                                                         89           (26)          (16)          (94)
                                                       ---------     ----------    ----------     ---------

Production costs for per ounce calculation purposes    $  51,947     $  39,938    $  166,359      $138,198
                                                       =========     =========    ==========      ========

Gold ounces sold                                             230           188           771           729
                                                       =========     =========     =========      ========

Total cash costs per gold ounce sold                   $     226     $     212     $     216      $    190
                                                       ==========    =========     =========      ========


Production Costs - Production costs increased on a total and per ounce of gold sold basis for the three and nine month periods ended September 30, 1996, compared with the corresponding periods of 1995. Total production costs increased primarily because of the processing of an increased number of tons of ore and because of increased materials costs. Per ounce production costs increased at all of the Company's mines for the nine months ended September 30, 1996. The most significant increases in unit costs were at the Golden Giant and Kori Kollo mines and resulted from lower mill head grades. Increases in materials costs also contributed to the increase in unit costs at the Kori Kollo mine. A change in the mine sequence, which resulted from the shut down of the Golden Giant mine for shaft repairs in the fall of 1995, caused the lower head grades at that mine.

         The Company has been conducting additional drilling and other studies, on factors such as ore control procedures, in an attempt to determine the reasons for the lower mill head grades and any potential impact this may have on, among other things, operating costs and estimated reserves at the Kori Kollo mine.

Depreciation, depletion and amortization - Depreciation, depletion and amortization (DD&A) increased in total and on the basis of cost per gold ounce sold for the nine months ended September 30, 1996, compared with the corresponding period of 1995. DD&A increased in total primarily as a result of increased gold production and sales. DD&A increased on a per ounce sold basis for the nine months ended September 30, 1996, primarily because of increased DD&A per ounce sold at the Kori Kollo mine. The milling of more tons of ore than last year to produce fewer ounces of gold caused the increase in DD&A per ounce at the Kori Kollo mine. DD&A per ounce of gold sold decreased for the three months ended September 30, 1996, compared with the three months ended September 30, 1995, primarily because of decreased DD&A at the Pajingo mine complex. These unit costs decreased at the Pajingo complex because the assets were fully depreciated, depleted and amortized upon completion of the processing of ore from the Cindy deposit at the end of the second quarter. Third quarter gold and silver production came from low-grade ore stockpiles remaining from the Scott Lode deposit which had previously been fully depleted. The write-down of the Reona mine assets and the San Cristobal mine assets will result in the reduction of DD&A over the remaining useful lives of those assets.

Exploration, evaluation and other lease costs - Exploration, evaluation and other lease costs increased for the nine months ended September 30, 1996, because of the Company's increased exploration activities in Australia and South America.

Merger expenses - In connection with the combination of BMG and Hemlo Gold, $19.2 million of merger costs and expenses ($17.8 million after-tax, or $.08 per share) were incurred and charged to expense during the third quarter of 1996. The merger expenses consisted primarily of legal, accounting and investment banking fees and merger related payments made to BMG employees.

Asset write-downs - The Company has determined that long-lived assets at two of its operating mines (Reona and San Cristobal) were impaired and, in accordance with the provisions of SFAS No. 121 and the Company's impairment accounting policy, the carrying value of the Reona mine as of September 30, 1996 was written down by $17.5 million before and after tax and the carrying value of the San Cristobal mine as of September 30, 1996 owned by Niugini Mining was written down by $17.6 million ($8.9 million net of minority interests) before and after tax. The Company also wrote down, as of the same date, certain receivables and obsolete material in the amount of approximately $3 million. The write-down of Reona was necessitated by lower performance expectations resulting from an analysis of actual heap leach performance in the last six months of operations, updated projections of heap leach performance as contrasted with previously anticipated performance and higher estimates of reclamation and closure costs. The write-down of San Cristobal was necessitated by recent detailed mine studies and a review of related projects.

Other income, net - The Company had other income, net in the amount of $2.3 million and $2.9 million for the three and nine months ended September 30, 1996, respectively, compared with other income, net of $.3 million and $6.1 million for the three and nine months ended September 30, 1995. Other income, net for the three months ended September 30, 1996, included gains on the sale of certain exploration assets of the Company. Other income, net decreased for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995, primarily because of the $4.2 million gain on the sale of the Plutonic Bore exploration project in Australia during the second quarter of 1995. The gains on the sale of exploration projects during the nine months ended September 30, 1996, were less than those in the same period of 1995. The 1996 gains were also partially offset by other expense resulting primarily from foreign exchange losses incurred in the first half of 1996 in the amount of approximately $2.1 million. Most of these foreign exchange losses resulted from losses recorded on U.S. dollar cash deposits maintained by Niugini Mining (Australia) Pty. Ltd. ("NMA"), an Australian dollar functional currency subsidiary of Niugini Mining. The losses occurred because of the strengthening of the Australian dollar compared with the US dollar during the first quarter of 1996.

Income and mining taxes - Due to the recording of a valuation allowance for deferred tax assets in accordance with the provisions of SFAS No. 109, the Company recorded income tax expense of $2.2 million and $12.5 million for the three and nine months ended September 30, 1996, respectively, even though the Company incurred net losses of $43 million and $15 million for the three and nine months ended September 30, 1996, respectively. The valuation allowance is related to both current period net operating losses and foreign tax credits. The increased valuation allowance is a direct result of BMG's decision to repatriate retained and future earnings from the Company's newly acquired Canadian subsidiary. These earnings are taxed at rates that are in excess of the U.S. federal income tax rate and will result in excess foreign tax credits in the future. The Company does not foresee the realization of all tax benefits related to these excess credits. The effective income tax rate for 1995 was affected by the recognition of deferred tax assets related to foreign tax credits.

Minority interest in net (income) loss - Net loss (income) attributable to minority interests increased for the three and nine months ended September 30, 1996, compared with the same periods of 1995, primarily because of the aforementioned write-down of the long-lived assets at Niugini Mining`s San Cristobal mine.

 "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining operations, projected quantities of future metal production, projected capital costs, projected production rates, costs and expenditures and projected demand or supply for the products the Company produces. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  11       Computation of Earnings per Share.


                  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

                  27 Financial Data Schedule for the six month period ended September 30, 1996.

---------------------

                  *        Incorporated by reference as indicated.

                  (b)      Reports on Form 8-K

                           Form 8-K dated July 19, 1996.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BATTLE MOUNTAIN GOLD COMPANY



Date: November 14, 1996              /s/ R. Dennis O'Connell
                                     -------------------------------------
                                     R. Dennis O'Connell, Executive Vice
                                     President, Finance and Corporate
                                     Development (Principal Financial and
                                     Chief Accounting Officer)

                                INDEX OF EXHIBITS

                  Exhibit  Description

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

                  11       Computation of Earnings per Share.


                  12       Computation of Ratio of Earnings to Fixed Charges
                                    and Earnings to Combined Fixed Charges
                                    and Preferred Dividends.

                  27       Financial Data Schedule for the six month
                                    period ended September 30, 1996.

---------------------

   *        Incorporated by reference as indicated.