Form 10-K405
period 1996-12-31
BATTLE MOUNTAIN GOLD CO
filed 1997-03-28
CIK 771498

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996  COMMISSION FILE NO. 1-9666

                                       OR

            [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]     NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $835 million as of March 14, 1997, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and the Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $1,193 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

     The number of shares outstanding of the registrant's common stock as of March 14, 1997 is 115,109,272, not including 114,566,404 shares of Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., that entitle holders to the same rights as the registrant's common stock and are exchangeable at any time into such common stock on a one-for-one basis.

                      DOCUMENTS INCORPORATED BY REFERENCE

     LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT RELATING TO THE 1997 ANNUAL MEETING OF STOCKHOLDERS OF BATTLE MOUNTAIN GOLD COMPANY TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11 AND 12 OF PART III OF THIS ANNUAL REPORT).

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                                                             <C
PART I
       Items 1. and 2. Business and Properties  . . . . . . . . . . . . . . .  1

       Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . 34

       Item 4.  Submission of Matters to a Vote of Security Holders   . . . . 35

                Executive Officers of the Registrant  . . . . . . . . . . . . 35

PART II
       Item 5.  Market For Registrant's Common Equity and
                Related Stockholder Matters   . . . . . . . . . . . . . . . . 37

       Item 6.  Selected Financial Data   . . . . . . . . . . . . . . . . . . 39

       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations   . . . . . . . . . . . . 40

       Item 8.  Financial Statements and Supplementary Data   . . . . . . . . 53

       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure   . . . . . . . . . . . . 87

PART IV
       Item 14. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . 88

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                     BUSINESS AND PROPERTIES OF THE COMPANY

INTRODUCTION

       Battle Mountain Gold Company ("BMG") and its subsidiaries (collectively the "Company") are engaged in the mining and processing of gold, silver and copper ore in the United States, Canada, Bolivia, Chile and Australia and in the exploration, evaluation and development of precious metals properties in North America, South America, Austral Pacific, and Africa. BMG was incorporated in Nevada in 1985, is headquartered in Houston, Texas and its common stock is traded principally on the New York Stock Exchange.

       On July 19, 1996, BMG consummated a combination with Hemlo Gold Mines Inc. ("Hemlo Gold"). The combination was treated as a pooling of interests for accounting and financial reporting purposes. Under the terms of the combination agreement, each Hemlo Gold share was exchanged for 1.48 shares of a newly issued class of exchangeable shares of Battle Mountain Canada Ltd. ("BMC"), the new name for the former Hemlo Gold, and BMG acquired all of the common shares of BMC. The BMC exchangeable shares entitle holders to dividends and other rights economically equivalent to BMG Common Stock, including the right through a voting trust to vote at BMG stockholder meetings, and are exchangeable at the option of holders into BMG Common Stock on a one-for-one basis. See "Description of Exchangeable Shares of Battle Mountain Canada Ltd." under Item 5 herein.

       As of December 31, 1996, the Company has seven operating mines in five countries and on three continents: the Battle Mountain Complex near Battle Mountain, Nevada; the Golden Giant mine, Holloway mine (in which BMG has a 84.7% attributable interest) and Silidor mine (55% attributable interest) in Canada; the Kori Kollo mine (88% attributable interest) in Bolivia; the San Cristobal mine (50.5% attributable interest) in Chile and the Red Dome mine (50.5% attributable interest) in Australia. The Company also has a 50% attributable interest in the Pajingo Complex in Queensland, Australia and an 8.7% attributable net interest in the Lihir project in Papua New Guinea. Additionally, the Company has the right to earn a 54% attributable interest in the Crown Jewel project in Washington state and has plans to develop the Phoenix project at the Battle Mountain Complex. The Company is also carrying out an international exploration and acquisition program for additional reserve expansion.

       The Company ceased mining operations at its San Luis mine and at the Cindy deposit at the Pajingo Complex in 1996 and expects to phase out its Silidor and Red Dome mines during 1997 as a result of the depletion of their reserves. The Company expects commercial production to begin at the Vera/Nancy ore body at the Pajingo Complex by mid-year 1997 and at the Lihir project during the fourth quarter of 1997.

       BMG owns 88% of Empresa Minera Inti Raymi S.A. ("Inti Raymi"), a Bolivian company that owns and operates the Kori Kollo mine. The remaining 12% is owned by Zeland Mines S.A. BMG also owns approximately 50.5% of Niugini Mining Limited ("Niugini Mining" or "NML"), a Papua New Guinea company publicly traded on the Australian Stock Exchange. NML in turn owns and operates the San Cristobal and Red Dome mines and owns a 17.15% interest in Lihir Gold Limited ("LGL"), a Papua New Guinea company publicly traded on the Australian Stock Exchange that is developing the Lihir project. BMC also owns 60% of the outstanding stock of Crown Butte Resources Ltd. ("CBR"), a Canadian public company listed on The Toronto Stock Exchange whose wholly-owned subsidiary Crown Butte Mines, Inc., a Montana corporation, owns the New World project in Montana.

       The Company's attributable gold production was 916,000 ounces in 1996. In 1995 (prior to the combination with Hemlo Gold), production attributable to BMG was 579,000 ounces of gold and Hemlo Gold's gold production was 264,000 ounces, resulting in combined attributable gold production of 843,000 ounces.

       See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for information on BMG's revenues, operating income and identifiable assets by geographic segment.

       The following table provides aggregate operating data for all of the Company's operating mines for 1996 and 1995:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                               1996                     1995
                                                                          ---------------        --------------
              AGGREGATE OPERATING DATA                                    BMG NET(1)   100%      BMG NET(1) 100%
              ------------------------                                    -------      ---       -------    ---
Gold production (000s oz) . . . . . . . . . . . . . . . . . . . . . .       916        1,034       843       978
Gold sales (000s oz)  . . . . . . . . . . . . . . . . . . . . . . . .       914        1,034       843       978
Average realized gold price per oz  . . . . . . . . . . . . . . . . .      $391         $391      $384      $384
Silver production (000s oz) . . . . . . . . . . . . . . . . . . . . .     1,451        1,924     1,866     2,427
Silver sales (000s oz)  . . . . . . . . . . . . . . . . . . . . . . .     1,495        1,998     1,857     2,403
Average realized silver price per oz  . . . . . . . . . . . . . . . .     $5.13        $5.08     $5.23     $5.26
Copper production (000s lbs)  . . . . . . . . . . . . . . . . . . . .     4,618        9,149     5,514    10,840
Copper sales (000s lbs) . . . . . . . . . . . . . . . . . . . . . . .     4,895        9,698     5,411    10,637
Average realized copper price per lb  . . . . . . . . . . . . . . . .     $1.01        $1.01     $1.19     $1.19
Weighted average cost per  gold ounce sold (2):
   Cash production costs  . . . . . . . . . . . . . . . . . . . . . .      $212         $219      $194      $195
   Depreciation, depletion and amortization . . . . . . . . . . . . .        89           na        84        na
   Reclamation and mine closure costs . . . . . . . . . . . . . . . .        11           10         3         3
                                                                          -----        -----    ------    ------
          Total operating costs . . . . . . . . . . . . . . . . . . .      $312           na      $281        na
                                                                          =====        =====    ======    ======

----------------------------------------------------------------------
(1) Reflects BMG's percentage ownership in mines or other companies, including its average ownership of 50.5% of NML in 1996 and 50.9% in 1995.

(2) The Company began reporting its operating costs on the basis adopted by The Gold Institute in 1996. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. Also, under this new North American standard, the Company presents costs on the basis of cost per ounce of gold sold as opposed to cost per equivalent ounce of gold produced.

GOLD PRICE VOLATILITY

       The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate and may be affected by numerous factors such as expectations for inflation together with the availability of inflation-indexed financial instruments, levels of interest rates, currency exchange rates, central bank sales, forward selling by producers, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions such as South Africa, the United States and the Commonwealth of Independent States (formerly the Soviet Union). The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the management of the Company to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If gold prices decline substantially, the Company would have to re-evaluate the carrying values of its properties and could determine that a write-down of values would be needed. If gold prices decline to a point below the Company's cash production costs and remain below this level for any substantial period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

       The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market:

                                            YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                      1996     1995     1994     1993    1992
                                      ----     ----     ----     ----    ----
High  . . . . . . . . . . . . .       $415     $397     $396     $406    $359
Low . . . . . . . . . . . . . .        367      374      369      326     330
Average . . . . . . . . . . . .        388      384      384      360     344

       To mitigate the impact of downturns in the gold, silver and copper markets, the Company currently engages in limited hedging transactions with respect to a portion of its production and reserves of gold, silver and copper. See "-- Sales and Precious Metals Hedging Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 15 "Forward Sales and Hedging" in Notes to Consolidated Financial Statements under Item 8 of Part II herein.

                       OPERATIONS, COSTS AND RESERVE DATA
                                    FOR GOLD

---------------------------------------------------------------------------------------------------------------------------------
                 MINE OR PROJECT                                  OPERATIONS AND COST DATA                      RESERVE DATA
---------------------------------------------------------------------------------------------------------------------------------
                                                      GOLD      PERCENT OF                                   PROVEN
                              ATTRIBUTABLE           OUNCES       TOTAL          CASH          TOTAL        PROBABLE     AVERAGE
                               % OF MINE            RECOVERED      BMG        PRODUCTION     OPERATING      RESERVES      GRADE
                               PRODUCTION    YEAR    (000S)     PRODUCTION   COSTS ($/OZ)   COSTS ($/OZ)   (000S TONS)   (OZ/TON)
---------------------------------------------------------------------------------------------------------------------------------
Golden Giant                      100%       1996      371          41%          $137           $202          10,091       0.291
                        ---------------------------------------------------------------------------------------------------------
                                             1995      234          28            128            187          10,968       0.322
---------------------------------------------------------------------------------------------------------------------------------
Kori Kollo                         88%       1996      270          29            225            339          43,901       0.054
                        ---------------------------------------------------------------------------------------------------------
                                             1995      298          35            178            273          49,442       0.061
---------------------------------------------------------------------------------------------------------------------------------
Battle Mountain Complex(1)        100%       1996       73           8            307            400          52,906       0.038
                        ---------------------------------------------------------------------------------------------------------
                                             1995       75           9            328            395          60,290       0.036
---------------------------------------------------------------------------------------------------------------------------------
Holloway                         84.7%       1996       11           1            393            569           5,273       0.195
                        ---------------------------------------------------------------------------------------------------------
                                             1995       --          --             --             --           5,380       0.197
---------------------------------------------------------------------------------------------------------------------------------
San Cristobal                    50.5%       1996       39           4            362            448           3,504       0.034
                        ---------------------------------------------------------------------------------------------------------
                                 50.9%       1995       41           5            307            403           5,676       0.029
---------------------------------------------------------------------------------------------------------------------------------
Red Dome                         50.5%       1996       43           5            240            395             506       0.049
                        ---------------------------------------------------------------------------------------------------------
                                 50.9%       1995       57           7            144            301           1,017       0.056
---------------------------------------------------------------------------------------------------------------------------------
Silidor                            55%       1996       26           3            333            412              73       0.151
                        ---------------------------------------------------------------------------------------------------------
                                             1995       31           4            327            416             374       0.136
---------------------------------------------------------------------------------------------------------------------------------
San Luis                          100%       1996       54           6            316            560              na          na
                        ---------------------------------------------------------------------------------------------------------
                                             1995       72           8            261            363           2,155       0.043
---------------------------------------------------------------------------------------------------------------------------------
Pajingo Complex                   100%       1996       28           3            226            309              na          na
                        ---------------------------------------------------------------------------------------------------------
                                             1995       36           4            182            279              77       0.217
---------------------------------------------------------------------------------------------------------------------------------
Lihir Project                     8.7%       1996       --          --             --             --           9,925       0.128
---------------------------------------------------------------------------------------------------------------------------------
Crown Jewel Project(2)             54%       1996       --          --             --             --           4,595       0.182
---------------------------------------------------------------------------------------------------------------------------------
Totals                                       1996      916         100%          $212           $312
                        ---------------------------------------------------------------------------------------------------------
                                             1995      843         100%          $194           $281
---------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------
                 MINE OR PROJECT            RESERVE DATA
-------------------------------------------------------------
                                                   PERCENT OF
                            CONTAINED                TOTAL
                             OUNCES     RECOVERY      BMG
                             (000S)      FACTOR     RESERVES
------------------------------------------------------------
Golden Giant                    2,935         96%        28%
                        ------------------------------------
                                3,535         96         29
------------------------------------------------------------
Kori Kollo                      2,350         70         22
                        ------------------------------------
                                3,065         70         25
------------------------------------------------------------
Battle Mountain Complex(1)      2,030         81         19
                        ------------------------------------
                                2,185         81         18
------------------------------------------------------------
Holloway                        1,030         95         10
                        ------------------------------------
                                1,060         95          9
------------------------------------------------------------
San Cristobal                     120         72          1
                        ------------------------------------
                                  165         72          1
------------------------------------------------------------

Red Dome                           25         89          *
                        ------------------------------------
                                   60         92          *
------------------------------------------------------------
Silidor                            10         94          *
                        ------------------------------------
                                   50         94          *
------------------------------------------------------------
San Luis                           na         na         na
                        ------------------------------------
                                   95         90          *
------------------------------------------------------------
Pajingo Complex                    na         na         na
                        ------------------------------------
                                   15         96          *
------------------------------------------------------------
Lihir Project                   1,265         92         12
------------------------------------------------------------
Crown Jewel Project(2)            835         88          8
------------------------------------------------------------
Totals                         10,600         87%       100%
                        ------------------------------------
                               12,330         87%       100%
------------------------------------------------------------

 *  Less than 1%.
(1) Includes the Phoenix project and assumes permitting and approvals of that project.
(2) Assumes permitting and approvals.

                          OPERATIONS AND RESERVE DATA
                             FOR SILVER AND COPPER

------------------------------------------------------------------------------------------------------------------------------
                   MINE OR PROJECT                                        OPERATIONS DATA                       RESERVE DATA
------------------------------------------------------------------------------------------------------------------------------
                                                               SILVER OUNCES           COPPER POUNDS          SILVER CONTAINED
                                                              RECOVERED (000S)        RECOVERED (000S)         OUNCES (000S)
------------------------------------------------------------------------------------------------------------------------------
Golden Giant                      100%            1996                18                      na                       na
                     ---------------------------------------------------------------------------------------------------------
                                                  1995                13                      na                       na
------------------------------------------------------------------------------------------------------------------------------
Kori Kollo                         88%            1996               801                      na                   13,727
                     ---------------------------------------------------------------------------------------------------------
                                                  1995             1,153                      na                   17,624
------------------------------------------------------------------------------------------------------------------------------
Battle Mountain Complex           100%            1996               201                      na                   11,058
                     ---------------------------------------------------------------------------------------------------------
                                                  1995               207                      na                   12,220
------------------------------------------------------------------------------------------------------------------------------
San Cristobal                    50.5%            1996                93                      na                       na
                     ---------------------------------------------------------------------------------------------------------
                                 50.9%            1995                97                      na                      830
------------------------------------------------------------------------------------------------------------------------------
Red Dome                         50.5%            1996               278                   4,618                       na
                     ---------------------------------------------------------------------------------------------------------
                                 50.9%            1995               320                   5,514                       na
------------------------------------------------------------------------------------------------------------------------------
San Luis                          100%            1996                32                      na                       na
                     ---------------------------------------------------------------------------------------------------------
                                                  1995                32                      na                       na
------------------------------------------------------------------------------------------------------------------------------
Pajingo Complex                   100%            1996                28                      na                       na
                     ---------------------------------------------------------------------------------------------------------
                                                  1995                44                      na                       na
------------------------------------------------------------------------------------------------------------------------------
Crown Jewel Project                54%            1996                --                      --                      464
------------------------------------------------------------------------------------------------------------------------------
Totals                                            1996             1,451                   4,618                   25,250
                     ---------------------------------------------------------------------------------------------------------
                                                  1995             1,866                   5,514                   31,138
------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------
             MINE OR PROJECT    RESERVE DATA
----------------------------------------------
                              COPPER CONTAINED
                               POUNDS (000S)
----------------------------------------------
Golden Giant                       na
----------------------------------------------
                                   na
----------------------------------------------
Kori Kollo                         na
----------------------------------------------
                                   na
----------------------------------------------
Battle Mountain Complex            na
----------------------------------------------
                                   na
----------------------------------------------
San Cristobal                      na
----------------------------------------------
                                   na
----------------------------------------------
Red Dome                        6,896,000
----------------------------------------------
                                8,432,000
----------------------------------------------
San Luis                           na
----------------------------------------------
                                   na
----------------------------------------------
Pajingo Complex                    na
----------------------------------------------
                                   na
----------------------------------------------
Crown Jewel Project                na
----------------------------------------------
Totals                          6,896,000
----------------------------------------------
                                8,432,000
----------------------------------------------

     Estimating reserves is inherently difficult, and future operations and costs can be affected by numerous factors. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

                             [MAP OF NORTH AMERICA]


The graphics on pages 5 and 6 consist of maps depicting the Company's mines and offices in North America, the Austral Pacific, South America, and Africa. The North America map references the following Company offices: BMG's corporate headquarters in Houston, Texas; BMC's corporate headquarters in Toronto, Ontario; and Exploration Offices in Tucson, Arizona; Reno, Nevada; Timmins, Ontario; Manitouwadge, Ontario; and Hermosillo, Mexico. The North America map also includes the following operating locations: the San Luis Mine in southern Colorado, the Battle Mountain Complex in northern Nevada, the Crown Jewel project in northeast Washington, the Silidor Mine in Quebec, and the Golden Giant and Holloway Mines in Ontario. The Austral Pacific map references Niugini Mining's office in Sydney, Australia; Exploration Offices in Perth, Australia and Jakarta, Indonesia; the Red Dome and Pajingo Mines in northeastern Australia; and the Lihir Project northeast of mainland Papua New Guinea. The South America map references Inti Raymi's headquarters in La Paz, Bolivia;
the Kori Kollo Mine in central Bolivia; the San Cristobal Mine in northern Chile; and Exploration Offices in Lima, Peru and San Juan, Argentina. The Africa map references an Exploration Office in Accra, Ghana.

                            [MAP OF AUSTRAL PACIFIC]


      [MAP OF SOUTH AMERICA]                               [MAP OF AFRICA]

OFFICES

       BMG's corporate headquarters are located in Houston, Texas. BMC's corporate headquarters are located in Toronto, Ontario. BMG's worldwide exploration program is headquartered in Houston, Texas. Other exploration offices are located in Reno, Nevada; Manitouwadge, Ontario; Timmins, Ontario; Hermosillo, Mexico; San Juan, Argentina; Lima, Peru; Townsville, Queensland; Perth, Western Australia; Jakarta, Indonesia; and Accra, Ghana.

       Inti Raymi's corporate headquarters are located in La Paz, Bolivia.

       Niugini Mining's administrative offices are located in Sydney, Australia and Kainantu, Papua New Guinea, with subsidiary branch offices in Santiago and Antofagasta, Chile and Cairns, Australia.

       CBR maintains corporate headquarters in Toronto, Ontario and operating offices at its wholly-owned subsidiary Crown Butte Mines, Inc. in Missoula, Montana.

OPERATING MINES

GOLDEN GIANT

       The Golden Giant mine is owned by BMC and is located in the Hemlo gold district approximately 35 miles east of the city of Marathon in Ontario, Canada. The main access to the Golden Giant mine is by a 1.2 mile road from the Trans-Canada Highway. The shaft and some of the surface facilities of the Golden Giant mine are located on approximately one-quarter of a mining claim and other related surface rights acquired from Teck Corporation and Homestake Canada Inc., the owners of the adjacent David Bell mine. The Golden Giant ore deposits were discovered in 1982. Construction of the mine began in 1983, and the first gold bullion was poured on April 6, 1985. In the fourth quarter of 1988, mine production first reached the design rate of 3,300 tons of ore per day. In 1995, Golden Giant produced approximately 234,000 ounces of gold. The production in 1995 was not indicative of past or future performance as the mine did not operate for a total of 20 weeks due to a strike and a shut down for shaft rehabilitation purposes. The Golden Giant mine produced approximately 371,000 ounces of gold in 1996.

       A pastefill plant was constructed during 1996, allowing Golden Giant to recycle mill tailings for backfilling the mined-out areas underground. The pastefill plant replaces an alternate method whereby rock from a surface quarry was crushed and used for backfilling. The benefits of the pastefill method include lower operating costs and decreased amounts of waste material sent to the tailings facility for disposal, which in turn decreases the environmental impact and defers future capital expenditures related to the tailings facility.

       Around the Golden Giant mine, BMC holds a land position consisting of an area of 6,155 acres under eight standard Crown mining leases and four freehold patents. The mine property consists of approximately 64 acres. The mine and most facilities are located on the freehold patents. The leases are for 21-year terms ending in the years 2004 and 2005, and are renewable for additional 21-year terms at the discretion of the Crown. See "--Property Interests--Canada."

       Exploration continues at the Golden Giant mine and in the surrounding area. Surface exploration has been undertaken on the Sceptre property which adjoins the neighboring Williams mine on the west end of the Hemlo camp.

       The total cost of the property and its associated plant and equipment is $239 million with a net book value of $138 million at December 31, 1996.

       Geology. The Golden Giant orebody consists of a main zone and a lower zone. The main ore zone has an indicated strike length of 500 meters at an azimuth of 115degrees, a dip to the northeast of 60degrees to 70degrees and an average thickness of about 20 meters. The gold mineralization occurs along the contact between metasedimentary and felsic metavolcanic rocks. The ore zone is pyrite-rich and occasionally barite-rich. The main zone is tabular in nature and is characterized by its regularity and consistent gold values. The main zone is cut by several diabase dykes. The gold occurs primarily as finely-disseminated native gold with minor quantities of silver in pyritiferous schists. The lower zone lies 30 to 80 meters stratigraphically below the main zone. It is similar to the main zone, is narrower and less continuous, and for the most part is below the lowest current mining level.

       Mining, Processing and Environmental Compliance. The Golden Giant reserves are mined using underground mining methods. After being fed to an underground primary jaw crusher, ore is hoisted to the surface and conveyed to another crushing facility, a ball mill grinding circuit and finally a cyanide carbon-in-leach circuit. The mine is subject to Canadian and provincial environmental laws. See "--Environmental Matters--Canada."

KORI KOLLO

       The Kori Kollo mine, Inti Raymi's principal asset, is located on the altiplano, or high plain, near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately 43.7 square miles. See "-- Property Interests -- Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway.

       Commercial production from the milling facility at the Kori Kollo mine commenced in February 1993, at which time heap leaching of oxide ore was discontinued. The cost of constructing the milling facility was partially project financed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

       After nearly three years of better than expected production and cost performance, Kori Kollo experienced lower grades and higher mining costs in 1996. A review of the reserves at Kori Kollo has resulted in a downward adjustment of 320,000 attributable ounces, or approximately 10% of the year-end 1995 Kori Kollo ore reserve. The reduction is a result of refinements to the block model of the ore body incorporating data collected from the past four years of mining and results from 18 new diamond drill holes completed during 1996. The recovery enhancement system constructed at Kori Kollo in 1995 ceased operating in 1996 pending further analysis because it was not providing the additional recoveries that had been anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

       The total cost of the property and its associated plant and equipment is $316 million with a net book value of $190 million at December 31, 1996.

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

       Mining, Processing and Environmental Compliance. Inti Raymi utilizes conventional open pit mining methods at Kori Kollo. Ore from the Kori Kollo mine is processed at the mill in a cyanide carbon-in-leach circuit. The mill processes an average of approximately 19,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws and regulations. See "-- Environmental Matters -- Bolivia."

BATTLE MOUNTAIN COMPLEX

       The Battle Mountain Complex is owned by BMG and is located near the town of Battle Mountain in north central Nevada. The complex covers approximately 50 square miles and includes the Copper Basin Leach project, Reona Leach project and the proposed Phoenix project (discussed below under "Development Projects"). Access to the complex is by way of a two-mile paved road that connects to a state highway. Leaching of ore at the Copper Basin heap leach facility commenced in 1991 and is expected to contribute minor production through 1999. Mining operations at the Reona mine are expected to cease by November 1997, but production from residual leaching could continue beyond 2000.

       In the third quarter of 1996, BMG recorded a $17.5 million reduction in the carrying value of the Reona mine assets to reflect lower performance expectations resulting from an analysis of actual heap leach performance in the prior six months of operations, updated projections of heap leach performance as contrasted with previously anticipated performance, and higher estimates of reclamation costs.

       BMG holds title to the Battle Mountain property in the form of fee land, unpatented lode, placer and millsite claims and leased claim acreage. See
"-- Property Interests -- United States."

       The total cost of the property and its associated plant and equipment is $81 million with a net book value of $33 million at December 31, 1996.

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

       Mining, Processing and Environmental Compliance. BMG conducts its operations at the Battle Mountain Complex utilizing conventional open pit mining methods. Leach grade ore is processed at Reona and Copper Basin by heap leaching. The precious metals refinery and desorption plant at Copper Canyon processes solution from the Reona and Copper Basin heap leach facilities. The Battle Mountain Complex is subject to federal and state environmental laws and regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "--Environmental Matters -- United States -- Battle Mountain Complex."

HOLLOWAY

       The Holloway mine in which BMC has an 84.7% interest through a joint venture (the "Holloway Joint Venture") is located approximately 35 miles east of Matheson in Ontario, Canada. The Holloway Joint Venture was formed in 1992 and covers a three-dimensional block including the Holloway mine. BMC is the operator. The three separate claims within the mine are subject to net profits royalty interests. The remaining 15.3% interest in the Holloway Joint Venture is held by Teddy Bear Valley Mines Limited. As of December 31, 1996, BMC also had a 9.3% equity interest in Teddy Bear Valley Mines, giving it an 86.1% direct and indirect interest in the mine. Construction of the Holloway mine began in 1994 and start-up commenced in the fourth quarter of 1996.

       The Holloway mine experienced a slower than anticipated start-up in late 1996, producing approximately 11,000 attributable ounces of gold for 1996.

       The Company's joint venture share of the property and its associated plant and equipment is $91 million with a net book value of $90 million at December 31, 1996 in late 1996.

       Geology. The various claim blocks contain a gold deposit called the Lightning Zone. The Lightning Zone gold deposit occurs at the contact between altered mafic volcanic rocks and underlying ultramafic rocks. The deposit occurs adjacent to the Destor-Porcupine Fault Zone which runs east-west from Timmins, Ontario to Destor, Quebec, through Harker and Holloway

Townships. The Destor-Porcupine Fault Zone is a regional structural feature which is closely associated with many gold deposits in the area. The deposit strikes east and west for 2,600 feet and dips an average 50 degrees to 70 degrees to the south. The deposit starts at 660 feet below the surface and extends to 2,600 feet below surface. The deposit is open at depth. The average thickness of the deposit is 26 feet. The Lightning Zone exhibits variability in width, grade, dip and continuity, notably in the central part of the zone. Most commonly, gold values occur within massive grey silicified and albitised zones containing 5-10% disseminated fine pyrite.

       Mining, Processing and Environmental Compliance. BMC conducts its operations at Holloway using underground mining methods, and the ore is custom milled at two nearby operations. The mine is subject to Canadian and provincial environmental laws. See "--Environmental Matters--Canada."

SAN CRISTOBAL

       Through Niugini Mining, the Company owns 50.5% of the San Cristobal gold mine located on 52.5 square miles of government-issued mining concessions in northern Chile, 68 miles from the port city of Antofagasta. See "-- Property Interests -- Chile." The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A.
The mine is readily accessible by existing roads. Commercial production of the mine began in July 1991.

       In the third quarter of 1996, BMG recorded an $18 million reduction (approximately $9 million attributable to BMG) in the carrying value of the San Cristobal mine assets to reflect recent detailed mine studies and a review of related projects. Niugini Mining continues to evaluate mineralization near the mine which could extend the life of the facility. An option to purchase the Three Sisters prospect, near San Cristobal, was exercised in January 1996.
If no additional reserves are found, mining at San Cristobal is expected to cease in 1998 or 1999.

       The total cost of the property and its associated plant and equipment is $53 million with a net book value of $8 million at December 31, 1996.

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

       Mining, Processing and Environmental Compliance. Niugini Mining conducts its operations at San Cristobal utilizing conventional open pit mining methods. Ore is processed by heap leaching. San Cristobal operations are subject to Chilean environmental laws and regulations. See "-- Environmental Matters -- Chile."

SILIDOR

       BMC owns a 55% interest in and operates the underground Silidor mine located near Rouyn-Noranda, Quebec. The mine is a joint venture between BMC and Cambior Inc. that commenced production in April 1990. The property is held under a mining license covering 220 acres. The license has a 20-year term, expiring in 2010. In 1995, the Silidor mine produced approximately 31,000 attributable ounces of gold and in 1996 it produced approximately 26,000 attributable ounces.

       The Silidor reserves are expected to be depleted with mining operations ceasing in mid-year 1997. Reclamation, consisting of dismantling the surface infrastructure, sealing underground accesses and recontouring and revegetating the site will be completed during 1998.

       The Company's joint venture interest share of the property and its associated assets is $6 million with a net book value of $.5 million at December 31, 1996.

       Geology. The Silidor deposit is hosted by Archean intrusive rocks, primarily tonalite. The gold mineralization occurs in a quartz vein which strikes northwest and dips northeast at 55degrees to 70degrees. The quartz vein varies in width up to 26 feet and averages about 11.5 feet.

       Mining, Processing and Environmental Compliance. Operations at the Silidor mine are carried out using underground mining methods, and the ore is custom milled at two nearby operations. The operations at Silidor are subject to Canadian and provincial environmental laws. See "-- Environmental
Matters -- Canada."

RED DOME

       The Red Dome mine owned by Niugini Mining is located on a 5.6 square mile state-issued block of four mining leases located 84 miles west of Cairns in Queensland, Australia. It is accessible by a 44-mile dirt and gravel road from a state highway. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "--Property Interests -- Australia" and "--Taxes --Australia."

       Expansion of the existing Red Dome pit was completed in 1994. Ore reserves from the Red Dome mine are expected to be depleted and mining operations to cease in the third quarter of 1997. Reclamation activities are expected to continue through 1999.

       The total cost of the property and its associated plant and equipment is $50 million and is fully amortized at December 31, 1996.

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

       Mining, Processing and Environmental Compliance. Niugini Mining's operations at Red Dome are conducted utilizing conventional open pit mining methods. The open pit mine has been in operation since 1986, first utilizing heap leach processing and later adding a milling facility. Ore is processed by heap leach, flotation and carbon-in-leach methods. Red Dome operations are subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "--Environmental Matters -- Australia."

SAN LUIS

       The San Luis mine is located approximately three miles northeast of San Luis in southern Colorado and is accessed by way of a five mile dirt road that connects to a state highway. The mine lies within land leased from a private party, and BMG owns fee lands in the proximity of the mine. The mine began commercial production in 1991. High levels of copper impeded gold recovery and caused the cessation of mining in October 1996, with production ending in November 1996. The San Luis mine is no longer operational and all chemicals and chemical waste products have been removed from the site. Reclamation is ongoing with the majority of the reclamation work expected to be completed in 1997. Regulatory obligations for monitoring of site groundwaters will continue until 2006.

       The total cost of the property and its associated plant and equipment is $60 million with a net book value of $3 million at December 31, 1996.

       Mining, Processing and Environmental Compliance. BMG conducted its mining operations at San Luis utilizing conventional open pit mining methods. Ore was processed at a mill in a carbon-in-pulp cyanide leach circuit. Operations at San Luis are subject to federal and state environmental laws and regulations. See "--Environmental Matters--United States--San Luis."

PAJINGO COMPLEX

       The Pajingo Complex is located on a 10.5 square mile state-issued mining lease, 44 miles southeast of Charters Towers and 120 miles southwest of Townsville in Queensland, Australia. Access to the Pajingo Complex is by way of a 13-mile gravel road, which connects to a state highway. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia." In 1996, production from the Cindy deposit at the Complex was subject to a 3% royalty payable to a private party.

       The Pajingo mine commenced production in 1987 and ceased in 1993, with the processing of stockpiled ore continuing into 1995. Open pit mining of the Cindy deposit began in 1993 and ceased in 1994. Underground mining of the Cindy deposit began in 1995 and processing ceased in October 1996 upon the depletion of reserves.

       In late 1996, the Company contributed all of the Pajingo assets to the Pajingo Joint Venture in which it has a 50% interest. Normandy Mining Limited, an Australian gold mining company, owns the other 50% interest and is the operator. The Pajingo Joint Venture was formed to develop the Vera/Nancy ore body at the Complex. Open pit mining of the Vera/Nancy ore body is under way, and ore is being stockpiled for treatment at the nearby refurbished Pajingo mill. Full production from the underground Vera/Nancy ore body is anticipated by the third quarter of 1997. Additional exploration and final reserve definition will be carried out as underground mining progresses.

       The Company's joint venture interest share of the property and its associated plant and equipment is $2 million at December 31, 1996.

       Geology. The Cindy deposit and Vera/Nancy ore body are located in rocks of Paleozoic age in the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

       Mining, Processing and Environmental Compliance. BMG conducted its most recent mining operations at the Cindy deposit utilizing underground mining methods. Ore from the Cindy deposit was transported by truck over a 1.2 mile road and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. Mining of the Vera/Nancy ore body presently utilizes open pit mining methods and will later utilize underground methods. The Pajingo Complex is subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

DEVELOPMENT PROJECTS

LIHIR

       Niugini Mining owns a 17.15% interest in LGL, which is developing and constructing the Lihir project. The Lihir project is located on the east coast of Lihir Island, 375 miles northeast of mainland Papua New Guinea ("PNG").
See "--Certain Factors Affecting Reserves, Foreign Investments and Properties."

       The Lihir project will consist of an open pit mine, crushing and grinding circuit, a pressure oxidation circuit, a carbon-in-leach circuit, gold smelting facilities to produce gold dore, and associated infrastructure. The Lihir ore is refractory in nature, requiring complex processing methods. The ore body is associated with an active geothermal system, and an extensive dewatering and geothermal control system will be necessary to avoid problems with hot water or steam during mining. In March 1995, the Special Mining Lease for the Lihir project was executed by the Papua New Guinea government.

Development and construction of the project are currently underway. Based on the current proposals of LGL's manager, the milling facility will begin processing oxide ore in mid-1997. Sulfide ore is expected to start being
processed utilizing pressure oxidation in October 1997.   According to the
manager, production in 1997 is expected to be 19,000 ounces attributable to BMG. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Environmental Matters--Papua New Guinea."

       The carrying value of the Company's equity-accounted investment in LGL is $231 million at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CROWN JEWEL

       BMG has an option to earn a 54% joint venture interest in the Crown
Jewel project near Oroville, Washington. After the joint venture produces 1.6 million ounces of gold, BMG's joint venture interest would be reduced to 51%.
In order to acquire its interest, BMG is required to fund, on a nonreimbursable basis, all expenditures for exploration, evaluation and development of the project through commencement of commercial production. BMG announced a decision to develop the Crown Jewel project in 1992, subject to obtaining requisite permits and approvals. Total capital costs for the project, including plant construction, exploration, evaluation and option payments, are anticipated based on recently revised estimates to be approximately $142 million excluding capitalized interest, of which approximately $64 million has been spent ($55 million of which has been capitalized) through December 31, 1996. These revised estimates anticipate that cash production costs per gold ounce sold will average approximately $179 over the life of the mine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

       The project is located in northeastern Washington state on lands consisting of patented lands and unpatented mining claims, mill sites and lease holdings. A First Half - Mineral Entry Final Certificate has been issued with respect to the unpatented portion of the Crown Jewel ore body. See "-- Property Interests -- United States." The Crown Jewel milling facility will have a throughput capacity of 3,000 tons per day which is expected to produce an average of approximately 130,000 ounces of gold per year attributable to BMG. BMG will be the operator.

       BMG is proceeding with permitting of the Crown Jewel project. The Environmental Impact Statement ("EIS") has been finalized and a favorable Record of Decision issued. Certain public interest groups have challenged the adequacy of the EIS and appealed the Forest Service's Record of Decision in administrative proceedings. Work is now underway to obtain the various operating and development permits. Historically, there are appeals associated with the permitting process, and it is difficult to predict their duration or effect. Construction will begin once the appropriate permits are received. See "--Environmental Matters--United States--Crown Jewel Project."

PHOENIX

       BMG announced a development decision in March 1995 for its Phoenix project in Copper Canyon at the Battle Mountain Complex. The Company is continuing to evaluate the project and consider alternatives to enhance its economics. Preliminary engineering for the project commenced in the fall of 1995. Permitting and engineering for the Phoenix project are moving ahead, although not as quickly as originally projected. The delays are largely due to an increase in the actual time required to complete the water-quality modeling now required by the Bureau of Land Management. Current projections are that the draft EIS will be released in 1997, with the final EIS in late 1997 or 1998. Production is anticipated to begin in 1999 assuming timely permitting. See "-- Environmental Matters -- United States -- Battle Mountain Complex."

       Total capital costs of the Phoenix project are estimated at $142 million, excluding capitalized interest. Annual production of approximately 190,000 ounces per year is expected over the nine-year life of the mine. The Phoenix project reserves are included in the data for the Battle Mountain Complex. See "Operations, Costs and Reserve Data for Gold Mines" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NEW WORLD

       The New World project, owned by a subsidiary of CBR, is located in south central Montana, four miles north of Cooke City and two miles northeast of the Yellowstone National Park boundary. In 1993, several special interest groups filed a complaint in U.S. District Court against Crown Butte Resources Ltd., a publicly-traded Canadian corporation in which the Company (through BMC) owns a 60% interest, and others, alleging that certain discharges from the CBR-controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. As a result of that ruling, CBR and other defendants may be liable for costs of remediation, civil penalties and attorneys fees. It is not possible to predict the amount of such liability at this time. Additionally, the federal judge hearing the case has stayed all matters in the case in light of an August 12, 1996 agreement between CBR, the United States government and certain special interest groups.

       In August 1996, BMG announced that it would vote its 60% interest in CBR in favor of an agreement entered into with the U.S. government and certain special interest groups that provides a framework for CBR to exchange property interests within the New World Mining District for government-owned property interests or assets having a value of $65 million. The agreement provides that subsequent to the exchange, CBR would set aside $22.5 million in an escrow account for reclamation and restoration purposes in the New World Mining District. Pursuant to the agreement, CBR has suspended permitting efforts pending the completion of the exchange. The exchange would result in the settlement of litigation under the Clean Water Act relating to historic mining impacts and releases between the parties as to any further environmental liabilities. The Company's decision to support the agreement was based on, among other things, reduced economic expectations as a result of protracted permitting and potential environmental liabilities related to historic mining at New World. The agreement contains a number of conditions beyond the control of CBR, including acquisition of certain property interests by CBR, negotiation of an acceptable reclamation and restoration program, governmental identification and acceptance by CBR of the exchange properties and subsequent approval by CBR shareholders, and it may require Congressional approval. CBR has the ability to withdraw from the agreement at certain times in the event that the U.S. government has not identified exchange properties acceptable to CBR or if the government does not transfer the properties within 18 months after CBR has accepted the properties. Failure to complete the exchange would result in the legal action under the Clean Water Act proceeding and, as was the case prior to the exchange agreement, there can be no assurance that any renewed permitting efforts would be successful. The carrying value of the New World project at

December 31, 1996 was $37 million on a consolidated basis, of which the Company's 60% share was $22 million.

EXPLORATION

       The Company, through subsidiaries and joint ventures, currently conducts exploration and evaluation activities in search of precious metals internationally, including the United States, Canada, Mexico, Argentina, Bolivia, Peru, Brazil, Chile, Panama, Honduras, Australia, Indonesia, China and Ghana. The Company's primary objective is to develop high-quality ore deposits with low operating costs per ounce. The Company seeks to do this through exploration for extensions of ore zones at operating properties, in areas proximate to other gold production and through frontier exploration. For additional information concerning the Company's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Factors Affecting Reserves, Foreign Investments and Properties."

SALES AND PRECIOUS METALS HEDGING ACTIVITIES

       Sales. The Company primarily produces dore at its mines which it sells under sales and/or refining agreements. It also produces concentrates containing gold, silver and copper at the Red Dome mine. Two buyers of production from the Company each accounted for more than 10% of the Company's total 1996 sales. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold, silver and copper through its present buyers.

       The table under "Introduction" sets forth information regarding the percent of total gross revenues of the Company attributable to each of its mines. Sales in Australia are denominated in either U.S. or Australian dollars at the Company's election. See "-- Explanatory Note Regarding Exchange Rates";
Note 9, "Major Customers and Export Sales" and Note 13, "Geographic Segment Information," of Notes to Consolidated Financial Statements under Item 8 of
Part II herein.

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

       The forward sales contracts associated with Red Dome gold production are denominated in Australian dollars. The value of Red Dome's forward sales contracts will fluctuate depending on the exchange rate between U.S. and Australian dollars. During 1996, the Australian dollar fluctuated from a low of one Australian dollar to 0.7339 U.S. dollars to a high of one Australian dollar to 0.8162 U.S. dollars. See "-- Explanatory Note Regarding Exchange Rates." For more information regarding the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 15, "Forward Sales and Hedging," of Notes to Consolidated Financial Statements under Item 8 of Part II herein. For more information concerning gold prices and the gold market, see "-- Gold Price Volatility."

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

       The ore reserve figures presented herein are estimates, and no assurance can be given that the indicated level of recovery of gold, silver and copper will be realized. The ore reserve figures presented herein were calculated using a gold price ranging from $365 to $385 per ounce. Market price fluctuations of gold, silver and copper, as well as increased production costs or reduced recovery rates, may render ore reserves uneconomic and may ultimately result in a restatement of ore reserves. See "-- Gold Price Volatility." Additionally, changes in the various assumptions on which the reserve estimates are based, such as the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect cash production and operating costs of a project. Reserves for the Lihir project, as well as projected cost and production estimates, are based on information provided by LGL's manager. Such information has been reviewed, but not independently confirmed, by the Company. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

       A majority of the Company's production in 1996 was attributable to non-U.S. operations. Foreign operations, which include significant operations in Canada, Latin America and Australia, are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, changes in domestic and foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problem in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future.

       A significant portion of the Company's reserves and production comes from Inti Raymi's Kori Kollo mine in Bolivia. Risks associated with conducting business in Bolivia are therefore significant to the Company. For several decades, Bolivia experienced periods of slow or negative growth, high inflation, large devaluations of the Bolivian currency and imposition of exchange controls. Limited availability of foreign exchange required the Bolivian government to restructure its foreign currency denominated indebtedness. Since 1985, the Bolivian government has pursued economic stabilization and reform policies which have significantly reduced inflation and budget deficits and which have eliminated exchange controls. There are currently no restrictions on the transfer of funds out of Bolivia. Since 1986, the exchange rate for Bolivian currency has been relatively stable. A recurrence of adverse economic conditions, high levels of inflation, the imposition of exchange controls or restrictions on payments to non-Bolivians could adversely affect Inti Raymi's ability to pay dividends or repay funds borrowed outside Bolivia and adversely affect the Company's financial condition and results of operations.

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

       Presidential and congressional elections are scheduled for mid-1997 in Bolivia. Under the Bolivian constitution, a sitting president cannot serve consecutive terms. Therefore, a change in administration will occur in 1997. The current administration has initiated far reaching programs to decentralize central government's authority, to decentralize the distributions of the tax revenues, to reform the education and tax systems and to promote private ownership of previously state-owned companies. While the Company believes these reforms are beneficial to the Bolivian people and Bolivian economy, it is difficult to predict the ultimate impacts of these and associated reforms, and a change in administration, on the Company's Bolivian operations.

       The Company also has a significant investment in the Lihir project located in PNG. PNG achieved independence in 1974. Since 1974, PNG has maintained a policy favoring direct foreign investment in general, and foreign investment in the mining sector in particular. The PNG Constitution and major statutes governing foreign investment also provide significant safeguards for investors and lenders. The Investment Promotion Act assures investors the right to remit after-tax profits and make debt-service and supplier payments. The Investment Promotion Act also provides that expropriation will not occur without adequate compensation. It has been the practice of the PNG government to acquire direct ownership interests in large natural resource projects. Most such projects have experienced some level of civil unrest. Although the Company does not expect acts of civil unrest from the inhabitants of Lihir Island to have a materially adverse impact on operations, there can be no assurance that material adverse effects will not occur. Furthermore, a deterioration in PNG's political stability or an adverse change in the PNG government's policy towards foreign-owned companies in PNG could adversely affect the Lihir project and the Company's financial condition.

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

       Legislative amendment of the General Mining Law under which the Company holds claims on federal lands could take place in 1997. Such legislation could impose a royalty. Valid existing claims, or claims with respect to which a certain portion of the patenting process has been completed, might be exempted from such a royalty. Approximately 40% of the Reona reserves, 23% of the Phoenix project reserves and 80% of the Crown Jewel reserves are on federal lands. A patent covering the unpatented portion of the Crown Jewel reserves was applied for in 1992 and a First Half-Mineral Entry Final Certificate was received in 1995. Mineral surveys and official plats have been completed for the claims constituting the unpatented portions of the Reona and Phoenix reserves, but no patent applications can be made unless the legislative moratorium on the acceptance of new patent applications is lifted. The extent to which existing law might change is not yet known. The Company cannot yet predict the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

CANADA

       Certain of the Company's mineral rights are held on provincial "Crown Lands" (i.e. public lands) in Canada. Operations in Canada are currently being conducted primarily in the Provinces of Ontario and Quebec.

       In Ontario, mineral rights on public land are initially reserved to the Crown. An individual who is the holder of a prospector's license issued by the Crown may stake a mining claim on public land to the exclusion of third parties. Upon performance of the prescribed assessment work, the holder of the claim may become entitled to a lease from the Crown of the mining and/or surface rights of the lands comprising the area staked. Each lease is granted for an initial term of 21 years subject to a right of renewal in favor of the lessee for a further term of 21 years upon application to the appropriate Ministry and the payment of the prescribed fees. Such renewal is subject to the provision of evidence of mineral production occurring continuously on the lands subject to such lease for more than one year since issuance or last renewal of such lease, or the lessee having demonstrated a reasonable effort to bring the lands into production. The Crown can also issue or renew such leases in such circumstances and on such terms as it deems appropriate.

       Under the provisions of the predecessor legislation to the current Mining Act (Ontario) (i.e. prior to 1990) a holder of a Crown lease was entitled to a fee simple patent of the lands or mining rights subject to such lease, upon producing satisfactory evidence to the Crown that substantial quantities of minerals had been produced from such lands continuously for more than one year. The current Mining Act (Ontario) eliminated such rights to a fee simple patent, however, previously issued fee simple patents in good standing remain of full force and effect.

       In Quebec, mining rights reserved to the Crown may be staked by an individual who is the holder of a prospector's license. A claim is valid from the date of staking and remains in force for a first term of two years from the day it is registered and can be renewed, under certain conditions, for a further term of two years. To mine mineral substances, the holder has to obtain a mining lease upon establishment of the existence of indicators of the presence of a workable deposit.

       In both provinces, the rental, lease or concession fees payable to the Crown are nominal and the holder of a mining claim, mining lease or mining concession has or may obtain a lease of the surface rights of the lands subject thereto from the Crown if the lands are public lands and, subject to payment of adequate compensation to the surface rights holder, rights of access to the surface rights of the lands in question for the purpose of prospecting, developing and mining if the surface rights are private lands.

       In some instances, for example in option agreements, it is common that mineral rights in both provinces are held by third parties and, by agreement, a person may acquire all or a percentage interest therein upon performing work on the property or by making payments to the third party, or both, and it is common for such agreements to provide for a residual royalty interest for the third party.

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

AUSTRALIA

       The High Court of Australia recognized "native title" in relation to land for the first time in 1992 in Mabo v. Queensland. Native title is the name for the bundle of rights held by an Aboriginal group to use land in accordance with their traditional laws and customs for traditional purposes, such as subsistence or ceremonial worship. Native title will survive in respect of portions of land where the traditional landholders have maintained an ongoing connection with this land, and there has been no inconsistent grant of tenure made by the Government.

       Federal and state governments have formulated a complementary legislative response to the recognition of native title in order to provide a central procedure for the assessment of native title claims, and to validate titles granted prior to January 1, 1994.

       The legislation, as well as the Mabo decision, indicates that native title may co-exist with other titles, such as mining leases or partial leases over Crown land. The recent High Court decision, in Wik Peoples v. Queensland; Thayoore People v. Queensland, confirmed this co-existence when it held that a lease granted over Crown land did not necessarily extinguish native title. The Court found that if the rights claimed by the leaseholder and the native title holders permit, then the two interests will be held to co-exist. If these interests could not co-exist, then the grant will extinguish native title to the extent of the inconsistency.

       Most of the Company's exploration and mining properties in Australia are located in Queensland and in Western Australia. Much of this land is Crown land held under pastoral leases by third parties. The Company holds the lands under mining leases, authorities to prospect and exploration licenses. The Pajingo Complex and Red Dome mine and associated operating facilities are on lands held pursuant to mining leases in the State of Queensland. The Company believes that the Mabo decision (as impacted by the recent legislation and High Court decision) will neither affect the Company's Red Dome mine and Pajingo Complex nor have an adverse impact on the Company's exploration properties in Australia. However, the Mabo decision has increased the risk that title to properties may be challenged or invalidated in the future or that title claimants will have the right to negotiate compensatory terms with the Company.

PAPUA NEW GUINEA

       Exploration and mining activities in PNG are regulated by the Mining Act
and administered by the Department of Minerals and Energy.   Before
construction and mining operations can begin, an exploration license must be converted, at the government's discretion, to a Special Mining Lease which may be granted for an initial term of 40 years. On March 17, 1995, the Special Mining Lease for the Lihir project was executed by the PNG government. See "-- Niugini Mining Limited -- Lihir Project" for the current status of the Lihir project. See also "Certain Factors Affected Reserves, Foreign Investments and Properties."

ENVIRONMENTAL MATTERS

       Set forth below is a summary description of various environmental matters affecting the Company, including various domestic and foreign, national, state and local legislation and regulations governing, among other things, mineral exploration, development, production and refining. Environmental laws and regulations in most countries allow the imposition of civil and criminal penalties for violations. Except as discussed below under "United States--New World Project," the Company believes it is in substantial compliance with all material aspects of such applicable laws and regulations and the Company is not aware of any material environmental constraint affecting its existing mines or development properties that would preclude the economic development or operation of any of the Company's mines or projects.

UNITED STATES

       General. The Company is required to obtain a full range of environmental permits and approvals of reclamation plans to develop new properties and to maintain such permits for ongoing operations, reclamation, closure, and post-closure activities. Existing and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that the Company would not proceed with the development or operation of a mine.

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

       Laws and Regulations. The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, these laws include, among others, the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act

("CWA"), the Clean Air Act ("CAA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the National Environmental Policy Act of 1969 ("NEPA"), and the Endangered Species Act of 1973 ("ESA").

       In the various states in which the Company operates or has projects, laws and regulations have been promulgated that are at least as stringent as RCRA, CWA and CAA and the regulations promulgated thereunder. Such states have assumed authority from the Environmental Protection Agency ("EPA") for permitting and enforcement of these federal laws and regulations. Should the EPA promulgate more stringent regulations, the states must conform their regulations or risk having permitting and enforcement authority revert to the EPA.

       The various states in which the Company operates have groundwater protection statutes and regulatory programs that typically require site discharge permits, spill notification and corrective action measures, and impose civil and criminal penalties for violations.

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

       Battle Mountain Complex. BMG has been issued two water pollution control permits for the Battle Mountain Complex project facilities by the Nevada Division of Environmental Protection. One permit covers the activities of the Surprise Heap Leach operations and the other covers the remaining operations at the Complex. These permits were amended in 1994 to include the Reona operations. The Battle Mountain Complex has also been included in a stormwater discharge general permit issued by the State of Nevada.

       BMG has applied for a reclamation permit covering the Battle Mountain Complex area which is currently under review. The Company has investigated the discharge to groundwater of chloride (salt) from the tailings facility at the Battle Mountain Complex. This facility was unlined at the time it was constructed in keeping with then-accepted practice. The Company is continuing to evaluate mitigation alternatives to achieve applicable water quality standards. The Company currently expects to achieve the applicable standards by utilizing the high chloride water in connection with its proposed Phoenix operations. Pursuant to the State-issued water pollution control permit covering the site, the Company has prepared, submitted and implemented a work plan for further investigation of groundwater in a highly mineralized area where sampling has indicated that the groundwater is acidic and high in metals. Due to the preliminary nature of this investigation, it is not possible to estimate what, if any, remediation might be required with respect to this area.

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

       Crown Jewel Project. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Approximately two dozen permits and approvals must be obtained from federal, state and local agencies before the mine can be put into operation. The State Environmental Policy Act ("SEPA") mandates an exhaustive review of the environmental impact of the project. In addition, NEPA compliance is necessary, including the preparation of an EIS which is also used to satisfy the SEPA requirements. The completion of the NEPA/SEPA process is a prerequisite to agency determinations with respect to most permits for the Crown Jewel project. The final EIS was issued in February 1997 and a favorable Record of Decision has been rendered from the U.S. Forest Service and the Bureau of Land Management. Certain public interest groups have challenged the adequacy of the EIS and appealed the Forest Service's Record of Decision in administrative proceedings. In 1996, BMG completed negotiations with relevant Washington State permitting agencies to develop a schedule for agency decisions on all major state permit applications. However, due to delays in the release of the final EIS, this schedule is under re-negotiation. Start-up of the Crown Jewel project is difficult for the management of BMG to predict since it is contingent upon many variables not within BMG's control, including the granting of the necessary permits and water rights, administrative and judicial appeals, and inter- governmental coordination.

CANADA

       The mining industry in Canada is subject to legislation at both the federal and provincial levels related to protection of the environment. The Company is required to obtain and maintain compliance with a full range of permits and approvals for various activities during exploration, development, production and closure and reclamation. Existing and possible future legislation could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the company's properties, the extent of which cannot be predicted by management of the Company. Recent commitments by both the federal and provincial governments to reduce bureaucratic delays and jurisdictional overlap may result in reduced costs and streamlining of the environmental permitting process. However, the Company expects the continued proliferation and tightening of environmental standards and requirements over the long term. In the context of these two driving forces, the Company may incur greater or lesser costs and delays depending on the nature of the activity and the degree of standards and requirements that are applied. It is possible that the costs and delays associated with meeting such standards and requirements could become such that the Company would not proceed with the further development or operation of a mine.

       Each of the Company's Canadian mining properties has an extensive array of environmental controls installed to meet regulatory requirements. All of the environmental controls and pollution prevention projects are designed to minimize the release of any substances that may be potentially harmful to the environment. The principal controls include treatment facilities for final effluent discharges, tailings disposal facilities, dust recovery on material transfer operations and spill containment facilities for storage vessels and along tailings pipeline corridors. With respect to pollution prevention, one or more of the following programs have been implemented at the various mine sites: hazardous and non-hazardous waste separation and recycling, waste water recycling, freshwater use minimization, power conservation, product substitutions, new materials review/approval program, re-usable product shipping containers and other process changes benefiting the environment.

       Certain Canadian federal and provincial environmental requirements include requirements for treatment of water prior to discharge to achieve certain effluent water quality limits. In some cases these limits are objectives only, while in other cases the limits apply as compliance limits. The Holloway mine has had difficulties meeting sediment limits and has constructed a new sediment control system and implemented underground controls to meet the sediment limits. In addition, in May 1997 the Holloway mine will be subject to additional compliance limits for ammonia. The mine is making adjustments to treat the water prior to discharge in order to meet these limits, but the effectiveness of the treatment during full scale operations cannot be evaluated until the system is fully operational. The Golden Giant mine currently has ammonia limits as objectives only, but during permit certificate renewal, these limits could become compliance limits. The exact effects of ammonia compliance limits on the Golden Giant mine cannot be evaluated until an actual limit is proposed.

       The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. New and existing mines are required to submit reclamation/closure plans to the provincial government for review and approval by the various regulatory authorities. As part of the submissions, estimated costs to implement the plans and financial assurance to cover the implementation of the plans is required with the financial assurance in a form and amount acceptable to the government. All three of the Company's operations in Canada have submitted their respective reclamation/closure plans to the appropriate provincial agency. A final letter of acceptance was received for the Holloway mine plan in 1996. Final approval and acceptance for the Silidor mine plan and Golden Giant mine plan are expected in 1997.

       Failure to comply with government imposed requirements may result in charges and legal impositions including but not limited to control orders for the cessation of operations, cleanup and restoration of the natural environment, modifications to operating practices or the installation of additional equipment necessary to monitor and protect the environment. Depending on the nature of the violations, a mining company and its employees and officers may be individually charged and, if convicted, be required to pay substantial fines with the additional possibility of jail terms for more serious offenses.

BOLIVIA
       In Bolivia, new environmental regulations to implement federal legislation passed in 1992 became effective in December 1995. The new regulations generally require obtaining environmental licenses for both existing and new projects, including where needed the preparation of environmental impact studies, set air and water quality discharge standards, provide protocols for dealing with and remediating the effects on the environment of hazardous substances, set site environmental management standards and provide procedures and schedules for existing operations to come into compliance. Such regulations contain new environmental standards and requirements applicable to the Company's Kori Kollo project which, depending on how the regulations are implemented and interpreted, could require expenditures and changes in operations, and it is possible that such expenditures and changes could have a material adverse effect on the Company's financial condition or results of operations. As contemplated by the requirements for existing operations, the Company has commenced preparation of an Environmental Statement that will describe and evaluate the operation under the new regulations. Based on the Company's evaluation of the data collected to date and assuming reasonable interpretation and implementation of the regulations, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Government Regulation."

CHILE
       Chile maintains an environmental regulatory structure which applies to various aspects of mining operations including tailings management, water discharges and airborne emissions. In 1994 an environmental framework law entitled "Ley de Bases del Medio Ambiente" was approved by the Chilean legislature and enacted into law. Regulations under the legislation pertinent to ambient environmental standards, prevention and documentation plans and certain administrative authorities have been adopted, and regulations regarding environmental impact statements and certain other matters arising under the legislation have not yet been published. Existing and future legislation is expected to impact mining activities in Chile; however, the full impact and costs associated with the legislation cannot be assessed accurately until the complete regulation program has been promulgated and implemented. Based upon the information available to date and assuming a continuation of the reasonable development, interpretation and implementation of the regulations, the Company does not anticipate that the applicable regulations will materially impact operations in Chile.

AUSTRALIA
       The mining industry in Australia is primarily regulated by State regulation. This regulation deals with general environmental matters such as the licensing of industrial activities, the setting of standards and the establishment of a range of enforcement mechanisms.

       In addition, mines in Queensland (Pajingo, Red Dome and Vera/Nancy) are also regulated by legislation which specifically deals with the major environmental impacts of mining. It requires each miner to develop an environmental management overview strategy (EMOS) which sets out the life of mine strategies for dealing with these impacts. In addition, a plan of operations is required which sets out in detail what environmental management measures will be undertaken over a stated period. The plan of operation must be independently audited to ensure that it complies with the overarching strategies of the environmental management overview strategy.

       These planning measures are complemented by a requirement for the miner to lodge a security deposit calculated by taking the real cost of rehabilitation for the maximum area of disturbance and allowing a discount for proven environmental performance. Prior to a mine closing, a final rehabilitation report must be prepared and approved which addresses final landform and landuse and how the strategies of the EMOS with respect to rehabilitation and remediation have been implemented.

       Under the provisions of a memorandum of understanding between the Department of Environment and the Department of Mines and Energy, mines in Queensland are also required to hold licenses for industrial processes which are specified in the Environmental Protection Act. However, the major environmental impacts which are associated with mining and stockpiling continue to be dealt with by virtue of the specific mining legislation. Accordingly, there are only minor ancillary activities which now require licensing under the Environmental Protection Act. A process is underway to bring together these two environmental legislative schemes into one approval and regulatory system. It is hoped that this will be completed towards the end of 1997.

       Finally, there is a range of both state and federal legislation targeted at specific areas of the environment. Examples include dealing with environmentally sensitive areas, aboriginal cultural heritage, preservation of rare and endangered flora and fauna and the implementation of international agreements. By focusing on specific areas or parts of the broader environment, these legislative provisions do not automatically affect all mining projects but may be triggered by specific circumstances of an individual operation.

       In addition to complying with various environmental protection statutes, both the Pajingo and Red Dome mines in Queensland are required to obtain plan of operations approvals from the Minister of Mines pursuant to the Mineral Resources Act. When approved, the plan of operations becomes part of the conditions of the mining lease issued by the state. The plans of operations at the Pajingo and Red Dome mines have been approved, including an approved Environmental Management Overview Strategy ("EMOS"), which covers environmental protection and rehabilitation requirements. The Vera/Nancy ore deposit at the Pajingo Complex was added to the plan of operations and the EMOS document in 1996.

PAPUA NEW GUINEA

       Mining operations in PNG are subject to comprehensive environmental regulations pursuant to legislation requiring the preparation of an EIS and legislation setting environmental standards and approval requirements for activities which may affect air, land or water.

TAXES

UNITED STATES

       The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to current tax until repatriated to the United States. While the United States allows a credit for foreign income taxes paid, the limitations on such credit may substantially reduce or eliminate the benefit of the credit. The top marginal U.S. statutory corporate rates are presently 35% for regular tax and 20% for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years.
At December 31, 1996, the Company had approximately $72.0 million of regular net operating losses and $13.3 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2007, available to offset future U.S. federal income tax, and approximately $4.7 million of alternative minimum tax credits available on an indefinite carryforward basis. These amounts are subject to adjustment upon a subsequent audit by the Internal Revenue Service. The Company is also subject to state and local taxes in jurisdictions in which it is engaged in business operations.

CANADA

       The Company's Canadian operations are conducted by Battle Mountain Canada Ltd. and are subject to Canadian federal and provincial income taxes as well as provincial mining taxes and duties. The Golden Giant mine and Holloway mine are located in Ontario and the Silidor mine is in Quebec.

       Federal income tax is levied under the federal Income Tax Act. The basic federal rate on mining income is 28%, but a resource allowance (equal to 25% of "resource profits," as defined) is deductible each year in computing taxable income. Ontario and Quebec administer their own income and capital tax regimes under separate provincial statutes. Both provinces offer certain resource incentives. Ontario and Quebec income tax rates on mining operations are 13.5% and 8.9%, respectively. Capital tax rates for Ontario and Quebec are 0.3% and 0.64%, respectively.

       The Ontario Mining Tax (OMT) and Quebec Mining Duties (QMD) are mineral royalties or duties paid to the provinces under unique statutes. OMT is levied at 20% of the operator's profits from Ontario mining operations, as defined.
An exemption from OMT will be allowed for the first C$10 million of taxable profits earned in the first thirty-six months after commencement of operations at the new Holloway mine. The current QMD rate is 12%.

       Dividends paid by BMC to BMG were subject to a 6% Canadian withholding tax in 1996. The withholding tax on dividends remitted after 1996 will be subject to a 5% withholding rate.

BOLIVIA

       In 1996, Inti Raymi operated pursuant to certain provisions under the Bolivian Mining Code and tax legislation which exempted it, on an interim basis, from income tax. Under these provisions, until September 1999, at which time the exemption was to terminate, Inti Raymi was subject to a 5% royalty assessed on gold sales. The Company believes that Inti Raymi was the only large mining company in Bolivia which was benefiting from such exemption. Legislation was passed in March 1997, however, which will terminate this exemption and subject Inti Raymi, effective April 1, 1997, to a 25% income tax and a sliding royalty on gold sales. The royalty will range from 3.5 to 7%, depending on the price of gold, but any income tax incurred will be creditable against the royalty imposed. See "-- Certain Factors Affecting Reserves, Foreign

Investments and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Government Regulation."

       Dividends and interest paid by Inti Raymi to BMG are subject to a 12.5% Bolivian withholding tax. Inti Raymi generally pays import duties and Bolivian Value Added Tax on all purchases. Inti Raymi subsequently claims refunds from the Bolivian government of the import duties and the domestically sourced Value Added Tax by means of tax certificates used to pay taxes due on its sales.
Inti Raymi is also subject to transaction taxes on domestic transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CHILE

       The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A. After utilization of existing tax loss carryforwards, Inversiones Mineras del Inca, S.A. will be subject to income tax at the rate of 15%. Repatriated profits are generally taxed at an effective rate of 20%. Inversiones Mineras del Inca, S.A. pays Chilean Value Added Tax on all purchases and imports and subsequently claims a refund of Value Added Tax with respect to its exports.

AUSTRALIA

       Battle Mountain (Australia) Inc. and Pajingo Gold Mine Pty. Ltd. are subject to tax on income derived from 1996 exploration and mining operations. However, no taxes are expected to be paid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Australian dividends are currently subject to a 15% Australian withholding tax.

       Niugini Mining (Australia) Pty. Ltd., a wholly-owned Australian subsidiary of Niugini Mining, is subject to tax at the corporate rate of 36% on its mining, hedging and investment income. However, such income is expected to be offset by certain deductions and loss carryforwards available to Niugini Mining (Australia) Pty. Ltd.

       The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2% of gross sales after deducting A$30,000 or 5% of the operating income that exceeds A$30,000.

PAPUA NEW GUINEA

       Niugini Mining is subject to corporate tax in PNG. Assessable income, after utilization of existing tax loss carryforwards, will be subject to a 35% income tax because Niugini Mining is a PNG resident corporation. The dividend withholding tax rate is currently 17%. Niugini Mining did not pay any dividends in 1996.

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

EMPLOYEES

       The number of full-time employees of the Company (including employees of majority-owned subsidiaries) at December 31, 1996 was 2,246.

COMPETITION

       The Company competes with other mining companies in connection with the acquisition of precious metal mining interests and in the recruitment and retention of qualified employees. There is significant and increasing competition for the limited number of gold acquisition opportunities in the United States, Canada, Australia and other countries. As a result of this competition, the Company may be unable to acquire attractive gold mining properties on terms it considers acceptable. In the pursuit of such acquisition opportunities, the Company competes with many United States and international companies that have substantially greater financial resources than the Company. There is a world market for gold, silver and copper. The Company believes that no single company has sufficient market power to affect the price or supply of gold, silver and copper in the world market. See "-- Gold Price Volatility."

EXPLANATORY NOTE REGARDING EXCHANGE RATES

       In this report, references to "dollar," "US$" and "$" are to United States dollars; references to "A$" are to Australian dollars; and references to "C$" are to Canadian dollars.

       On March 24, 1997, the foreign exchange spot rates in U.S. dollars, as quoted at 3:00 p.m. Eastern time by Bloomberg, were A$1.00 equals US$.7894 and C$1.00 equals US$.7253.

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

ITEM 3.  LEGAL PROCEEDINGS

       The Company is party to a number of other legal actions arising in the ordinary course of business, including litigation described under "Development Projects--New World Project" under Items 1 and 2 herein. While the final outcome of these actions cannot be predicted with certainty, it is the opinion of Company management that none of these actions, when finally resolved, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of 1996 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Listed below are the names and ages as of March 21, 1997, of each of the present executive officers of the Company together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected.

       Ian D. Bayer (57)       -   President and Chief Executive Officer

       Ian Atkinson (47)       -   Senior Vice President - Exploration

       Anne C. Baldrige (39)   -   Vice President - Environmental and
                                   Governmental Affairs

       Thomas P. Bausch (49)   -   Treasurer

       Joseph J. Baylis (40)   -   Senior Vice President - Corporate Development

       Greg V. Etter (38)      -   General Counsel and Secretary

       Stanford M. Haley (53)  -   Vice President - Human Resources

       John A. Keyes (53)      -   Senior Vice President - Operations

       Jeffrey L. Powers (44)  -   Vice President and Controller

       Mr. Bayer became President and Co-Chief Executive Officer of BMG in July 1996 following the combination with Hemlo Gold and was named President and Chief Executive Officer in February 1997. He is also serving as Chairman of the Board of NML, a position he has held since January 1977. Prior to joining BMG, Mr. Bayer had served as President and Chief Executive Officer and as a Director of Hemlo Gold since July 1991.

       Mr. Atkinson was appointed Senior Vice President-Exploration of BMG in July 1996. Prior to assuming his new position, Mr. Atkinson had been Senior Vice President of Hemlo Gold since February 1996. Prior to that, Mr. Atkinson was Vice President, Exploration for Hemlo Gold.

       Ms. Baldrige joined BMG in August 1992 as Manager of Environmental Affairs. She was appointed to her current position in February 1997.

       Mr. Bausch joined BMG in September 1996 as Treasurer. Mr. Bausch was previously employed by Tenneco Inc. as its Assistant Treasurer from 1993 to 1996.

       Mr. Baylis joined BMG in July 1996 following the combination with Hemlo Gold, where he was previously Vice President-Investor Relations and General Counsel. He also serves as President and Chief Executive Officer of NML, a position he has held since November 1996.

       Mr. Etter joined BMG as Corporate Attorney in 1993 and was appointed to his current position in February 1997.

       Mr. Haley joined BMG in January 1997. Prior to that, he was the managing partner at Chairmans Counsel, Inc., an organization development consulting firm.

       Mr. Keyes assumed his current position in July 1996 following the combination with Hemlo Gold. He joined Hemlo Gold in March 1992 as the mine manager of the Golden Giant mine and in October 1995 became Vice President, Operations of Hemlo Gold.

       Mr. Powers joined BMG in August 1992 as the Manager of Corporate Accounting, having provided consulting services to the Company since August 1991. He was appointed Controller in January 1994 and to his current position in February 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

       The Company's common stock, par value $0.10 per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE"), the Australian Stock Exchange Limited, the Swiss Stock Exchanges and the Frankfurt Stock Exchange. The ticker symbol for the Common Stock on the exchanges is "BMG." BMC exchangeable shares ("Exchangeable Shares") entitle holders to dividends and other rights economically equivalent to BMG Common Stock and are exchangeable at the option of holders into BMG Common Stock on a one-for-one basis. The Exchangeable Shares are traded on The Toronto Stock Exchange under the ticker symbol "BMC."

       The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the NYSE Composite Tape.

                                                             HIGH      LOW
                                                           --------  -------
1996
    First Quarter . . . . . . . . . . . . . . . . . . .    $ 11 5/8  $ 8 1/2
    Second Quarter  . . . . . . . . . . . . . . . . . .    $  9 7/8  $ 7 1/8
    Third Quarter . . . . . . . . . . . . . . . . . . .    $  9 1/8  $ 7 1/8
    Fourth Quarter  . . . . . . . . . . . . . . . . . .    $  8 1/2  $ 6 7/8
1995
    First Quarter . . . . . . . . . . . . . . . . . . .    $ 12      $ 8 7/8
    Second Quarter  . . . . . . . . . . . . . . . . . .    $ 12 3/8  $ 9 3/8
    Third Quarter . . . . . . . . . . . . . . . . . . .    $ 10 7/8  $ 9 3/8
    Fourth Quarter  . . . . . . . . . . . . . . . . . .    $  9 7/8  $ 7 5/8

       As of March 14, 1997, the Company had 17,987 record holders of Common Stock and 1,197 record holders of Exchangeable Shares.

       Cash dividends of $0.07 and $0.08 per share were paid in fiscal 1996 and 1995. A determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. For a discussion of restrictions on Inti Raymi's ability to pay dividends to BMG, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under
Item 7 herein and Note 6 of Notes to Consolidated Financial Statements under
Item 8 herein. The Company intends to retain most of its earnings to support current operations, to fund exploration and development projects and to provide funds for acquiring gold properties.

DESCRIPTION OF EXCHANGEABLE SHARES OF BATTLE MOUNTAIN CANADA LTD.

       The Exchangeable Shares are exchangeable, at any time at the option of the holder, on a one-for-one basis for shares of BMG Common Stock. Holders of Exchangeable Shares are entitled at any time, upon delivery of the Exchangeable Shares certificate and duly executed retraction request, to require BMC to redeem such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock. BMG and a designated subsidiary have the right to purchase the Exchangeable Shares that are the subject of the request for redemption in exchange for an equivalent number of shares of BMG Common Stock. On or after July 31, 2003 (subject to acceleration in certain circumstances), BMC has the right, but not the obligation, to purchase such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock. BMG and such designated subsidiary have the right, but not the obligation, to purchase such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock at which time BMC's right to redeem such Exchangeable Share would terminate.

       The shares of outstanding Exchangeable Shares, other than shares held by BMG and certain of its subsidiaries, are entitled to vote at BMG stockholder meetings through the exercise by The R-M Trust Company, a Canadian trust company (the "Trustee"), of certain voting rights under a Voting, Support and Exchange Trust Agreement dated July 19, 1996 (the "Voting Agreement"). The Trustee, as the holder of the one share of Special Voting Stock of BMG (the "Special Voting Stock"), is entitled to a number of votes on all matters on which holders of BMG Common Stock are entitled to vote equal to the number of Exchangeable
Shares outstanding from time to time. Pursuant to the Voting Agreement, each holder of Exchangeable Shares is entitled to instruct the Trustee as to the voting of the number of votes attached to the Special Voting Stock represented by such holder's Exchangeable Shares. The Trustee will exercise each vote attached to the Special Voting Stock only as directed by the relevant holder, and in the absence of instructions from a holder as to voting will not exercise such votes. A holder may instruct the Trustee to give a proxy to such holder entitling the holder to vote personally such holder's relevant number of votes or to grant to the Company's management a proxy to vote such votes. The BMG Common Stock and the Special Voting Stock vote together as a single class. As to each matter presented to a vote of stockholders of BMG, each share of BMG Common Stock is entitled to one vote and the share of Special Voting Stock is entitled to a number of votes equal to the number of Exchangeable Shares outstanding from time to time.

       Holders of Exchangeable Shares are also entitled to receive dividends economically equivalent to any dividends paid on the BMG Common Stock. The Voting Agreement restricts BMG from paying dividends on the BMG Common Stock unless equivalent dividends are paid on the Exchangeable Shares. Holders of Exchangeable Shares are also entitled to participate in any liquidation of BMG on the same basis as holders of BMG Common Stock.

       Each Exchangeable Share has an associated right (an "Exchangeable Share Right") entitling the holder of such Exchangeable Share Right to acquire additional Exchangeable Shares on terms substantially the same as the terms and conditions upon which the Rights of BMG entitle a holder of a Right to acquire either a one one-hundredth of a share of the Series A Junior Participating Preferred Stock of BMG (essentially the economic equivalent of a share of Battle Mountain Common Stock) or, in certain circumstances, shares of Battle Mountain Common

Stock (with the definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions applying, as appropriate, to Battle Mountain Common Stock and Exchangeable Shares as though they were the same security). The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights of BMG. See Note 7, "Shareholders' Equity," of Notes to Consolidated Financial Statements under Item 8 herein.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                      YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                             1996       1995        1994     1993   1992
                                            ---------------------------------------------
                                          (expressed in millions, except per share amounts)
INCOME STATEMENT DATA:
Sales                                       $ 424       $401       $430     $376   $ 368
                                            =====       ====       ====     ====   =====

Operating income (loss)(1)                  $ (43)      $ 44       $111     $ 62   $  21
                                            =====       ====       ====     ====   =====

Net income (loss)(1)                          (74)        30         57       31     (2)
Preferred dividends                             8          8          8        4      -
                                            -----       ----       ----     ----   -----
Net income (loss) to common shares(1)       $ (82)      $ 22       $ 49     $ 27   $ (2)
                                            =====       ====       ====     ====   =====

Net income (loss) per share                 $(.36)      $.10       $.21     $.12   $(.01)
                                            =====       ====       ====     ====   =====

Cash dividends per common share             $ .07       $.08       $.13     $.12   $ .11
                                            =====       ====       ====     ====   =====

                                                         AS OF DECEMBER 31,
                                            ----------------------------------------------------
                                               1996       1995         1994      1993      1992
                                            ---------------------------------------------------
BALANCE SHEET DATA:                                         (expressed in millions)
Total assets                                $ 1,037     $ 1,142     $ 1,103    $ 1,047    $ 988
                                            =======     =======     =======    =======    =====

Long-term debt, less current maturities     $   139     $   169         166    $   197    $ 237
                                            =======     =======     =======    =======    =====

Shareholders' equity                        $   538     $   629         626    $   583    $ 479
                                            =======     =======     =======    =======    =====

(1) In 1996, the Company wrote down the carrying value of the Reona mine and the San Cristobal mine by $17.5 and $17.6 million, respectively, both gross and net of income taxes. Also, in 1996 the Company incurred $22.7 million in costs related to the combination of BMG and Hemlo Gold. In 1995, the Company wrote off $1.4 million, net of a $.8 million income tax benefit related to the decommissioned and dismantled milling facility formerly used at the depleted Fortitude mine in Nevada. In 1992, the Company (i) wrote down $17.6 million, net of a $9.1 million income tax benefit, of BMG's investment in the San Luis mine and (ii) wrote off $4 million, net of a $2 million income tax benefit, of BMG's investment in the previously closed Canyon Placer facility, which was abandoned because of gold prices being persistently less than needed for development. For 1992, includes a $1.5 million charge related to the Company's adoption of SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                   Year ended December 31,
                                                 ---------------------------
                                                 1996       1995        1994
                                                 ---------------------------
Gold sales (thousands of ounces) - 100%           1,034       978      1,058

Gold revenue realized per ounce                  $  391     $ 384     $  386

Average London PM fix per ounce                  $  388     $ 384     $  384


Sales - Sales revenue increased in 1996 compared with 1995 primarily because of increased sales volumes at the Golden Giant mine. An increase in the average price realized for the sale of gold also contributed to the increase in sales revenues. Sales volumes increased at the Company's Golden Giant mine in 1996 compared with 1995 because the mine returned to normal operations in 1996. The mine's production was affected by a thirteen-week strike and a seven-week shut-down for repairs in 1995. The increase in production at the Golden Giant mine was partially offset by a decrease in production at most of the Company's other mines. The Kori Kollo mine production decreased by approximately 28,000 ounces during 1996 compared with 1995 because of the processing of lower grade ore.

       Sales revenue decreased in 1995 compared with 1994 primarily because of the decrease in sales volumes at the Golden Giant mine resulting from the shut-downs previously mentioned. This decrease was partially offset by increased sales volumes from the Kori Kollo mine, the Battle Mountain Complex mines and the Red Dome mine. Production volumes increased at the Kori Kollo mine in 1995 because of increased mill throughput. Production volumes at the Red Dome mine and the Battle Mountain Complex increased in 1995 because 1995 was the first full year of production from new mining areas at those sites.

Production Costs - The Company began reporting its operating costs on the basis adopted by The Gold Institute in 1996. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs.
Also, under this new North American standard, the Company presents costs on the basis of cost per ounce of gold sold as opposed to cost per equivalent ounce of gold produced.

CONSOLIDATED PRODUCTION COSTS PER OUNCE

                                                    Year ended December 31,
                                                    -----------------------
                                                    1996      1995     1994
                                                    -----    -----     ----
Direct mining costs                                 $ 215    $ 202    $ 169
Deferred stripping adjustments                          2       (1)       1
Third party smelting, refining and transportation
  costs                                                 7        8        7
By-product credits included in sales                  (19)     (26)     (22)
                                                    -----    -----    -----
       Cash operating costs                           205      183      155
Royalties                                              13       11       11
Production taxes                                        1        1        2
                                                    -----    -----    -----
       Total cash costs                               219      195      168
Depreciation, depletion and amortization               91       87       61
Reclamation and mine closure costs                     10        3        3
                                                    -----    -----    -----
       Total production costs                       $ 320    $ 285    $ 232
                                                    =====    =====    =====


RECONCILIATION OF TOTAL CASH COSTS PER OUNCE TO FINANCIAL

                                                  Year ended December 31,
                                               -------------------------------
                                                1996        1995         1994
                                               --------    --------   --------
Production costs per financial statements      $  257.2    $  228.4    $ 204.6
By-product credits included in sales              (20.0)      (25.3)     (23.6)
Operating costs during shut-downs                 --           (9.1)     --
Reclamation and mine closure costs                (10.3)       (2.8)      (3.2)
Other                                               (.2)        (.4)     --
                                               --------    --------    ------

Production costs for per ounce calculation
  purposes                                     $ 226.7     $ 190.8    $ 177.8
                                               =======     =======    =======
Gold ounces sold (thousands)                     1,034         978      1,058
                                               =======     =======    =======

Total cash costs per gold ounce sold           $   219     $   195    $   168
                                               =======     =======    =======


       Cash production costs increased in 1996 compared with 1995 primarily because of increased production from the Golden Giant mine and because of increased costs at the Kori Kollo mine. Production costs increased on a cost per gold ounce sold basis primarily because of the increased costs and lower mill ore grades at the Kori Kollo mine, increased costs at the San Luis and Pajingo mines resulting from these mines reaching the end of their lives and increased costs at the San Cristobal and Red Dome mines. Costs per ounce sold increased at the Red Dome mine because of the milling of lower grade ore from stockpiles subsequent to the completion of mining operations in 1996 at that location.

       Cash production costs increased in total and on a per ounce basis in 1995 compared with 1994. Cash production costs increased in total because of
increased production from most of the Company's higher cost mines.    Per ounce
costs increased because of increased mining and milling costs and reduced ore grades at the Golden Giant and Silidor mines in 1995. Total cash production costs include costs incurred by the Golden Giant mine during the periods that it was shut down in 1995. These costs were excluded from the cost per ounce sold calculations.

       Depreciation, depletion and amortization (DD&A) increased in total and on a cost per gold ounce sold basis in 1996 compared with 1995 primarily because of the earlier than expected completion of mining at the San Luis mine and a reduction in the estimate of remaining reserves at the Silidor mine. At both mine sites reserve estimate declines coincided with the Company's nearing completion of mining efforts, thereby requiring the remaining carrying values to be amortized over fewer ounces of expected future production. A full year of normal operation at the Golden Giant mine also contributed to the increase in total DD&A.

       DD&A increased in total and on a per ounce of gold sold basis for 1995 compared with 1994. DD&A increased on a per ounce sold basis primarily because of the high capital costs incurred to develop new areas at the Red Dome mine and the Pajingo Complex relative to the amount of production expected from these new areas. The increase in total DD&A was largely a result of substantial increases in production and sales from the Red Dome mine, where production is burdened by a high rate of DD&A.

       Reclamation and mine closure costs increased in total and on a cost per ounce sold basis in 1996 compared with 1995 because of revised estimates of reclamation and closure costs to be incurred upon completion of mining at the Kori Kollo, Reona and San Luis mines.

Exploration Costs - Exploration and evaluation expenses increased in 1996 compared with 1995 and 1994. In 1996, the Company expanded its exploration activities in Australia, Ghana, Indonesia and Bolivia, and also in the vicinity of currently operating mines (see "-- Liquidity and Capital Resources -- Investing Activities"). Exploration costs in 1996 were reduced by approximately $5.0 million in gains from the sale of various exploration prospects, including the Awak Mas prospect in Indonesia and the Glimmer prospect in Ontario, Canada. Exploration costs in 1995 were reduced by approximately $5.5 million in gains from the sale of various exploration prospects, consisting of a $4.2 million gain on the sale of the Plutonic Bore exploration project in Australia and $1.3 million in royalties received from the owner of the Triple P ore deposit (which project was sold by the Company in 1993). Exploration costs in 1994 were reduced by approximately $0.8 million in royalties from the owner of the Triple P ore deposit and a gain of $0.7 million from the sale of a prospect in Chile.

Merger Expenses - The Company incurred approximately $22.7 million related to the combination of Battle Mountain Gold Company and Hemlo Gold Mines Inc. ("Hemlo Gold") in July 1996.

Since the merger was accounted for as a pooling of interests, all merger costs were charged to expense in 1996.

Asset Write-downs - During the third quarter of 1996, the Company wrote down the carrying value of the Reona and San Cristobal mines in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The write-down of these properties was prompted by the continuing high operating costs experienced at these properties, which in turn caused management to prepare detailed mine studies and to revise mine plans as compared with previous forecasts. The Reona write-down totaled $17.5 million and the San Cristobal write-down totaled $17.6 million. In addition to these write-downs, Inti Raymi wrote off the remaining carrying value of idled oxide assets and accounts receivable related to take or pay lime purchase contracts and made a provision for obsolete and slow moving material and supplies inventory items totaling approximately $3.5 million.

       In June 1995, management decided that the Company would dismantle portions of the milling facility used for the milling of ore from the depleted Fortitude mine at the Battle Mountain Complex rather than renovate it for use in the Phoenix project or other possibilities. Consequently, the net carrying value of this mill and related facilities was written off during June 1995 and resulted in a charge to operations of approximately $2.2 million. Spare parts related to this milling facility were rendered obsolete by this decision, and therefore, $0.9 million was charged to milling and other plant costs.

General and Administrative Costs - The Company's general and administrative costs are presented on a consolidated basis without reduction for minority interests and include the following (in millions):

                YEAR ENDED DECEMBER 31,
             ---------------------------
                1996      1995      1994
             -------   -------   -------
BMG          $  11.4   $  11.0   $  11.4
Inti Raymi       2.3       2.5       1.6
NML              5.3       2.9       2.6
             -------   -------   -------
     Total   $  19.0   $  16.4   $  15.6
             =======   =======   =======

       Restructuring costs totaling approximately $2.0 million were the cause of the increase in NML's general and administrative expenses in 1996 compared with 1995.

Interest and Other Income - Interest and other income consists primarily of interest income which decreased in 1996 compared with 1995, and in 1995 compared with 1994 because of lower interest rates and lower average balances of invested cash.

Interest Expense And Interest Capitalized - Gross interest expense decreased slightly in 1996 compared with 1995 primarily as the result of the combination with Hemlo Gold. Cash balances from Hemlo Gold were used to repay outstanding indebtedness, and cash flow generated from Canadian operations has reduced the Company's borrowing requirements since the combination.

       Gross interest expense, including amounts capitalized, increased in 1995 compared with 1994 because of increased borrowings. In 1995, NML borrowed $30 million under a bridge financing in order to purchase an additional interest in the Lihir project. This borrowing was repaid in December 1995, and all of the interest expense was capitalized as part of the Lihir investment. Gross interest expense also increased because of borrowings under the Company's revolving credit facility during the fourth quarter of 1995, and all interest related to these borrowings was capitalized as part of the Crown Jewel and Phoenix projects.

       Interest with respect to borrowings attributable to any given project in the pre-commercial production stage is capitalized. Interest expense would be expected to increase when any acquisitions or mine development investments reach the operational stage. The interest cost associated with the 6 percent convertible subordinated debentures has been and continues to be capitalized as part of the Lihir investment. The Company expects interest expense to increase in 1997 because the Lihir project is expected to begin commercial production during 1997.

Income And Mining Taxes - The Company's provision for income tax expense in 1996 was approximately $37.4 million although the loss before income taxes was $25.2 million. This indicated 148% effective tax rate was a function of several factors, including the provision for Canadian income taxes on Canadian earnings of $18.2 million, the recording of a valuation allowance in the amount of approximately $10.2 million, the accrual of approximately $7.1 million in Canadian withholding taxes on distributed and retained earnings of BMC and the recording of $1.4 million in withholding taxes on earnings from Inti Raymi. Subsequent to the merger, the Company made the decision to repatriate retained and future earnings from BMC to the U.S. This decision required the Company to evaluate the continued realizability of certain tax benefits recognized in 1995 and 1994 in relation to foreign tax credit carryforwards and net operating loss carryforwards. As a result of this re-evaluation, management determined that a full valuation allowance was required in relation to these deferred tax assets. The decision to repatriate Canadian earnings was the result of the Company's cash needs for funding U.S. development projects and U.S. exploration activities and for other general purposes.

       The Company's effective income tax rate was 18 percent in 1995 compared with an income tax rate of 31 percent in 1994. The effective income tax rate for 1995 was affected by the recognition of U.S. deferred tax assets related to foreign tax credits. The Company previously treated foreign taxes paid as deductions for U.S. income tax purposes; however, the Company considered it to be more likely than not that the foreign taxes paid could be utilized as direct credits, given Inti Raymi's projected net income and ability to remit earnings in the form of dividends to BMG. The effective income tax rate for 1994 was influenced by a reduction in the Company's deferred tax valuation allowance.
In 1994, the Company determined that it was more likely than not that additional deferred tax benefits would be realized from the Company's expected profitability in 1995.

       Income tax expense in 1995 resulted primarily from Canadian income taxes on Canadian earnings and the accrual of withholding taxes on income from Inti Raymi.

       Mining taxes increased in 1996 compared with 1995 and decreased in 1995 compared with 1994. Such fluctuations were a direct result of the aforementioned Golden Giant mine shut-downs in 1995.

       Legislation was recently passed in Bolivia to amend the Bolivian Mining Code to subject all gold mining operations to an income tax as well as a sliding royalty on gold sales. Under the new legislation, the royalty will range from 3.5-7 percent, depending on the price of gold; however, income tax incurred at a rate of 25% will be creditable against the royalty imposed. This legislation eliminates the Company's exemption from income tax previously granted pursuant to certain provisions of the Mining Code. The Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition, cash flows or results of operations.

Minority Interest In Net (Income) Loss - In 1996, there was a net loss attributable to minority interests compared with net income attributable to minority interests in 1995. The net loss attributable to the minority interests resulted primarily from the $35.4 million loss incurred by NML in 1996. A major factor contributing to NML's net loss was the San Cristobal impairment charge, of which approximately $8.7 million was attributable to minority interests. Net income attributable to minority interests increased in 1995 compared with 1994 because of increased profits generated by the Company's majority-owned subsidiaries, Inti Raymi and NML.

        Net Income - The Company incurred a substantial net loss for the year ended December 31, 1996. The net loss was the result of several factors including: $22.7 million in merger expenses, $39.9 million in asset write-downs, a $10.2 million valuation allowance for U.S. income taxes, $7.1 million in Canadian withholding taxes, increased DD&A resulting from the reduction in estimated reserves at the Silidor and San Luis mines, the subsequent completion of mining at San Luis and $2.0 million of restructuring costs incurred by NML.

       Net income decreased in 1995 compared with 1994 primarily because of a decrease in operating income resulting from the shutdown of mining operations for a total of 20 weeks due to the strike and the shaft repairs at the Golden Giant mine during 1995. Operating income also decreased in 1995 because of the write-off of assets at the Battle Mountain Complex as described above and increased exploration expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Summary - At December 31, 1996, the Company had cash and cash equivalents of $94.0 million and an additional $9.0 million of restricted cash held by Inti Raymi for future debt service. Of the $94.0 million, $40.1 million was held by BMG, $31 million by BMC, $22.1 million by NML, and $0.4 million by Inti Raymi.

Operating Activities - The Company generated cash flow of $56.6 million, $73.9 million and $175.6 million from operating activities for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in cash flow from operating activities in 1996 compared with 1995 resulted primarily from the payment of merger expenses and decreased cash flows at the Kori Kollo mine and at the Company's mines other than Golden Giant. The decrease in cash flow from operations in 1995 compared with 1994 resulted primarily from decreased cash flows from the Golden Giant mine.

Investing Activities - Cash used for investing activities decreased to $55.2 million in 1996 after increasing to $145.1 million in 1995 from $95.3 million in 1994. The Company spent approximately $9.7 million on the Crown Jewel project, $10.3 million on the Phoenix project and $9.3 million on the Holloway mine during 1996. The Company spent approximately $67 million on the Lihir project during 1995. Expenditures in 1995 included the acquisition by NML of an additional interest in the Lihir Joint Venture (see "Investing Activities - Lihir Project" below). No such investment in Lihir was required in 1996.

       In 1995, in addition to the investment in Lihir, the Company spent a total of approximately $25 million at the Kori Kollo mine for capital expenditures and approximately $16.7 million for the development of the Holloway mine. Capital expenditures at the Kori Kollo mine in 1995 included approximately $6.3 million for the recovery enhancement system and $1.4 million for the tailings treatment facility. The Company spent a total of approximately $15.1 million on the recovery enhancement system and approximately $5.9 million on the tailings treatment facility. The remaining amount of approximately $17 million spent in 1995 at the Kori Kollo mine was primarily on various dewatering system projects and on the purchase of haul trucks and other mining equipment.

       The Company has included $54.2 million for capital expenditures in its 1997 business plan. The plan includes $10.1 million for development of Block 5 and the #7 ore pass at the Golden Giant mine and $10.2 million, $13.4 million and $6.1 million for development of the Phoenix, Pajingo (Vera/Nancy deposits) and Crown Jewel projects, respectively. Of the total 1997 projected expenditures, 57 percent is expected to be spent in North America, 14 percent in Latin America and 29 percent in the South Pacific, primarily Australia.

       Phoenix Project - The Phoenix project is located in the Copper Canyon area of the Battle Mountain Complex. Environmental permitting is proceeding and a Final Environmental Impact Statement is expected to be issued by the end of 1997 with anticipated commencement of construction in the spring of 1998.
An analysis of all the data obtained through the end of 1996 indicates that the ore body could sustain a milling rate of 14,000 tons per day. The estimated capital cost to develop a mine and build a mill and supporting infrastructure for an operation of this size would be in the range of approximately $150 million. A series of alternatives are being investigated in an attempt to decrease the capital cost of the project. The Company has spent $17.5 million on the development of this project through December 31, 1996.

       Crown Jewel Project - The Company expects to construct a 3,000 ton per day milling facility with possible start-up in the spring of 1999, depending on the impact of potential legal appeals and the time it will take to complete the permitting process. The Final Environmental Impact Statement (EIS) was issued in February 1997. The process of obtaining the numerous permits required to begin development and construction of the mine is underway. There may be appeals made related to the EIS and the permitting process and the impact and exact timing for resolution of these appeals is difficult to predict.

       To earn a 54 percent ownership interest in the Crown Jewel project, BMG has agreed to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. The total estimated cost of acquisition and development of the Crown Jewel project is approximately $142 million, excluding capitalized interest. As of December 31, 1996, $63.8 million ($55 million of which has been capitalized) has been spent.

       Lihir Project - The Company holds an indirect interest in the Lihir project through its 50.5 percent ownership of NML, which in turn now owns 17.15 percent of Lihir Gold Limited ("LGL"). LGL is now developing and constructing the Lihir project in Papua New Guinea. Work is progressing on the construction of the mining facilities and the production of oxide ore is expected to commence in mid-1997. LGL's manager estimates that the total initial capital cost of the Lihir project will be approximately 10% higher than the $673 million estimate prepared prior to the initial public offering in 1995, in each case excluding $147 million in exploration and pre-development costs expended by the Joint Venture participants. Notwithstanding this increase, LGL's manager is confident that it will have sufficient funds from cash on hand, cash flow from operations and existing committed borrowing facilities to complete construction of the Lihir project.

       Financing for the Lihir project involved bank debt facilities and an initial public offering of common stock of LGL. The initial public offering was completed on October 6, 1995. In connection with the LGL debt financing, NML has guaranteed, until project completion, 30 percent of LGL's obligations under the facility (which obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements). Neither BMG nor its non-NML subsidiaries have any obligation or liability under this guarantee. As of December 31, 1996, LGL has drawn approximately $60 million under this debt facility. In addition, NML has pledged its LGL shares as security under the facility until project completion.

       As of December 31, 1996, the carrying value of the Company's investment in the Lihir project was approximately $231 million. NML's interest in LGL is accounted for using the equity method of accounting.

       New World Project - In 1993, several special interest groups filed a complaint in U.S. District Court against Crown Butte Resources Ltd. ("Crown Butte"), a Canadian corporation in which the Company owns a 60% interest, and others, alleging that certain discharges from the Crown Butte controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found Crown Butte, and other defendants, liable for violations of the Clean Water Act. As a result of that ruling, Crown Butte and other defendants may be liable for costs of remediation, civil penalties and attorneys fees. It is not possible to predict the amount of such liability at this time. Additionally, the federal judge hearing the case has stayed all matters in the case in light of the August 12, 1996, Agreement between Crown Butte, the United States and certain special interest groups (the "August Agreement"). The August Agreement provides a framework for Crown Butte to exchange property interests within the New World Mining District near Yellowstone National Park for government owned property interests or assets having a value of $65 million. The August Agreement also provides that, subsequent to the exchange, Crown Butte would set aside $22.5 million in an escrow account for reclamation and restoration purposes in the New World District. The Company has announced that it would vote its sixty percent interest in Crown Butte in favor of the August Agreement. Pursuant to the August Agreement, Crown Butte has suspended permitting efforts pending the completion of the exchange. The completion of the exchange would result in the settlement of litigation under the Clean Water Act and releases between the parties as to any further environmental liabilities. The agreement contains a number of conditions including acquisition of certain property interests by Crown Butte, governmental identification and acceptance by Crown Butte of the exchange properties and subsequent approval of the exchange by the requisite number of Crown Butte shareholders. Crown Butte has the ability to withdraw from the agreement at certain times in the event that the U.S. government has not identified exchange properties acceptable to Crown Butte and if the U.S. government does not transfer the exchange property within a set period of time. Failure to complete the exchange would result in the Clean Water action proceeding.

Exploration - The Company currently estimates that it will spend approximately $35 million on its 1997 exploration programs in search of potential additional mineral deposits. Of this amount, 31 percent is budgeted to be spent in North America, 23 percent in Central and South America, 29 percent in the western Pacific and Africa. The remaining 17 percent of the budgeted amount is earmarked for evaluation of yet to be identified exploration opportunities worldwide. During 1996, the Company spent approximately $38.5 million on exploration and evaluation activities.

Financing Activities - The Company canceled its previously existing revolving credit agreement in the third quarter of 1996 and is currently negotiating with a syndicate of banks to put in place a new $150 million credit facility. BMC currently has a line of credit in place with a Canadian bank in the amount of C$40 million and US$5 million.

       BMG's majority-owned Bolivian subsidiary, Inti Raymi, borrowed funds from three international agencies under three separate but coordinated financing facilities that provided most of the funding necessary for the development of the Kori Kollo mine. Each of these facilities imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders and limits additional fixed asset purchases or dispositions, debt and liens. As of February 28, 1997, Inti Raymi owed an aggregate of $52.2 million under these facilities. The International Finance Corporation (IFC) facility includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time, at the IFC's option, into a 3.98 percent ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid in semi-annual installments which commenced in December 1994 and will continue through June 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends. In 1996, Inti Raymi paid dividends of $17 million to its shareholders ($15 million to BMG).

       The Company does not expect NML to pay dividends currently because of NML's other business commitments and plans for its working capital.

Conclusion - The Company expects the cash currently held along with cash flows from operations to be adequate to meet its future cash needs.

Government Regulation - All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts its business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units of production method such that the estimated cost of ultimate reclamation is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the obligations to be incurred is uncertain, the Company estimated these future costs to be approximately $44.6 million at December 31, 1996, of which $14.2 million had been accrued and included in long-term liabilities in the Company's consolidated balance sheet.

       Legislative amendment of the General Mining Law, under which the Company holds claims on public lands in the U.S., could take place in 1997. Among other things, such legislation could impose a royalty on production from public lands. Approximately 40 percent of the Reona reserves, 23 percent of Phoenix project reserves and 80 percent of the Crown Jewel ore body are on public lands. However, a First Half - Mineral Entry Final Certificate has been issued with respect to the unpatented portion of the Crown Jewel ore body and mineral surveys have been completed for the claims constituting the unpatented portion of the Reona and Phoenix project reserves. The Company cannot predict whether existing law will be amended, the extent of such amendment or the impact of any such change on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming current gold prices.

       The Company has investigated the discharge to groundwater of chloride
(salt) from the tailings facility at the Battle Mountain Complex. This facility was unlined at the time it was constructed in keeping with then-accepted practice. The Company is continuing to evaluate mitigation alternatives to achieve applicable standards. The Company currently expects to achieve the applicable standards by utilizing the high chloride water in connection with its proposed Phoenix operation. Pursuant to the State-issued Water Pollution Control Permit covering the site, the Company has prepared, submitted and implemented a work plan for further investigation of groundwater in a highly mineralized area where sampling has indicated that the groundwater is acidic and high in metals. Due to the preliminary nature of this investigation, it is not possible to estimate what, if any, remediation might be required with respect to this area.

       In Bolivia, new environmental regulations to implement federal legislation passed in 1992 became effective in December 1995. The new regulations generally require obtaining environmental licenses for both existing and new projects, including where needed, the preparation of environmental impact studies, set air and water quality discharge standards, provide protocols for dealing with and remediating the effects on the environment of hazardous substances, set site environmental management standards and provide procedures and schedules for existing operations to come into compliance. Such regulations contain new environmental standards and requirements applicable to the Company's Kori Kollo project which, depending on how the regulations are implemented and interpreted, could require expenditures and changes in operations, and it is possible that such expenditures and changes could have a material adverse effect on the Company's financial condition, cash flows or results of operations. As contemplated by the requirements for existing operations, the Company has commenced preparation of an Environmental Statement which will describe and evaluate the operation under the new regulations. Based on the Company's evaluation of the data collected to date and assuming reasonable interpretation and implementation of the regulations, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition or results of operations.

Forward Sales and Hedging - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

       Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1996, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties, on a quarterly basis, the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The net unamortized cost of the premiums paid for these caps, amounting to $0.2 million at December 31, 1996, has been included in other assets. Since the interest rate caps were put in place, the Company has amortized approximately $0.5 million of such premiums and has received approximately $0.2 million in settlement of expiring caps.

       The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's forward sales contracts at December 31, 1996:

                                                                Average Price
                                                 Amount            Per Unit               Period
                                               ----------     ------------------   ---------------------
BMG
  Forward sales contracts
    Gold                                       91,000 oz             US$411           Jan 97 - Jul 97

NML
  Forward sales contracts
    Gold                                       42,000 oz             A$570                 Jan 97
                                               34,000 oz             US$402                Jan 97
    Copper                                    2,000 tonnes          US$1,851               Feb 97

       At December 31, 1996, the aggregate amount by which the net market value of the Company's open forward sales contracts is greater than the spot price of $369 per ounce of gold and $1,832 per tonne of copper was $8.4 million, of which $2.3 million is attributable to minority interests. Australian dollar contracts were converted to U.S. dollars at the December 1996 month end exchange rate of US$0.79 to A$1.

       At December 31, 1996, the Company had outstanding the following forward currency contract:

                                    Amount Covered              Average Exchange
          Currency                  (U.S. Dollars)            Rate to U.S Dollars           Expiration Date
          --------                  --------------            -------------------           ---------------
      Canadian Dollars               $98.6 million                    $1.36                    Jan 1997

       The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its interest rate caps, forward sales contracts and forward currency contracts, but does not expect any counterparties to fail to meet their obligations. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

       In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flow for specific needs.

Foreign Operations - The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. The identifiable assets attributable to operations of the Company outside the U.S. and Canada as of December 31, 1996, were approximately $592.6 million and mining operations outside the U.S. and Canada represented approximately 51 percent of the total gross revenues of the Company for the year ended December 31, 1996. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

       In Bolivia, presidential and congressional elections are scheduled for mid-1997. Under the Bolivian constitution, a sitting president cannot serve consecutive terms. Therefore, a change in administration will occur in 1997. The current administration has initiated far reaching programs to decentralize central government's authority, to decentralize the distributions of the tax revenues, to reform the education and tax system and to promote private ownership of previously state-owned companies. While the Company believes these reforms are beneficial to the Bolivian people and the Bolivian economy, it is difficult to predict the ultimate impacts of these and associated reforms, and a change in administration, on the Company's Bolivian operations.

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

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that the Company believes are reasonable, but it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                          Page
                                                                          ----

 I.    Battle Mountain Gold Company

       Reports of Independent Accountants. . . . . . . . . . . . . . .    54-55

       Consolidated Statement of  Operations . . . . . . . . . . . . .     56

       Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . .     57

       Consolidated Statement of Shareholders' Equity. . . . . . . . .     58

       Consolidated Statement of Cash Flows. . . . . . . . . . . . . .     59

       Notes to Consolidated Financial Statements. . . . . . . . . . .     60

       Supplemental Financial Information (Unaudited). . . . . . . . .     86

II.    Lihir Gold Limited (A Development Stage Company)

       The financial statements of Lihir Gold Limited, as required by Rule 3-09(b) of the Securities Exchange Act of 1934, will be filed through amendment to this Form 10-K within 180 days of December 31, 1996, pursuant to Financial Reporting Release No. 44.

                       Report of Independent Accountants




To the Board of Directors and Shareholders of Battle Mountain Gold Company

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements of Battle Mountain Gold Company listed in the index appearing under Item 14(a)(1) on page 88 present fairly, in all material respects, the financial position of Battle Mountain Gold Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Hemlo Gold Mines Inc., which statements reflect total assets of $392 million at December 31, 1995, and total revenues of $102 million and $187 million for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hemlo Gold Mines Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Houston, Texas
February 28, 1997

                 Report of Independent Chartered Accountants

To the Shareholders of
HEMLO GOLD MINES INC.



We have audited the consolidated balance sheet of Hemlo Gold Mines Inc. as at December 31, 1995 and the consolidated statements of earnings and retained earnings and cash flows for the two year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and the results of its operations and the changes in its financial position for the two year period ended December 31, 1995 in accordance with accounting principles generally accepted in Canada.



Toronto, Canada                    Ernst & Young
February 8, 1996                   Chartered Accountants

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                           1996             1995           1994
                                                                           --------------------------------------
                                                                             (Expressed in millions except
                                                                                   per share amounts)
SALES                                                                     $424.0          $401.2         $430.4
                                                                          ------          ------         ------
COSTS AND EXPENSES
       Production costs                                                    257.2           228.4          204.6
       Depreciation, depletion and amortization                             94.2            86.5           76.4
       Exploration, evaluation and other lease costs, net                   33.5            23.9           23.3
       Merger expense (Note 2)                                              22.7             --             --
       Asset write-downs (Note 5)                                           39.9             2.2            --
       General and administrative expenses                                  19.0            16.4           15.6
                                                                          ------          ------         ------
       Total costs and expenses                                            466.5           357.4          319.9
                                                                          ------          ------         ------
OPERATING INCOME (LOSS)                                                    (42.5)           43.8          110.5
                                                                          ------          ------         ------

       Interest and other income (Note 10)                                   8.2            11.8           11.1
       Interest expense                                                    (13.3)          (16.2)         (14.1)
       Interest capitalized (Note 3)                                         6.4             8.6            6.4
                                                                          ------          ------         ------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                                         (41.2)           48.0          113.9
       Income tax expense (Note 8)                                         (37.4)           (7.5)         (33.4)
       Mining taxes (Note 8)                                               (11.7)           (4.7)         (19.4)
       Minority interest in net (income) loss                               16.0            (6.1)          (4.4)
                                                                          ------          ------         ------

NET INCOME (LOSS)                                                          (74.3)           29.7           56.7
       Preferred dividends                                                   7.5             7.5            7.5
                                                                          ------          ------         ------

NET INCOME (LOSS) TO COMMON SHARES                                        $(81.8)         $ 22.2         $ 49.2
                                                                          ======          ======         ======

NET INCOME (LOSS) PER SHARE:                                              $ (.36)         $  .10         $  .21
                                                                          ======          ======         ======

DIVIDENDS PER COMMON SHARE                                                $  .07          $  .08         $  .13
                                                                          ======          ======         ======

AVERAGE COMMON SHARES OUTSTANDING FOR
  INCOME PER SHARE PURPOSES                                               $229.6          $233.4         $229.4
                                                                          ======          ======         ======


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                       DECEMBER 31,
                                                                  --------------------
                                                                    1996        1995
                                                                  --------    --------
ASSETS                                                           (Expressed in millions)
Current assets:
       Cash and cash equivalents                                  $   94.0    $  132.5
       Restricted cash (Note 1)                                        9.0         9.7

       Accounts receivable                                            48.7        30.6
       Product inventories                                            10.4         6.3
       Materials and supplies inventories                             28.9        31.7
       Other current assets                                           12.7        13.0
                                                                  --------    --------
       Total Current assets                                          203.7       223.8
                                                                  --------    --------

Investments (Note 3)                                                 248.8       247.1
Property, plant and equipment, net (Note 4)                          565.4       637.7
Other assets                                                          19.0        33.3
                                                                  --------    --------
       Total assets                                               $1,036.9    $1,141.9
                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Short term borrowings                                      $   21.8    $   14.8
       Current maturities of long-term debt (Note 6)                  13.6        13.4
       Accounts payable and accrued liabilities                       24.5        21.8
       Interest payable                                                6.9         7.2
       Salaries, wages and benefits payable                           13.3         5.9
       Income and mining taxes payable (Note 8)                       18.1        10.4
       Other current liabilities                                       6.1         5.0
                                                                  --------    --------
       Total current liabilities                                     104.3        78.5
                                                                  --------    --------

Long-term debt (Note 6)                                              139.2       169.2
Deferred income and mining taxes (Note 8)                            106.9       106.7
Deferred mine reclamation and closure costs                           20.2        13.2
Other liabilities                                                     20.8        21.3
                                                                  --------    --------
       Total liabilities                                             391.4       388.9
                                                                  --------    --------

Minority interest                                                    107.2       123.6
                                                                  --------    --------

Commitments and Contingencies (Note 14)                               --          --

SHAREHOLDERS' EQUITY: (NOTE 7)
       Convertible preferred stock, $1.00 par value:
       Authorized - 50,000,000 shares; issued and outstanding,
       1996 and 1995 - 2,299,980 shares                              110.6       110.6
       Common stock, $.10 par value:
       Authorized - 500,000,000 shares; issued and outstanding,
       1996 - 229,588,170 shares and 1995 - 229,108,142 shares        11.3         8.1
       Additional paid-in capital                                    344.2       344.0
       Retained earnings                                              87.6       184.8
       Cumulative foreign currency translation adjustment            (15.4)      (18.1)
                                                                  --------    --------
       Total shareholders' equity                                    538.3       629.4
                                                                  --------    --------
       Total liabilities and shareholders' equity                 $1,036.9    $1,141.9
                                                                  ========    ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Expressed in millions)


                                                                 Additional                    Currency          Total
                                      Preferred      Common        Paid-in      Retained     Translation     Shareholders'
                                       Shares        Shares        Capital      Earnings      Adjustment         Equity
                                      ---------      ------      ---------      --------     -----------     -------------
December 31, 1993, as previously
     reported                         $  110.6       $  8.0      $  202.0      $  52.3        $  (3.3)        $  369.6
Pooling of interests with Hemlo Gold
     Mines Inc.                              -            -         116.2        108.3          (11.1)           213.4
                                      --------       ------      --------      -------        -------         --------
December 31, 1993 as restated            110.6          8.0         318.2        160.6          (14.4)           583.0

     Shares issued                           -          0.1           6.2            -              -              6.3
     Exercise of NML options                 -            -          (1.2)           -              -             (1.2)
     Shares issued in exchange
     for shares of Freewest
     Resources Inc.                          -            -          27.6            -              -             27.6
     Net income                              -            -             -         56.7              -             56.7
     Common stock dividends                  -            -             -        (28.7)             -            (28.7)
     Preferred stock dividends               -            -             -         (7.5)             -             (7.5)
     Currency translation adjustments        -            -             -            -           (9.6)            (9.6)
                                      --------       ------      --------      -------       --------           ------
December 31, 1994                        110.6          8.1         350.8        181.1          (24.0)           626.6

     Shares issued                           -            -           2.0            -              -              2.0
     Exercise of NML options                 -            -          (2.2)           -              -             (2.2)
     LGL equity offering                     -            -          (6.6)           -              -             (6.6)
     Net income                              -            -             -         29.7              -             29.7
     Common stock dividends                  -            -             -        (18.5)             -            (18.5)
     Preferred stock dividends               -            -             -         (7.5)             -             (7.5)
     Currency translation adjustments        -            -             -            -            5.9              5.9
                                      --------       ------      ---------     -------       --------         --------
December 31, 1995                        110.6          8.1          344.0       184.8          (18.1)           629.4

     Shares issued                           -            -            3.4           -              -              3.4
     Shares exchanged                        -          3.2           (3.2)          -              -                -
     Net loss                                -            -              -       (74.3)             -            (74.3)
     Common stock dividends                  -            -              -       (15.4)             -            (15.4)
     Preferred stock dividends               -            -              -        (7.5)             -             (7.5)
     Currency translation adjustments        -            -              -           -            2.7              2.7
                                      ========      =======      =========     =======       ========         ========
December 31, 1996                     $  110.6      $  11.3      $   344.2     $  87.6       $  (15.4)        $  538.3
                                      ========      =======      =========     =======       ========         ========





   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                  --------------------------
                                                                   1996      1995      1994
                                                                  ------    -------   ------
                                                                   (Expressed in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                          $(74.3)   $ 29.7    $ 56.7
                                                                  ------    ------    ------
       Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
       Depreciation, depletion and amortization                     94.2      86.5      76.4
       Gain from sales of assets                                    (0.2)     (5.2)     (0.9)
       Asset write-downs (Note 5)                                   39.9       2.2        --
       Increase in accrued reclamation costs                         7.0        .9       2.4
       Loss on foreign currency transactions                         2.2        .4       2.1
       Net change in working capital accounts  (Note 16)            (5.4)    (44.1)     37.7
       Increase in non-current portion of deferred mining costs     (0.7)     (2.3)     (6.6)
       Deferred income tax (benefit) expense                        10.8      (1.3)      1.8
       Minority interest in net income (loss)                      (16.0)      6.1       4.4
       Other changes, net                                           (0.9)      1.0       1.6
                                                                  ------    ------    ------
TOTAL ADJUSTMENTS                                                  130.9      44.2     118.9
                                                                  ------    ------    ------
NET CASH FLOWS FROM OPERATING ACTIVITIES                            56.6      73.9     175.6
                                                                  ------    ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of assets                                  .9       5.6        .3
       Acquisition of minority interest                               --        --      (5.2)
       Capital expenditures                                        (57.0)   (144.6)    (90.1)
       Increase in cash held in escrow                               (.3)     (5.0)       --
       Other, net                                                    1.2      (1.1)      (.3)
                                                                  ------    ------    ------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (55.2)   (145.1)    (95.3)
                                                                  ------    ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash proceeds from stock issuances                               2.5      19.9       6.6
    Cash proceeds from borrowings                                   18.7      73.9        --
    Increase (decrease) in short term borrowings                     8.8        --        --
    Cash dividend payments                                         (22.6)    (26.0)    (36.2)
    Debt repayments                                                (50.4)    (77.0)    (31.4)
    (Increase) decrease in restricted cash (Note 1)                   .7       (.9)     (8.1)
    Other, net                                                        .2       (.1)      (.1)
                                                                  ------    ------    ------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                        (42.1)    (10.2)    (69.2)
                                                                  ------    ------    ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              2.2       4.4      (8.6)
                                                                  ------    ------    ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (38.5)    (77.0)      2.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     132.5     209.5     207.0
                                                                  ------    ------    ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 94.0    $132.5     209.5
                                                                  ======    ======    ======

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

Nature of Operations - Battle Mountain Gold Company ("BMG") and its subsidiaries (collectively the "Company") are engaged in the mining and processing of gold, silver and copper ore in the United States, Canada, Bolivia, Chile and Australia and in the exploration and evaluation of precious metals properties, primarily in Latin America, the western Pacific, Canada, Australia and the United States. BMG was incorporated in Nevada in 1985.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries. All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Consistent with accepted mining industry practices, interests in unincorporated mining joint ventures are reported using the proportionate consolidation method whereby the Company reports its proportionate share of assets, liabilities, revenue and expenses.

Estimates, risks and uncertainties - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to mineral reserves, reclamation and environmental obligations, postretirement and other employee benefit liabilities, valuation allowances for deferred tax assets, fair value of financial instruments and future cash flows associated with assets. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

       Realization of the Company's assets is subject to various risks including permitting of the Company's new mines, reserves estimation, gold prices and environmental factors.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Bullion and bullion settlements receivable are included as cash equivalents because they are readily convertible into known amounts of cash through forward sales transactions.

Restricted Cash - At December 31, 1996 and 1995, the Company held $9.0 million and $9.7 million, respectively, in a debt reserve account in The Bank of New York for payment of interest and principal obligations related to the Companys' Kori Kollo project financing (Note 6). For purposes of the Statement of Cash Flows, the movement on this account has been considered a financing activity.

Revenue Recognition - Revenue is recognized when dore (a combination of gold and silver) reaches saleable form or when concentrates are delivered against sales agreements or contracts and risk of loss passes to the buyer.

Accounts Receivable - Accounts receivable at December 31, 1996 and 1995 include other receivables of approximately $6.9 million and $7.7 million, respectively, relating to Value Added Tax (VAT) credit and import duty receivables due from the Bolivian government.

Product Inventories - Generally, inventories, consisting of gold, silver and copper, are reported at the lower of cost or net realizable value, using the first-in, first-out method. Gold produced by the Company's Golden Giant mine is valued at estimated net realizable value when it reaches a saleable form.

Materials and Supplies Inventories - Inventories of materials and supplies are valued at the lower of average cost or estimated net realizable value.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Expenditures for development of new mines and major development expenditures at existing mines, which are expected to benefit future periods, are capitalized. Exploration and development costs expended to maintain production at operating mines are charged to expense as incurred. In certain cases, mining costs associated with waste rock removal are deferred as development costs and charged to operations on the basis of the average stripping ratio over the life of the mine.

       Other property, plant and equipment includes capitalized lease costs and mine development costs for projects in progress. Capitalized exploration costs are evaluated on an annual basis and costs attributable to unproductive projects are charged directly to abandonment expense.

       Generally, depreciation, depletion and amortization of mining properties and related assets is determined using the units of production method based upon estimated recoverable ore reserves. However, assets having an estimated life less than the estimated life of the associated mineral deposits are depreciated on a straight-line basis over the expected life of the asset.

Impairment of Long-Lived Assets - In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Note 5). SFAS No. 121 prescribes that an impairment loss is recognized in the event facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows.

Investments - Investments in companies owned 20 percent to 50 percent, or where the Company has the ability to exercise significant influence, are accounted for using the equity method. Other investments, consisting of investments in non-marketable securities of companies in which it owns less than a 20 percent interest and does not have the ability to exercise significant influence, are recorded at the lower of cost or market. Where a decline in the value of an investment is other than temporary, the investment is written down by a charge against earnings.

Exploration and Evaluation Expenditures - With the exception of lease acquisition costs incurred to acquire mineral rights, the Company charges all exploration and pre-development evaluation expenditures to expense as incurred prior to delineation of economic mineralization. Exploration costs incurred subsequent to delineation of economic mineralization are capitalized.

Capitalization of Operating Results During Mine Development - The Company considers a mine to be in commercial production after the mine has operated at 60% or more of expected capacity for three consecutive months. During pre-commercial production periods, operating costs may exceed revenues earned from the sale of precious metals produced, in which case all such costs incurred, net of revenues earned, are capitalized as property costs.

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

Income and Mining Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. Mining taxes primarily represent Canadian taxes levied on mining operations.

Stock-Based Compensation - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 11).
Accordingly, no compensation cost was recorded for employee-based compensation plans. However, the Company uses SFAS No. 123 in accounting for non-employee stock-based compensation (see Note 11).

Currency Translation - Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Shareholders' Equity. For foreign subsidiaries with U.S. dollar functional currency, the effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in a foreign currency are translated at average exchange rates and included in income.

Income (Loss) Per Share - Income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the year, adjusted for common stock equivalents, if dilutive. Fully diluted income (loss) per share is not presented for any year because the effect of other dilutive securities would be antidilutive.

Issuance of Stock by Subsidiaries - The issuance of stock by subsidiaries is accounted for as a capital transaction in the consolidated financial statements.

Hedging Transactions - In the normal course of business, the Company may use derivative and financial instruments to reduce commodity price, foreign currency exchange rate and interest rate risks. The Company does not hold or issue derivative instruments for trading purposes.

       The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper.

       Spot deferred sales contracts allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium at the time of the deferral, as long as certain conditions are satisfied. Although spot deferred sales contracts could limit amounts realizable during a period of rising prices, the Company may, and generally does, "roll forward" its spot deferred contracts to future periods in order to realize current market price increases, while maintaining future downside protection.

       Gains, losses or expenses related to fixed forward and spot deferred sales contracts for the sale of its produced metals are netted against revenue when the hedged production is sold. The Company may also purchase put options for the sale of its produced metals. The premiums paid for the acquisition of put options are netted against revenue in the period of expiry.

       Premiums paid for purchased interest rate caps are amortized as interest expense over the terms of the interest rate cap agreement. Unamortized premiums are included in other assets in the consolidated balance sheet. Gains (losses) under cap agreements are accrued as a reduction of (increase to) interest expense.

       Gains and losses on transactions involving foreign exchange contracts designated as hedges of existing assets and liabilities are deferred as exchange rates change and recognized in income as foreign currency exchange gains (losses) when the underlying transactions are realized. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are deferred as exchange rates change and recognized in Shareholders' Equity as foreign currency translation adjustments when the underlying transactions are realized. Amortization of the discount or premium on such contracts is recognized in Shareholders' Equity as foreign currency translation adjustments over the life of the contract.

Reclassifications - Certain prior-period amounts have been reclassified in the consolidated financial statements in order to conform with current year classification.

Note 2.  Combination and Acquisitions

Merger with Hemlo Gold Mines Inc. - On July 19, 1996, BMG combined with Hemlo Gold Mines Inc. (now known as Battle Mountain Canada, Ltd. ("BMC")), a precious metals mining company engaged in the mining and processing of gold ore in Canada and the exploration and development of precious metals properties in Canada, the United States, Australia, Mexico, Chile and Ghana, through a merger which resulted in BMC becoming a wholly-owned subsidiary of BMG. Pursuant to the combination agreement, each holder of BMC Common Shares received 1.48 Exchangeable Shares for each BMC Common Share held (see Note 7). The combination was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of BMC for all periods prior to the merger.
Merger costs of approximately $22.7 million were charged to expense in the third and fourth quarters of 1996.

       In connection with the BMC merger, the method used by BMC to account for income taxes was conformed to that used by BMG. A conforming adjustment of approximately $12.3 million was retroactively made to the December 31, 1995 consolidated balance sheet of BMG to gross up the purchase price of BMC's 1994 Freewest Resources Inc. acquisition for related deferred taxes as required by SFAS No. 109. All other adjustments are reclassifications solely to conform financial statement presentation. BMG and BMC had no significant intercompany transactions prior to the merger.

       There were no conforming adjustments required to reconcile the previously separate results of operations of BMG and BMC to the restated combined results, as evidenced below (expressed in millions):

                     For the year ended     Six months ended
                         December 31              June 30,
                     ------------------     ----------------
                      1995        1994             1996
                     ------      ------           ------
Revenues:
   BMG               $299.3      $243.0           $140.4
   BMC                101.9       187.4             85.0
                     ------      ------           ------
   Combined          $401.2      $430.4           $225.4
                     ======      ======           ======

Net income (loss):
   BMG               $ 15.2      $  9.6           $ (8.1)
   BMC                 14.5        47.1             18.5
                     ------      ------           ------
   Combined          $ 29.7      $ 56.7           $ 10.4
                     ======      ======           ======

Niugini Mining Limited ("NML") - In the aggregate, since 1989, the Company has paid approximately $204 million for 59.3 million shares of the common stock of NML, representing a 50.5 percent ownership interest as of December 31, 1996.
In May 1995, BMG's ownership interest was diluted due to employee stock options exercised during the year, and the Company recorded an adjustment of approximately $2 million to reduce the carrying value of its investment in NML to reflect the resulting reduction in ownership interest. In December 1995, the Company paid approximately $17 million to purchase an additional 11.9 million shares of NML common stock through exercise of its share of options issued to NML's shareholders in May 1995.

Empresa Minera Inti Raymi, S.A. ("Inti Raymi") - As of December 31, 1996, the Company has invested an aggregate of $41.1 million in cash and 9.0 million of its common shares (valued at approximately $76.3 million) to acquire its 88 percent equity in Inti Raymi, a Bolivian gold mining company. At December 31, 1996, the carrying value, net of accumulated amortization, attributed to the Company's share of the Kori Kollo and Llallagua gold deposits exceeded its proportionate share of Inti Raymi's historical cost basis in the deposits by $72 million. This excess has been capitalized to property and is being amortized by the units of production method based on the deposits' estimated recoverable reserves. Amortization of the excess cost amounted to $10.6 million, $10.8 million and $11.1 million in 1996, 1995 and 1994, respectively.

Acquisition of Freewest Resources Inc. - Effective December 16, 1994, the Company acquired all of the outstanding shares of Freewest Resources Inc.
(Freewest) through an acquisition accounted for as a purchase.   The Company
issued common shares valued at $27.6 million and paid $0.4 million in cash in exchange for an additional 81 percent interest in Freewest. The acquisition increased the Company's direct interest in the Holloway Joint Venture from 50.8 percent to 84.7 percent.

Note 3.  Investments

       The Company's long-term investments as of December 31 include the following:

                               1996       1995
                               ----       ----
                             (expressed in millions)
Lihir Gold Limited             $231.1   $225.2
Cash surrender value of life
  insurance, net                  5.3      4.5
Mico Investments Limited         11.0     11.0
Other                             1.4      6.4
                               ------   ------
                               $248.8   $247.1
                               ======   ======

       Lihir Gold Limited ("LGL"), which is a company created specifically for the development, financing, operating and ownership of the Lihir project in Papua New Guinea, completed an initial public offering of common stock on October 6, 1995. LGL was formed and initially owned by the prior participants in the Lihir Joint Venture, which included a 30 percent ownership by NML, a 40 percent ownership by a subsidiary of RTZ Corporation and a 30 percent ownership by an entity of the Papua New Guinea government. As a result of the initial public offering, NML now owns a 17.15 percent interest in LGL, to which BMG's attributable interest is 8.7 percent. Effective October 1995, NML's interest in LGL is accounted for using the equity method of accounting, due to its ability to exercise significant influence; the Company's investment in the Lihir Joint Venture was previously recorded in property, plant and equipment. The quoted market value per share of LGL common stock at December 31, 1996 and 1995, was $1.90 and $1.09, respectively.

       The initial public offering by LGL was the final transaction in a series of planned transactions which restructured and reduced BMG's participation in the Lihir project. The Company recorded the effects of this series of transactions in the fourth quarter of 1995. An increase in NML's shareholders' equity of approximately $57 million related to the issuance of the LGL common stock at a value in excess of NML's carrying value per share in LGL was recorded. This increase was recorded as a credit to additional paid-in capital consistent with the Company's accounting policy regarding transactions of this nature. An offsetting increase in the carrying value of NML's investment in LGL was recorded. The Company attributed $28 million of this increase to minority interest in its consolidated financial statements; the remainder was credited to additional paid-in capital. As a result of these transactions, the Company also amortized approximately $35 million of its investment in NML attributable to the LGL investment. This amortization was recorded as a charge to additional paid-in capital. The net result of these transactions in the Company's consolidated financial statements was an increase in the carrying value of the LGL investment of approximately $22 million, an increase in minority interest of approximately $28 million and a net decrease in additional paid-in capital of approximately $6 million.

       At December 31, 1996, the carrying value attributed to the Company's proportionate share of NML's investment in LGL exceeded its proportionate share of NML's historical cost basis in LGL by approximately $124 million. Such excess will be amortized against the Company's share of the earnings of LGL based on the estimated recoverable reserves attributable to the Lihir project upon commencement of production.

       Interest costs amounting to $6.0 million in 1996, $7.8 million in 1995 and $6.0 million in 1994 were capitalized in connection with the Company's investment in the Lihir project.

Note 4. Property, plant and equipment

       Property, plant and equipment as of December 31 consists of the following:

                                                                                                  1996         1995
                                                                                                 --------    --------
                                                                                                (expressed in millions)
Leasehold and mine development                                                                   $  315.2    $  247.0
Mining, milling and other equipment                                                                 545.5       526.3
Other                                                                                               238.3       296.0
                                                                                                 --------    --------
                                                                                                  1,099.0     1,069.3
Accumulated depreciation, depletion and amortization                                               (533.6)     (431.6)
                                                                                                 --------    --------
                                                                                                 $  565.4    $  637.7
                                                                                                 ========    ========

Note 5. Asset Write-downs

       In the third quarter of 1996, the Company recorded $35.1 million of asset write-downs related to its Reona and San Cristobal mines. In accordance with the provisions of SFAS No. 121 and the Company's impairment policy, the carrying value of the Reona mine was written down by $17.5 million and the carrying value of the San Cristobal mine, owned by NML, was written down by $17.6 million ($8.9 million after consideration of minority interests). The fair value of the assets was determined by using the present value of the estimated future net cash flows from the projects. The write-down was necessitated by lower performance expectations resulting from an analysis of actual heap leach performance during the six months of operations prior to the write-down, updated projections of heap leach performance as contrasted with previously anticipated performance and higher estimates of reclamation and closure costs. The write-down of San Cristobal was necessitated by recent detailed mine studies and a review of related projects.

       Also, in 1996, the Company's Inti Raymi and BMC subsidiaries recorded asset writedowns totaling $4.8 million in relation to certain idled plant assets, uncollectable receivables and obsolete materials and supplies inventories, based on recent evaluations as to the recoverability of these assets.

       In June 1995, the Company decommissioned and dismantled the milling facility formerly used at the depleted Fortitude mine in Nevada. Accordingly, the remaining net carrying value of this mill and related facilities of approximately $2.2 million was charged to operations. In addition, $0.9 million was charged to milling and other plant costs, representing the carrying value of spare parts rendered obsolete by the decommissioning of the milling facility.

Note 6.  Debt

       The Company had the following long-term debt outstanding as of December
31:

                                                              1996       1995
                                                              ----       ----
                                                          (expressed in millions)
Convertible subordinated debentures, due 2005, 6%             $100.0   $100.0
Revolving credit facility, due 2000, variable rate                --     17.0
Inti Raymi Kori Kollo project financing:
       IFC loan, variable rate                                  17.5     22.5
       IFC convertible loan, variable rate with 11% minimum      5.0      5.0
       OPIC loan, variable rate                                 20.1     25.8
       Restructured OPIC loans, variable rate                    2.1      2.7
       CAF loan, variable rate                                   7.5      9.6
Other                                                            0.6      --
                                                              ------   ------
    Total                                                      152.8    182.6
Less current portion of long-term debt                          13.6     13.4
                                                              ------   ------
Total long-term debt                                          $139.2   $169.2
                                                              ======   ======

       The convertible subordinated debentures are convertible into shares of the Company's common stock at a conversion price of $20.625 per share, subject to anti-dilution adjustment in certain circumstances. There are 4.8 million shares of the Company's common stock reserved for issuance upon conversion of the debentures. The debentures are redeemable at the Company's option at any time at par value plus accrued interest. There are no sinking fund requirements, and interest is payable annually.

       In November 1995, the Company entered into a committed non-reducing revolving credit agreement with a syndicate of six banks, led by Citibank N.A. as agent. This facility, which had an original termination date of November 6, 2000, provided for unsecured borrowings of up to $75 million. In August 1996, the Company repaid all borrowings outstanding under this facility and terminated the credit facility. The weighted average interest rate for borrowings under this facility for the years ended December 31, 1996 and 1995, was 6.6 percent and 6.7 percent, respectively.

       In 1992, Inti Raymi, established separate but coordinated term credit facilities with the Overseas Private Investment Corporation ("OPIC"), International Finance Corporation ("IFC") and Corporacion Andina de Fomento ("CAF") for the development of its Kori Kollo expansion project in Bolivia. Each loan is secured by a lien on the project and is to be repaid in semi-annual installments which commenced in December 1994 and will continue through June 2000, with certain provisions for accelerated repayment in the event of substantial Kori Kollo reserve losses or significantly improved gold market conditions. Through certain ratio tests, each loan may restrict payments of intercompany debt and dividends by Inti Raymi to the owners of shares of its capital stock. Additional covenants exist which limit fixed asset purchases, additional debt and liens, and require compliance with applicable environmental laws.

       Interest information relating to the various loans under the Kori Kollo project financing is as follows:

                                                                             Weighted-Average
                                                                             ----------------
                                                                             Interest   Rates
                                                                             ----------------
            Loan                                 Interest Rate               1996        1995
            ----                                 -------------               ----        ----
IFC, non-convertible        LIBOR plus 2.375% with option for rate cap or     8.1%       8.6%
                            conversion to fixed rate
IFC, convertible            11% plus variable portion based on gold prices   12.0%      12.8%
OPIC                        LIBOR plus 2%                                     8.0%       8.5%
Restructured OPIC           LIBOR plus 2%                                     8.0%       8.5%
CAF                         LIBOR                                             6.8%       7.3%

       On November 13, 1996, the Company entered into a uncommitted revolving credit agreement with the Canadian Imperial Bank of Commerce ("CIBC"). The CIBC agreement provides for unsecured borrowings of up to Cdn$40 million for general operating purposes and up to US$5 million for general hedging purposes. Interest rates under this facility are based on prime commercial lending rate as quoted by CIBC for loans advanced in Canada which are denominated in Cdn dollars. At December 31, 1996, $21.8 million was outstanding under this facility, and the weighted average interest rate for borrowings thereunder was
4.75 percent.

       The Company has a $15 million uncommitted revolving credit facility with the Union Bank of Switzerland. Interest rates under the facility are variable, based on either the bank's base rate or a negotiated rate. There are no additional costs or financial restrictions under this facility. No loans were outstanding under this revolving credit facility as of December 31, 1996 and 1995; however, letters of credit amounting to $0.2 million and $2.2 million were issued against this facility as of December 31, 1996 and 1995, respectively. There were no interest charges for the years ended December 31, 1996 and 1995, since the Company did not borrow against this facility in either year.

       Scheduled maturities of the Company's long-term debt for each of the next five years are $13.4 million, $14.1 million, $13.4 million, $6.9 million, $5.0 million for 1997, 1998, 1999, 2000 and 2002, respectively. The subordinated debentures are due in one lump-sum payment in 2005.

Note 7.  Shareholders' Equity

       Reference is made to Note 6 for information regarding the number of shares of common stock reserved for issuance for the conversion of the Company's outstanding convertible subordinated debentures.

       The Company's Board of Directors is authorized to divide the Company's preferred stock into series. With respect to each series the Board may determine the dividend rights, dividend rates, conversion rights and voting rights (which may be greater or less than the voting rights of the common stock). The Board may also determine the redemption rights and terms, liquidation preferences, sinking fund rights and terms, the number of shares constituting the series and the designation of each series.

       Pursuant to their authority to divide the preferred stock into series, the Board of Directors in 1988 designated 2,000,000 shares of preferred stock as "Series A Junior Participating Preferred Stock" for possible issuance upon the exercise of stock rights as described below.

Convertible Preferred Stock - In May 1993, the Company received $111 million in net proceeds from the issuance of 2.3 million shares of its convertible preferred stock with a liquidation preference of $50 per share plus any accrued and unpaid dividends. Each share of preferred stock will pay annual cumulative dividends of $3.25 and is convertible at any time at the option of the holder into 4.762 shares of the Company's common stock. The preferred stock is redeemable at the option of the Company solely for shares of the Company's common stock beginning May 15, 1996. There are approximately 11 million shares of the Company's common stock reserved for issuance upon conversion of the preferred stock.

Exchangeable Shares - In connection with BMG's combination with BMC (see Note
2), BMC underwent a reorganization of capital whereby BMC amended its Articles of Incorporation to, among other things, (1) create a new class of shares with rights and privileges, restrictions and conditions identical to those attaching to BMG Common Shares, (2) authorize the issuance of Exchangeable Shares, and
(3) change its name to Battle Mountain Canada Ltd. After the reorganization of the capital structure of BMC, each holder of BMC Common Shares received 1.48 Exchangeable Shares in exchange for each BMC Common Share held. The Exchangeable Shares will remain securities of BMC and entitle their holders to dividend and other rights economically equivalent to that of the BMG Common Shares and, through a voting trust, to vote at meetings of stockholders of BMG. The Exchangeable Shares are exchangeable, at the option of the holder, for BMG Common Stock on a share-for-share basis.

Stock Rights - Since November 21, 1988, when the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock, each share of the Company's outstanding common stock carries with it such right. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, for an exercise price of $60, subject to adjustment.
The stock rights expire on November 10, 1998, and they will not be exercisable nor transferable apart from the common stock until such time as a person or group acquires 20 percent of the Company's common stock or initiates a tender offer that will result in ownership of 30 percent of the Company's common stock. In the event that the Company is merged, and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquirer's common stock at a 50 percent discount. Under certain other circumstances, the rights can become rights to purchase the Company's common stock at a 50 percent discount. The rights may be redeemed by the Company for one cent per right at any time until 10 days following the first public announcement of a 20 percent acquisition of beneficial ownership of the Company's common stock.

Note 8.  Federal and Foreign Income and Mining Taxes

       Federal and foreign income and mining tax expense (benefit) consisted of the following for the year ended December 31:

                                  1996     1995    1994
                                  ----     ----    ----
                                 (expressed in millions)
Current
       United States - Federal   $ 0.5    $  --    $(2.2)
       Canada                     35.9      8.5     56.8
       Other foreign               1.9      2.2      1.2
                                 -----    -----    -----
       Total current              38.3     10.7     55.8
Deferred
       United States - Federal    10.2    (10.2)      --
       Canada                     1.1      6.5     (6.6)
       Other foreign              (0.5)     5.2      3.6
                                 -----    -----    -----
       Total deferred             10.8      1.5     (3.0)
                                 -----    -----    -----
                                 $49.1    $12.2    $52.8
                                 =====    =====    =====

       Consolidated income before income taxes includes income from foreign operations of $18.3 million, $77.2 million and $130.2 million in 1996, 1995 and 1994, respectively.

       The Company's net deferred tax position at December 31, is comprised of the following:

                                                                                          1996      1995
                                                                                         -------    -------
                                                                                      (expressed in millions)
Deferred tax assets                                                                      $ 120.7    $  74.4
Deferred tax liabilities                                                                  (165.4)    (169.8)
Valuation allowance                                                                        (62.2)      (1.0)
                                                                                         -------    -------
Net deferred tax asset (liability)                                                       $(106.9)   $ (96.4)
                                                                                         =======    =======

       Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                           1996       1995
                                                                                         -------    -------
                                                                                         (expressed in millions)
Net operating loss carryforwards                                                         $  25.2    $  25.1
Alternative minimum tax credit carryforward                                                  4.7        4.6
Employee compensation and benefits accrued                                                   5.3        5.5
Foreign tax credit carryforwards                                                            46.7       11.9
Property, plant and equipment                                                             (106.6)    (120.7)
Undistributed earnings of foreign subsidiaries                                             (33.0)     (23.5)
Other, net                                                                                  13.0        1.7
Valuation allowance                                                                        (62.2)      (1.0)
                                                                                         -------    -------
Net deferred tax asset (liability)                                                       $(106.9)   $ (96.4)
                                                                                         =======    =======

       A reconciliation of income tax at the U.S. statutory rate to income tax expense as of December 31 follows:

                                                           1996      1995    1994
                                                          ------    ------  ------
                                                          (expressed in millions)
Income tax based on statutory rate of 35%                 $(8.8)   $14.6    $39.9
Increases (decreases) resulting from:
       Foreign withholding tax, net                         8.6      7.3      4.4
       Canadian mining taxes                               11.6      4.7     19.4
       Change in filing position regarding foreign tax
           credits                                           --    (11.9)      --
       Undistributed (income) losses of foreign
           subsidiaries not subject to income tax           6.2     (0.6)     0.3
       U.S. losses not providing tax benefits              21.8       --       --
       Change in valuation allowance                       10.2       --     (7.3)
       Other, net                                          (0.5)    (1.9)    (3.9)
                                                          -----    -----    -----
Income tax expense                                        $49.1    $12.2    $52.8
                                                          =====    =====    =====

       The increase in the valuation allowance of $10.2 million relates to the post-merger decision to repatriate all earnings of BMC to the U.S. As a result of this decision, the Company established a 100 percent valuation allowance related to certain deferred tax assets recognized in 1995 that are no longer expected to be realized due to current and expected future levels of foreign tax credits.

       Deferred tax assets of $10.2 million were included in Other assets at December 31, 1995.

       U.S. taxes have been provided on the undistributed earnings of subsidiaries and joint ventures with the exception of NML which is in a cumulative loss position. During 1996, the Company provided $7.1 million of withholding taxes on current year and retained BMC earnings and $1.5 million on current year Inti Raymi earnings.
       The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been closed through the year 1992.

       At December 31, 1996, the Company had approximately $72.0 million of regular net operating losses and $13.3 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2007, available to offset future U.S. federal income tax, and approximately $4.7 million of alternative minimum tax credits available on an indefinite carryforward basis. Changes in the ownership of a company can result in an annual limitation under Internal Revenue Code Section 382 on the amount of the tax net operating loss carryforwards which can be utilized in any one year. The annual limitation is based on the value of the company as of the ownership change date multiplied by the federal long-term tax exempt rate. It is not anticipated that the Section 382 limitation will significantly restrict the future utilization of BMG's net operating loss carryforwards.

Note 9.  Major Customers and Export Gross Revenues

       All sales of the Company's products are made to precious metals smelters, refiners or traders. Accordingly, the precious metals industry has substantial influence over the market for the Company's products. However, because of the active worldwide market for gold, BMG believes that the loss of any of these customers would not have a material adverse impact on the Company.

       Sales to individual customers exceeding 10 percent of the Company's consolidated revenues were as follows: in 1996, two separate buyers accounted for $145 million and $89 million of consolidated revenues; in 1995, two separate buyers accounted for $83 million and $74 million of consolidated revenues; in 1994, three separate buyers accounted for $69 million, $65 million and $47 million of consolidated revenues.

       Export sales in 1996, 1995 and 1994 amounted to $51 million, $58 million and $47 million, respectively.

Note 10.  Interest and Other  Income

       Included in Interest and Other Income are certain non-operating revenues, net of related expenses, consisting of:

                                                                                                 1996       1995       1994
                                                                                              -------    -------    -------
                                                                                            (expressed in millions)
Interest income                                                                               $   8.8    $  10.2    $  10.5
Dividends from investments in associated companies                                                0.7        1.0        1.3
Gain on sale of investments                                                                       0.2         --        1.1
Foreign currency exchange losses                                                                 (2.2)      (0.4)      (2.1)
Other                                                                                             0.7        1.0        0.3
                                                                                              -------    -------    -------
                                                                                              $   8.2    $  11.8    $  11.1
                                                                                              =======    =======    =======

Note 11.  Common Stock and Stock Options

       Stock Options - Under the Company's 1994 Long-term Incentive Plan, 10.0 million shares and 4.0 million shares of the Company's Common Stock were reserved for issuance as of December 31, 1996 and 1995 respectively. Of these shares, 6.7 million shares and 3.2 million shares, were available for future grants of stock options, restricted stock, performance shares or other stock awards at December 31, 1996 and 1995, respectively.

       Non-employee directors of the Company are granted non-qualified stock options under a separate stock option plan for outside directors. Under this plan, a total of 0.3 million shares of the Company's common stock are reserved for issuance, of which 0.1 million shares are available for future grants at December 31, 1996 and 1995.

       Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to anti-dilution adjustments in certain circumstances. Payment of the exercise price may be made in cash or in shares of common stock previously owned by the optionee, valued at current market value.

       Under a deferred income stock option plan for officers and directors, each participant may elect to receive a non-qualified stock option in lieu of a portion of his compensation. A maximum of 2.0 million shares of common stock is issuable under the plan, of which 1.7 million shares were available for future grants at December 31, 1996 and 1995. Options granted pursuant to the plan become exercisable at the beginning of the calendar year immediately following the year in which the option was granted, and expire no later than 10 years after the date of grant. The amount of deferred compensation is accrued as compensation expense during the period earned.

       Changes in options outstanding for the combined plans are summarized as follows:

                                              Number of Shares                   Option Price
                                              (in millions)                     Range Per Share
                                               -----------                      ---------------
Outstanding, December 31, 1993                      2.1                         $3.83 to $20.75
   Granted                                          0.6                         $6.72 to $10.50
   Exercised                                       (0.2)                        $3.70 to $ 8.33
   Canceled or expired                             (0.1)                        $6.88 to $17.75
                                               --------

Outstanding, December 31, 1994                      2.4                         $3.61 to $20.75
   Granted                                          0.9                         $5.80 to $11.38
   Exercised                                       (0.2)                        $3.70 to $11.19
   Canceled or expired                             (0.1)                        $6.88 to $11.38
                                               --------

Outstanding, December 31, 1995                      3.0                         $3.70 to $20.75
   Granted                                          2.7                         $7.63 to $10.42
   Exercised                                       (0.4)                        $3.72 to $ 9.27
   Canceled or expired                             (0.1)                        $6.88 to $16.63
                                               --------

Outstanding, December 31, 1996                      5.2                         $3.70 to $20.75
Exercisable, December 31, 1996                      2.6                         $3.70 to $20.75

       At December 31, 1996, expiration dates for the outstanding options ranged from December 1, 1997, to September 19, 2006. The weighted average exercise price per share was $9.28.

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which established financial accounting and reporting standards for stock- based employee compensation plans. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by APB 25. The Company has elected to continue to account for stock-based compensation in accordance with APB 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share data):

                                         Year ended December 31,
                                         -----------------------
                                           1996           1995
                                         -------         ------
Net income (loss) - as reported           $(74.3)        $ 29.7
Net income (loss) - pro forma             $(85.6)        $ 25.0

Earnings (loss) per share - as reported   $ (.36)        $   .10
Earnings (loss) per share - pro forma     $ (.41)        $   .08

       The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                       1996                        1995
                                                       ----                        ----
Expected dividend yield                               0.487%                      0.628%
Expected stock price volatility                       35.409%                     34.403%
Risk-free interest rate                                7.4%                        6.8%
Expected life of options                            8.12 years                  9.74 years

The weighted average fair value of options granted during 1996 and 1995 is $4.10 per share and $5.87 per share, respectively.

Note 12.  Benefit Plans

Pension Plans - Substantially all U.S. and certain salaried and hourly Canadian employees of the Company are covered by non-contributory pension plans. The plans provide benefits based on participants' years of service and compensation or defined amounts for each year of service. The Company makes annual contributions to the U.S. plans that comply with the minimum funding provisions of the Employee Retirement Income Security Act ("ERISA"). The Canadian employees participate in plans administered by Noranda.

       During 1994, the plans for BMG's Australian employees were changed from non-contributory defined benefit plans to defined contribution plans.

       Pension costs are accrued and charged to expense currently. Net periodic pension cost included the following components:

                                                  1996    1995    1994
                                                  ----    ----    ----
                                                 (expressed in millions)
Service cost - benefits earned during the year   $1.4    $1.1    $1.1
Interest cost on projected benefit obligations    2.9     2.5     2.2
Expected return on plan assets                   (3.4)   (2.7)   (2.8)
Net amortization and deferral                     0.3     0.5     1.1
                                                 ----    ----    ----
     Net periodic pension cost                   $1.2    $1.4    $1.6
                                                 ====    ====    ====

       At December 31, 1996, 1995 and 1994, the projected long-term rate of return on plan assets was 9 percent.

       Actual return on the plans' assets was $6.9 million for the year ended December 31, 1996, $8.4 million for the year ended December 31, 1995, and $1.1 million for the year ended December 31, 1994.

       The following sets forth the plans' funded status and related amounts as of December 31:

                                                 1996       1995
                                               -------    -------
                                             (expressed in millions)
Actuarial present value of
  benefit obligations:
     Vested benefit obligation                 $  33.8    $  32.8
                                               =======    =======
     Accumulated benefit obligation            $  35.4    $  34.2
                                               =======    =======
     Projected benefit obligation              $  41.3    $  36.8
     Plan assets at fair value                    46.6       39.8
                                               -------    -------
Plan assets in excess of projected benefit
  obligation                                       5.3        3.0
Unrecognized net gain and effects of
  changes in actuarial assumptions                (4.3)      (3.9)
Unrecognized net asset at transition              (0.7)      (0.8)
Prior service cost not yet recognized in net
  periodic pension cost                            2.5        2.9
                                               -------    -------
Prepaid pension cost                           $   2.8    $   1.2
                                               =======    =======

       Plan assets include equity securities, common trust funds and various debt securities. Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

                                                           1996         1995
                                                           ----         ----
Discount rate                                               7.5%         7.5%
Rate of increase in compensation levels - U.S.
     plans                                                  5.8%         5.8%
Rate of increase in compensation levels - Canadian
     plans
                                                            5.0%         5.0%

Contribution Plans - The Company has defined contribution plans available for all full-time U.S. salaried and hourly employees and for hourly employees at BMC's Golden Giant and Holloway mines. The U.S. plans provide for savings contributions by employees ranging from one to 16 percent of annual compensation, subject to ERISA limitations. The Company matches 50 to 100 percent of employee contributions with BMG's common stock, subject to a limit of 6 percent of an employee's compensation during each plan year.

       The Company has defined contribution plans available for all BMG Australian salaried and hourly employees. The Company's contributions to the salaried plan are determined in accordance with the trust deed. The Company's contributions to the hourly plan are determined in accordance with the union award.

       All Company contributions to the plans are expensed and funded currently. The cost of such Company contributions to the U.S. plans was $0.4 million, $0.4 million and $0.3 million in 1996, 1995 and 1994, respectively. The cost attributable to the Australian plans was $0.9 million, $0.8 million and $0.7 million in 1996, 1995 and 1994, respectively. The cost attributable to the Canadian plans was $0.7 million, $0.4 million and $0.5 million in 1996, 1995 and 1994, respectively.

Postretirement Health Care and Life Insurance Benefits - Substantially all of the Company's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for the Company.

       Net periodic postretirement benefit cost included the following components:

                                                               1996           1995            1994
                                                               ----           ----            ----
                                                                       (expressed in millions)
Service cost                                                  $  0.3         $  0.3          $  0.5
Interest cost on accumulated benefit obligation                  0.6            0.5             0.6
Amortization of gain                                               -           (0.1)              -
                                                              ------         ------          ------
Net periodic postretirement benefit cost                      $  0.9         $  0.7          $  1.1
                                                              ======         ======          ======

       The following table presents the plans' status at December 31:

                                                        1996     1995
                                                        ----     ----
                                                      (expressed in millions)
Accumulated postretirement benefit obligation:
     Retirees                                             $5.3   $4.9
     Fully eligible active plan participants               1.0    0.6
     Other active plan participants                        2.3    2.1
                                                          ----   ----
                                                           8.6    7.6
Unrecognized net gain                                      0.7    1.2
                                                          ----   ----
Accrued postretirement benefit cost                       $9.3   $8.8
                                                          ====   ====

       The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent for 1996 and 1995. For 1996 and 1995, the assumed annual rates of increase in the per capita cost of covered health care benefits was 9 percent. For 1996 calculations, a gradual decrease in the rate is assumed through the year 2000 when the rate is estimated to reach 6 percent and remain at that level thereafter. For 1995 calculations, a gradual decrease in the rate is assumed through the year 1999 when the rate is estimated to reach 6 percent and remain at that level thereafter. A one percent increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $1.4 million, and would increase the total of the service and interest cost components of net periodic postretirement health care cost for 1996 by approximately $.2 million.

Postemployment Benefits - The Company accounts for postemployment benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires that the expected cost of these benefits must be charged to expense during the periods that employees vest in these benefits.

Note 13.  Geographic and Segment Information

       The Company's operations are primarily related to gold mining and related activities. Accordingly, such operations are classified as one business segment. Financial information by geographic area is as follows:

                                           Year Ended December 31,
                                       ---------------------------------
                                         1996        1995         1994
                                       ---------    -------     --------
                                               (expressed in millions)
Gross revenues:
       United States                    $   51.2    $   58.1    $   46.6
   Canada                                  156.3       101.9       187.4
       Austral Pacific                      58.8        73.3        40.3
       South America                       157.7       167.9       156.1
                                        --------    --------    --------
                                        $  424.0    $  401.2    $  430.4
                                        ========    ========    ========
Operating income (loss):
       United States                    $  (59.3)   $  (16.5)   $  (13.7)
       Canada                               54.0        27.0        94.4
       Austral Pacific                     (14.2)        7.3        (2.4)
       South America                       (20.0)       27.9        33.5
       Other International                  (3.0)       (1.9)       (1.3)
                                        --------    --------    --------
                                           (42.5)       43.8       110.5
Interest and other income
       (expense), net                        1.3         4.2         3.4
                                        --------    --------    --------

Income (loss) before income taxes and
       minority interest                $  (41.2)   $   48.0    $  113.9
                                        ========    ========    ========

Identifiable assets:
       United States                    $  149.0    $  231.2
       Canada                              295.3       283.2
       Austral Pacific                     286.2       295.4
       South America                       306.0       331.0
       Other International                    .4         1.1
                                        --------    --------
                                        $1,036.9    $1,141.9
                                        ========    ========

Note 14.  Commitments and Contingencies

       Total operating lease rental expenses (exclusive of mineral leases) were $3.8 million, $3.6 million and $2.4 million for 1996, 1995 and 1994, respectively.

       Aggregate minimum rentals (exclusive of mineral leases) subsequent to December 31, 1996, under non-cancelable leases for the years ending December 31, 1997 to 2001 are estimated to be $3.0 million, $2.4 million, $1.8 million, $1.2 million, and $1.1 million, respectively. Lease commitments beyond the year 2001 total $2.0 million.

       Pursuant to pricing provisions as set forth in certain customer forward sales contracts, as of December 31, 1996, the Company had committed to sell 82,000 ounces of gold (either in the form of bullion or contained in dore) valued at approximately $30.6 million at prices determined during various pricing periods in 1996, none of which exceeds 45 days. The average price of gold sold under these commitments is approximately $374 per ounce.

       All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts its business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units of production method, such that the estimated cost of ultimate reclamation is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the obligations to be incurred is uncertain, at December 31, 1996, the Company has estimated these future costs to be approximately $44.6 million, of which $14.2 million has been accrued and is included in long-term liabilities in the Company's consolidated balance sheet.

       Based on current environmental regulations and known reclamation requirements, the Company believes it has included the best estimate of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimate of its ultimate reclamation liability could increase in the near term as a result of prospective changes in laws and regulations and changes in cost estimates.

       In 1993, several special interest groups filed a complaint in U.S. District Court against Crown Butte Resources Ltd. ("Crown Butte"), a Canadian corporation in which the Company owns a 60% interest, and others, alleging that certain discharges from the Crown Butte controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found Crown Butte, and other defendants, liable for violations of the Clean Water Act. As a result of that ruling, Crown Butte and other defendants may be liable for costs of remediation, civil penalties and attorneys fees. It is not possible to predict the amount of such liability at this time. Additionally, the federal judge hearing the case has stayed all matters in the case in light of the August 12, 1996, Agreement between Crown Butte, the United States and certain special interest groups (the "August Agreement"). The August Agreement provides a framework for Crown Butte to exchange property interests within the New World Mining District near Yellowstone National Park for government owned property interests or assets having a value of $65 million. The August Agreement also provides that, subsequent to the exchange, Crown Butte would set aside $22.5 million in an escrow account for reclamation and restoration purposes in the New World District. The Company has announced that it would vote its sixty percent interest in Crown Butte in favor of the August Agreement. Pursuant to the August Agreement, Crown Butte has suspended permitting efforts pending the completion of the exchange. The completion of the exchange would result in the settlement of litigation under the Clean Water Act and releases between the parties as to any further environmental liabilities. The August Agreement contains a number of conditions including acquisition of certain property interests by Crown Butte, governmental identification and acceptance by Crown Butte of the exchange properties and subsequent approval of the exchange by the requisite number of Crown Butte shareholders. Crown Butte has the ability to withdraw from the August Agreement at certain times in the event that the U.S. Government has not identified exchange properties acceptable to Crown Butte or if the U.S. Government does not transfer the exchange property within a set period of time. Failure to complete the exchange would result in the Clean Water action proceeding.

       The Golden Giant mine property includes the Quarter Claim acquired from Teck Corporation ("Teck") and Homestake Canada Inc. ("Homestake"). Until December 31, 1994, the Company was obligated to mine the Quarter Claim at a rate of 500 tons per day, to pay a profit royalty of 50 percent of the defined net profits therefrom to Teck and Homestake, and to pay a 3 percent net smelter return royalty to the original Quarter Claim prospectors. Effective January 1, 1995, the Quarter Claim agreement was amended so that the net profits royalty became payable on a deemed production rate of 500 tons per day without regard to the Company's actual production from the Quarter Claim. The calculations of the 50 percent net profits royalty and the 3 percent net smelter return royalty were not affected in any other respect.The reported royalty expense for 1994 included a provision for payments of $2.8 million payable to Teck and Homestake in early 1995 to adjust for quantities of ore mined by the Company in 1994 pursuant to boundary mining agreements.

       Financing for the Lihir project involved bank debt facilities and an initial public offering of common stock of LGL (see Note 3). In connection with the LGL debt financing, NML has guaranteed, until project completion, 30 percent of LGL's obligations under the facility (which obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements). Neither BMG nor its non-NML subsidiaries have any obligation or liability under this guarantee. As of December 31, 1996, LGL has drawn approximately $60 million under this debt facility. In addition, NML has pledged its LGL shares as security under the facility until project completion.

       The Company is party to a number of legal actions arising in the ordinary course of business. While the final outcome of these actions cannot be predicted with certainty, it is the opinion of Company management that none of these actions, when finally resolved, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 15.  Forward Sales and Hedging

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

       Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1996, Inti Raymi was party to three interest rate cap agreements which were effective June 1, 1994, each with a term of three years. The agreements entitle Inti Raymi to receive from counterparties on a quarterly basis the amounts, if any, by which Inti Raymi's interest payments on a portion of its LIBOR based floating-rate Kori Kollo project financing exceed various fixed rates over the term of the caps. The fixed rates in the cap agreements gradually escalate from 6.4 percent in 1996 to 7.2 percent in 1997. Inti Raymi has hedged 100 percent of its net interest rate exposure currently related to the Kori Kollo LIBOR based project financing. Inti Raymi has not hedged any of its exposure subsequent to December 1997. The net unamortized cost of the premiums paid for these caps amounting to $0.2 million at December 31, 1996, has been included in other assets. Since the interest rate caps were put in place, the Company has amortized approximately $0.5 million of such premiums and has received approximately $0.2 million in settlement of expiring caps.

       The Company uses fixed forward sales contracts, spot deferred sales contracts and put options to hedge anticipated sales of gold, silver and copper. The following table summarizes the Company's forward sales contracts at December 31, 1996:

                                                                 Average Price
                                             Amount                Per Unit                 Period
                                             ------           ------------------     ---------------------
BMG
  Forward sales contracts
     Gold                                   91,000 oz               US$411             Jan. 97 - Jul. 97

NML
  Forward sales contracts
     Gold                                   42,000 oz                A$570                  Jan. 97
                                            34,000 oz               US$402                  Jan. 97
     Copper                               2,000 tonnes             US$1,851                 Feb. 97

       At December 31, 1996, the aggregate amount by which the net market value of the Company's open forward sales contracts was greater than the spot price of $369 per ounce of gold and $1,832 per tonne of copper, was $8.4 million, of which $2.3 million was attributable to minority interests. Australian dollar contracts were converted to U.S. dollars at the December 1996 month end exchange rate of US$.79 to A$1.

       At December 31, 1996, the Company had outstanding the following forward currency contract:

                                    Amount Covered              Average Exchange
          Currency                  (U.S. Dollars)            Rate to U.S Dollars           Expiration Date
          --------                  --------------            -------------------           ---------------
      Canadian Dollars               $98.6 million                    $1.36                    Jan. 1997

       The Company is exposed to certain credit-related losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The Company attempts to minimize its credit exposure by limiting its counterparties to major financial institutions which meet the Company's credit rating standards, limiting the maximum exposure to any one counterparty, and spreading exposure among a minimum number of counterparties. The Company does not require collateral from its counterparties. Management believes that the risk of incurring losses is remote.

Note 16.  Supplemental Cash Flow Schedules and Information

       Supplemental disclosure of cash flow information for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                                1996     1995     1994
                                                ----     ----     ----
Cash paid during the year for:
     Income, mining and withholding taxes
     (net of tax refunds)                       28.1     52.2     18.9
     Interest (net of amounts capitalized)       6.7     10.3      6.7

Changes in working capital accounts:
     (Increase) decrease in accounts and
         notes receivable                     $ (19.9) $ (3.6)   $13.1
     Decrease (increase) in inventories         (5.5)     1.1     (3.5)
     Decrease (increase) in materials and
         supplies inventories                    0.6      1.2     (4.6)
     Increase in other current assets           (0.7)    (5.8)    (3.1)
     Increase (decrease) in salaries, wages
         and benefits payable                    7.4      1.4      1.5
     Increase (decrease) in interest payable    (0.3)     0.5      0.2
     Increase (decrease) in accounts payable
         and other current liabilities          13.0    (38.9)    34.1
                                              ------   ------   ------
     Net change in working capital accounts   $ (5.4)  $(44.1)   $37.7
                                              ======   ======   ======

       Excluded from the statement of consolidated cash flows are the effects of certain non-cash transactions. In 1995, the Company's investing activities included the exchange of NML's interest in the Lihir Joint Venture for the common stock of LGL (see Note 3). In 1994, the Company's investing activities included the issuance of 435,897 shares of BMG's common stock (market value of $4.3 million) and payment of $4.3 million cash for the purchase of an additional three percent interest in the Crown Jewel Project. Also in 1994, the Company's investing activities included the issuance of 4.6 million shares of BMG common stock (market value of approximately $28 million) in exchange for all of the outstanding common shares of Freewest Resources Inc. (see Note 2).

Note 17.  Related Party Transactions

       At December 31, 1996, Noranda Inc. ("Noranda"), a diversified Canadian natural resource company, owned approximately 28 percent of the Company's outstanding common shares. Prior to the combination of BMG and BMC, Noranda owned approximately 44 percent of BMC's outstanding common shares.

       Until December 31, 1994, Noranda Exploration Company Limited ("Norex"), a wholly-owned subsidiary of Noranda, acted as agent in carrying out most of the Company's exploration programs in Canada. In performing exploration services as agent, Norex charged its direct out-of-pocket costs plus a percentage to cover overhead. These overhead charges amounted to $1.5 million in 1994. Effective January 1, 1995, the Company commenced carrying out all exploration programs in Canada with its own employees.

       Until December 1996, the Company participated in a short-term investment pool with Noranda and other associated companies of Noranda. The pool was operated to provide participating companies with the opportunity to invest or borrow funds on a short-term demand basis. Interest revenues and charges were at market rates, based on the rates for Bankers' Acceptances and Commercial Paper published by the Bank of Canada. At December 31, 1996, the Company had no amounts on deposit with, or borrowings from, this investment pool. At December 31, 1995, the Company had borrowings of $12.4 million from this investment pool. Net interest received from the investment pool amounted to $0.7 million, $2.5 million and $5.8 million in 1996, 1995 and 1994.

       At December 31, 1996 and 1995, investments in associated companies, were carried at their cost of $11.8 million and $16.2 million, respectively. Dividends on these shares amounted to $0.7 million in 1996 and $1.2 million in both 1995 and 1994.

       Noranda processes certain of the ore from the Silidor mine. Charges paid by the Company for this service amounted to approximately $0.7 million for each of the years ended December 31, 1996, 1995 and 1994.

       Noranda administers the pension plan of certain BMC employees.

       Noranda provides the Company with certain technical, data processing and research services. Charges paid by the Company for these services amounted to approximately $0.6 million, $0.7 million and $0.9 million for each of the years ended December 31, 1996, 1995 and 1994, respectively.

       Related party transactions as described above give rise to accounts payable at December 31, 1996, of $0.9 million (1995 - $1.6 million).

Note 18.  Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                  1996                            1995
                                                  ----                            ----
                                        Carrying          Fair           Carrying          Fair
                                         Amount           Value           Amount          Value
                                        --------          -----          --------         -----
                                                         (expressed in millions)
  Long-term Debt                           $152.8          $140.5          $182.6          $157.1

       The fair value of the Company's convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the generally variable interest rate features of the OPIC, IFC and CAF loans, the Company believes the carrying amounts approximate the fair value of this debt at the reporting date.

       The carrying values of the Company's cash and cash equivalents, trade receivables and trade payables and forward currency contracts approximate their estimated fair values. The Company considers it impracticable to estimate market value for its non-marketable equity investments held in Mico Investments Limited.

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

Note 19.  Battle Mountain Canada Summarized Financial Information

The following is summarized financial information pertaining to Battle Mountain
Canada:

                                                 As of December 31,
                                             1996                  1995
                                             ----                  ----
                                              (expressed in millions)
Current assets                                   $123.0   $107.8
Non-current assets                                282.5    296.9
                                                 ------   ------
    Total Assets                                 $405.5   $404.7
                                                 ======   ======

Current liabilities                              $ 49.5   $ 31.6
Non-current liabilities                            99.8    102.9
                                                 ------   ------
    Total liabilities                             149.3    134.5
Minority interests                                 11.8     11.8
Shareholders' equity                              244.4    258.4
                                                 ------   ------
    Total liabilities and shareholders' equity   $405.5   $404.7
                                                 ======   ======


                     For the year ended December 31,
                         1996      1995     1994
                         ----      ----     ----
                         (expressed in millions)
Sales                    $156.3   $101.9   $187.4
Costs and expenses        110.1     80.5     98.4
                         ------   ------   ------
Operating income         $ 46.2   $ 21.4   $ 89.0
                         ======   ======   ======

Net income               $ 25.1   $ 14.5   $ 47.2
                         ======   ======   ======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)

QUARTERLY RESULTS

                                                      Earnings    Dividends        Dividends
                             Operating    Net     (Loss) Per         per              per
                      Sales   Income     Income    Common Share   Common Share  Preferred Share
                      -----  ---------   ------    ------------   ------------  ---------------
                                    (expressed in millions except per share amounts)
1996
----
First Quarter      $  104.9  $   12.3    $  5.2     $   0.02         0.010        $ 0.8125
Second Quarter        120.4      14.8       5.2         0.01         0.032          0.8125
Third Quarter          91.0     (53.7)    (47.1)       (0.21)        0.024          0.8125
Fourth Quarter        107.7     (15.9)    (37.6)       (0.17)           --          0.8125
                   --------  --------    ------     --------      --------        --------
                   $  424.0  $  (42.5)   $(74.3)    $  (0.36)     $  0.066        $ 3.2500
                   ========  ========    ======     ========      ========        ========

1995
----
First Quarter      $   97.3  $   21.5    $ 12.4     $   0.05         0.009        $ 0.8125
Second Quarter        122.3      24.6      14.7         0.05         0.032          0.8125
Third Quarter          75.2      (2.3)      1.0          --          0.009          0.8125
Fourth Quarter        106.4        --       1.6          --          0.082          0.8125
                   --------  --------    ------     --------      --------        --------
                   $  401.2  $   43.8    $ 29.7     $   0.10      $  0.082        $ 3.2500
                   ========  ========    ======     ========      ========        ========


Third quarter 1996 results included a before and after-tax charge of approximately $38.5 million ($29.6 million after consideration of minority interests) for asset write-downs (see Note 5) and approximately $20 million in merger related costs (see Note 2). Fourth quarter 1996 results included income tax charges of approximately $17.3 million related primarily to the Company's revised dividend repatriation strategy, $6.4 million of costs related to the accelerated completion of mining at San Luis, $2.7 million in additional merger related costs, $2 million of restructuring costs related to NML and approximately $1.4 million of additional asset write-downs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                Not applicable.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information appearing under the captions "Nominees" and "Directors with Terms Expiring in 1998 and 1999" set forth under "Election of Four Directors and Director Compensation" in the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders, as filed within 120 days of December 31, 1996, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "Company's 1997 Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

       The information appearing under the captions "Board Organization and Committees" set forth under "Election of Four Directors and Director Compensation" and "Executive Compensation" (other than the Compensation and Stock Option Committee Report on Executive Compensation) in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information appearing under the caption "Security Ownership" set forth under "Election of Four Directors and Director Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements on page 53 of this Annual Report on Form 10-K.


       (a)(2) Financial Statement Schedules.
              All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

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


                                       BATTLE MOUNTAIN GOLD COMPANY


                                       By /s/ Ian D. Bayer
                                         --------------------------------------
                                         Ian D. Bayer
                                         President and Chief Executive Officer

                                       Date:  March 28, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. (The Registrant does not currently have an officer designated as Chief Financial Officer.)


SIGNATURE                     TITLE                     DATE
---------                     -----                     ----

 /s/ Ian D. Bayer         President                    March 28, 1997
---------------------     Chief Executive Officer
Ian D. Bayer              and Director (Principal
                          Executive Officer)


/s/ Jeffrey L. Powers     Vice President               March 28, 1997
-----------------------   and Controller
Jeffrey L. Powers         (Principal Accounting
                          Officer)

DOUGLAS J. BOURNE         A majority of the            March 28, 1997
DAVID L. BUMSTEAD*        Directors of the
DELO H. CASPARY*          Registrant
CHARLES E. CHILDERS
KARL E. ELERS*
DAVID W. KERR*
JAMES W. McCUTCHEON, Q.C.*
MARY MOGFORD*
TED H. PATE*
E. COURTNEY PRATT
WILLIAM A. WISE*

*By/s/ Ian D. Bayer
 ----------------------
 Ian D. Bayer
 Attorney-in-fact

                               INDEX OF EXHIBITS

Exhibit No.       Document
-----------       --------

*2(a)        --   Plan of Arrangement of Hemlo Gold Mines Inc. under Section
                  182 of the Business Corporations Act (Ontario) (Annex D to
                  Exhibit 20(a), Joint Management Information Circular and
                  Proxy Statement, to the Company's Current Report on Form 8-K
                  dated June 11, 1996, File No. 1-9666).

*2(b)       --    Combination  Agreement  effective  as of March 11,  1996 by and between the Company and Hemlo Gold Mines Inc. (Annex C to
                  Exhibit 20(a), Joint Management Information Circular and
                  Proxy Statement, to the Company's Current Report on Form 8-K
                  dated June 11, 1996, File No. 1-9666).

3(a)        --    Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996.

*3(b)       --    Certificate of Resolution Establishing Designation,

                  Preferences  and Rights of $3.25 Convertible Preferred Stock
                  (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

*3(c)       --    Certificate of Amendment of Certificate of Resolution
                  Establishing Designation, Preferences and Rights of Series A
                  Junior Participating Preferred Stock (Exhibit 4(c) to the
                  Company's Current Report on Form 8-K dated July 19, 1996,
                  File No. 1-9666).

3(d)        --    Bylaws of the Company, as amended through March 21, 1997.

*4(a)       --    Rights Agreement, dated November 10, 1988, as amended and
                  restated as of July 19, 1996, between the Company and The
                  Bank of New York, as Rights Agent (Exhibit 4(e) to the
                  Company's Current Report on Form 8-K dated July 19, 1996,
                  File No. 1-9666).

*4(b)       --    Voting, Support and Exchange Trust Agreement dated as of
                  July 19, 1996 between the Company, Hemlo Gold Mines Inc. and
                  The R-M Trust Company (Annex E to Exhibit 20(a), Joint
                  Management Information Circular and Proxy Statement, to the
                  Company's Current Report on Form 8-K dated June 11, 1996,
                  File No. 1-9666).


*4(c)       --    Specimen Stock Certificate for the Common Stock of the Company
                  (Exhibit 4(b) to the Company's Annual Report on Form 10-K for
                  the year ended December 1, 1988; File No. 1-9666).

*4(d)       --    Fiscal and Paying Agency Agreement, dated as of January 4,
                  1990, between the Company and Citibank, N.A., Fiscal Agent
                  (Exhibit 4(c) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1989; File No. 1-9666).

*4(e)(1)    --    Investment Agreement, dated May 22, 1992, between Empresa
                  Minera Inti Raymi S.A. and International Finance Corporation
                  (Exhibit 4(e) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992; File No. 1-9666).

*4(e)(2)    --    Amendment to Investment Agreement and Waiver, effective as of
                  December 31, 1994, between Empresa Minera Inti Raymi S.A. and
                  International Finance Corporation (Exhibit 4(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1995; File No. 1-9666).

*4(f)(1)    --    Finance Agreement, dated as of September 14, 1992, between
                  Empresa Minera Inti Raymi S.A. and Overseas Private
                  Investment Corporation (Exhibit 4(f) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992;
                  File No. 1-9666).

*4(f)(2)    --    First Amendment to Finance Agreement and Limited Waiver,
                  effective as of December 31, 1994, between Empresa Minera
                  Inti Raymi S.A. and Overseas Private Investment Corporation
                  (Exhibit 4(f)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

*4(f)(3)    --    Letter Agreement dated December 31, 1994, among Overseas
                  Private Investment Corporation, Battle Mountain Gold Company,
                  Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c)
                  to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1995, File No. 1-9666).

*4(g)(1)    --    Loan Agreement, dated June 29, 1992, between Empresa Minera
                  Inti Raymi S.A. and Corporacion Andina de Fomento (English
                  translation) (Exhibit 4(g) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992; File No.
                  1-9666).

*4(g)(2)    --    Amendment to Loan Agreement, effective as of December
                  31, 1994, between Empresa Minera Inti Raymi S.A. and
                  Corporacion Andina de Fomento (English translation) (Exhibit
                  4(b) to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1995; File No. 1-9666).

+*10(a)(1)  --    Battle Mountain Gold Company 1988 Deferred Income
                  Stock Option Plan, as amended through May 18, 1995 (Exhibit
                  10(a) to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995; File No. 1-9666).


+*10(a)(2)  --    Specimen of Deferred Income Stock Option Agreement for
                  officers of the Company, as amended and restated (Exhibit
                  10(a)(4) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1992; File No. 1-9666).

+*10(b)(1)  --    1985 Stock Option Plan of the Company, as amended and
                  restated effective April 7, 1993 (Exhibit 10(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1993; File No. 1-9666).

+*10(b)(2)  --    First Amendment to 1985 Stock Option Plan of the Company,
                  effective May 12, 1995 (Exhibit 10(b)(1) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1995; File No. 1-9666).

+*10(b)(3)  --    Specimen of the Company's 1985 Stock Option Plan Non-Qualified
                  Stock Option Agreement for executive officers of the Company
                  (Exhibit 10(a)(1) to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(4)  --    Specimen Amendment to the Company's 1985 Stock Option Plan
                  Non-Qualified Stock Option Agreement for executive officers of the Company (Exhibit 10(b)(2) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1995; File
                  No. 1-9666).

+*10(b)(5)  --    Specimen of the Company's 1985 Stock Option Plan Incentive
                  Stock Option Agreement for executive officers of the Company
                  (Exhibit 10(a)(2) to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(6)  --    Specimen Amendment to the Company's 1985 Stock Option Plan
                  Incentive Stock Option Agreement for executive officers of the Company (Exhibit 10(b)(3) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1995; File
                  No. 1-9666).

+*10(c)(1)  --    Battle Mountain Gold Company 1986 Restricted Stock Plan, as
                  amended and restated (Exhibit 4(d) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1988;
                  File No. 1-9666).

+*10(c)(2)  --    Specimen of Agreement under the Company's 1986 Restricted
                  Stock Plan (Exhibit 10(c)(2) to the Company's Annual Report
                  on Form 10-K for the year ended December 31, 1992; File No.
                  1-9666).

+o*10(d)(1) --    Specimen of the Company's Severance Agreements with officers of the Company regarding certain benefits payable in the
                  event of change of control of the Company (Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1986; File No. 0-13728).

+*10(d)(2)  --    Severance Agreement, dated June 5, 1992, between the Company and R. Dennis O'Connell (Exhibit 10(g)(2) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992; File No. 1-9666).

+*10(e)     --    Battle Mountain Gold Company Contribution Equalization Plan,
                  as amended and restated effective as of November 10, 1988
                  (Exhibit 10(h) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1992; File No. 1-9666).

+*10(f)     --    Battle Mountain Gold Company Executive Productivity Bonus

                  Plan, as amended and restated effective January 1, 1994
                  (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993; File No. 1-9666).

*10(g)(1)   --    Battle Mountain Gold Company Non-Qualified Stock Option Plan
                  for Outside Directors. (Exhibit 10(m) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1991;
                  File No. 1-9666).

*10(g)(2)   --    Amendment to Battle Mountain Gold Company Non-Qualified Stock
                  Option Plan for Outside Directors effective January 1, 1995
                  (Exhibit 10(j)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

*10(g)(3)   --    Specimen of Director's Stock Option Agreement under the
                  Company's Non-Qualified Stock Option Plan for Outside
                  Directors (Exhibit 10(j)(2) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992; File No.
                  1-9666).

*10(h)      --    Heads of Agreement, dated March 23, 1989, among the Company,
                  Niugini Mining Limited and the individuals listed on the
                  signature page thereto (Exhibit 10(k) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1988;
                  File No. 1-9666).

+*10(i)(1) --     1994 Long-Term Incentive Plan of Battle Mountain Gold Company,
                  as effective April 21, 1994 (Exhibit 10(a)(1) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1994; File No. 1-9666).

+*10(i)(2) --     Amended and Restated 1994 Long-Term Incentive Plan of Battle
                  Mountain Gold Company (Annex I to Exhibit 20(a), Joint
                  Management Information Circular and Proxy Statement, to the
                  Company's Current Report on Form 8-K dated June 11, 1996,
                  File No. 1-9666).

+*10(i)(3)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Non-Qualified Stock Option Agreement (Exhibit 10(c)(1) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995; File No. 1-9666).

+*10(i)(4)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Incentive Stock Option Agreement (Exhibit 10(c)(2) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995; File No. 1-9666).

+*10(i)(5)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Restricted Stock Agreement (Exhibit 10(a)(4) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1994; File No. 1-9666).

+*10(i)(6)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Performance Unit Agreement (Exhibit 10(n)(5) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994; File No. 1-9666).

+*10(j)(1)  --    Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1)
                  to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994; File No. 1-9666).

+*10(j)(2)  --    Specimen Amendment to Split-Dollar Agreement (Individual)
                  (Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

+*10(j)(3)  --    Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to
                  the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994; File No. 1-9666).

+*10(j)(4)  --    Specimen Amendment to Split-Dollar Agreement (Trustee)
                  (Exhibit 10(o)(4) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

+*10(k)(1)  --    Battle Mountain Gold Company Supplemental Executive
                  Retirement Plan (Exhibit 10(d)(1) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1995; File
                  No. 1-9666).

+*10(k)(2)  --    Battle Mountain Gold Company Supplemental Executive Retirement
                  Plan Trust Agreement (Exhibit 10(d)(2) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1995; File No. 1-9666).

+o*10(k)(3) --    Specimen of the Company's Supplemental Executive Retirement
                  Plan Agreement (Exhibit 10(b) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995,
                  File No. 1-9666).

*10(l)      --    Registration Rights Agreement, dated as of July 19, 1996,
                  between Noranda Inc., Kerr Addison Mines Limited and the
                  Company (Exhibit 10(a) to the Company's Current Report on
                  Form 8-K dated July 19, 1996, File No. 1-9666).

+o10(m)     --    Specimen of Employment Agreements dated March 11, 1996 between the Company and certain executive officers


+10(n)      --     Consulting Agreement effective as of March 1, 1997 between the Company and Karl E. Elers.

11          --     Computation of Earnings Per Common Share.

12          --     Computation of Ratio of Earnings to Fixed Charges and Earnings
                   to Combined Fixed Charges and Preferred Dividends.

*20(a)      --     Joint Management Information Circular and Proxy Statement
                   (Exhibit 20(a) to the Company's Current Report on Form 8-K
                   dated June 11, 1996, File No. 1-9666).

21          --     Subsidiaries of the Company.

23(a)       --     Consent of Price Waterhouse LLP.

23(b)       --     Consent of Ernst & Young

24          --     Powers of Attorney

27          --     Financial Data Schedule

------------------------

*        Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(10)(iii) of Regulation S-K.

o Pursuant to Instruction 2 accompanying paragraph (a) and the Instruction accompanying paragraph (b)(10)(iii)(B)(6) of Item 601 of Regulation S-K, the registrant has not filed each executive officer's individual agreement with the Company as an exhibit hereto. The registrant has agreements substantially identical to Exhibit 10(d)(1) above with each of Messrs. Elers, Werneburg, Mazur, Quinn and Reisbick. The registrant has agreements substantially identical to Exhibit 10(k)(3) above with each of Karl E. Elers, Kenneth R. Werneburg, Joseph
         L. Mazur, R. Dennis O'Connell, Robert J. Quinn and Fred B. Reisbick. The registrant has agreements substantially identical to Exhibit 10(m) above with each of Messrs. Bayer, Atkinson, Baylis and Keyes.