Form 10-Q
period 1997-03-31
BATTLE MOUNTAIN GOLD CO
filed 1997-05-15
CIK 771498

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM        TO
                                             ------    ------


                        COMMISSION FILE NUMBER 1-9666


                          BATTLE MOUNTAIN GOLD COMPANY
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Nevada                                        76-0151431
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
         Number of shares of Common Stock outstanding as of the latest practicable date, May 7, 1997: 116,370,175. In addition, as of such date there were outstanding 113,324,700 Exchangeable Shares of Battle Mountain Canada, Ltd, which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.


===============================================================================

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information (Unaudited)

         Condensed Consolidated Balance Sheet at
         March 31, 1997, and December 31, 1996                              1

         Condensed Consolidated Statement of Operations
         for the three months ended March 31, 1997 and 1996                 2

         Condensed Consolidated Statement of Cash Flows
         for the three months ended March 31, 1997 and 1996                 3

         Notes to Condensed Consolidated Financial Statements               4

         Statistical Information                                            6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


Part II. Other Information                                                 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (in millions)


                                                       March 31,    December 31,
                                                         1997           1996
                                                     ------------   ------------
Assets
  Current assets
     Cash and cash equivalents                       $       55.7   $       94.0
     Restricted cash                                          9.0            9.0
     Accounts and notes receivable                           26.4           48.7
     Product inventories                                     13.9           10.4
     Materials and supplies inventories                      26.6           28.9
     Other current assets                                    12.2           12.7
                                                     ------------   ------------
         Total current assets                               143.8          203.7

  Investments                                               250.2          248.8

  Property, plant and equipment, net                        562.2          565.4

  Other assets                                               19.9           19.0
                                                     ------------   ------------

     Total assets                                    $      976.1   $    1,036.9
                                                     ============   ============

Liabilities And Shareholders' Equity
  Current liabilities
     Short term borrowings                           $        1.9   $       21.8
     Current maturities of long-term debt (Note 2)           13.6           13.6
     Accounts payable and accrued liabilities                29.5           44.7
     Income and mining taxes payable                         13.0           18.1
     Other current liabilities                                4.1            6.1
                                                     ------------   ------------
         Total current liabilities                           62.1          104.3

  Long-term debt (Note 2)                                   139.2          139.2
  Deferred income and mining taxes                          105.0          106.9
  Other liabilities                                          42.1           41.0
                                                     ------------   ------------
         Total liabilities                                  348.4          391.4

  Minority interest                                         107.1          107.2

  Shareholders' equity                                      520.6          538.3
                                                     ------------   ------------

Total liabilities and shareholders' equity           $      976.1   $    1,036.9
                                                     ============   ============




   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      (in millions, except per share data)


                                                             Three months ended
                                                                  March 31,
                                                        ----------------------------
                                                            1997            1996
                                                        ------------    ------------
Sales                                                   $       76.5    $      105.0
                                                        ------------    ------------
Costs and expenses
   Production costs                                             51.1            59.0
   Depreciation, depletion and amortization                     16.4            20.8
   Exploration, evaluation and other lease costs, net            5.9             9.2
   Merger expense (Note 3)                                       2.2            --
   General and administrative expenses                           3.9             3.9
                                                        ------------    ------------
         Total costs and expenses                               79.5            92.9
                                                        ------------    ------------

Operating income (loss)                                         (3.0)           12.1

   Interest and other income, net                                1.4              .9
   Interest expense                                             (1.9)           (1.7)
                                                        ------------    ------------

Income (loss) before income taxes and
   minority interest                                            (3.5)           11.3

   Income tax expense (Note 4)                                   2.1             3.9
   Mining taxes                                                  1.6             3.8
   Minority interest in net (income) loss                       --               1.4
                                                        ------------    ------------
Net income (loss)                                               (7.2)            5.0
Preferred dividends                                              1.9             1.9
                                                        ------------    ------------
Net income (loss) to common shares                      $       (9.1)   $        3.1
                                                        ============    ============
Income (loss) per common share (Note 5)                 $       (.04)   $        .01
                                                        ============    ============
Dividends per common share                              $       .025    $       .037
                                                        ============    ============
Average common shares outstanding
   for income per share purposes                               229.7           234.7
                                                        ============    ============



   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in millions)


                                                                  Three months ended
                                                                       March 31,
                                                               ------------------------
                                                                  1996          1997
                                                               ----------    ----------
Cash flows from operating activities:
Net income (loss)                                              $     (7.2)   $      5.0
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
   Depreciation, depletion and amortization                          16.4          20.8
   Deferred income tax benefit                                        (.9)         (3.3)
   Change in current assets and liabilities                           6.2          (3.3)
   Other changes, net                                                 (.1)          1.5
                                                               ----------    ----------
         Total Adjustments                                           21.6          15.7
                                                               ----------    ----------

Net cash flows from operating activities                             14.4          20.7
                                                               ----------    ----------

Cash flows used in investing activities:
   Capital expenditures                                             (23.6)        (20.3)
   Other, net                                                         (.5)          (.3)
                                                               ----------    ----------
Net cash flows used in investing activities                         (24.1)        (20.6)
                                                               ----------    ----------

Cash flows used in financing activities:
   Cash proceeds from stock issuances                                  .4           2.0
   Cash proceeds from borrowings                                     --            13.0
   Cash dividend payments                                            (7.6)         (3.9)
   Decrease in short term borrowings                                (19.9)        (12.2)
   Debt repayments                                                   --            (2.3)
   Other, net                                                        --            --
                                                               ----------    ----------

Net cash flows used in financing activities                         (27.1)         (3.4)
                                                               ----------    ----------

Effect of exchange rate changes on cash and cash equivalents         (1.5)           .7
                                                               ----------    ----------

Net decrease in cash and cash equivalents                           (38.3)         (2.6)
Cash and cash equivalents at beginning of period                     94.0         132.5
                                                               ----------    ----------

Cash and cash equivalents at end of period                     $     55.7    $    129.9
                                                               ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  General Information

         The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the management of Battle Mountain Gold Company (BMG), necessary for a fair presentation. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries (the "Company"). Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1996.

Note 2.  Debt

         On March 31, 1997, the Company entered into a new committed revolving credit agreement with a syndicate of seven banks, led by Citibank N.A. as agent. The new facility, which has a termination date of March 31, 2002, provides for unsecured borrowings of up to $150 million. Interest rates under the facility are based on the facility agent's base rate, applicable certificate of deposit rates or Eurodollar rates plus an applicable margin which is subject to adjustment in case of certain changes in BMG's credit rating and certain financial ratios. Other costs associated with the new facility include an annual agency fee, commitment fees of 22.5 basis points per annum on the unused portion of the facility and a drawing fee of 62.5 basis points subject to an increase of up to 87.5 basis points or a decrease of up to
22.5 basis points based on BMG's credit rating and certain financial ratios. The revolving credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage and net worth, as well as certain restrictions on liens, investments, additional debt, lease obligations, and the acquisition or disposition of assets. The Company does not currently have any borrowings outstanding under this facility.

Note 3.  Merger Expenses

         In connection with the July 1996 combination of BMG and Battle Mountain Canada Ltd. (BMC) (formerly Hemlo Gold Mines Inc.), $2.2 million of additional merger expense was incurred and charged to expense during the first quarter of 1997. The merger expense consisted primarily of merger related severance payments made to BMG employees.

Note 4.  Income Taxes

         Primarily because of an increase in its valuation allowance for deferred tax assets in accordance with the provisions of SFAS No. 109, the Company recorded income tax expense of $2.1 million for the three months ended March 31, 1997, even though the Company incurred a pre-tax loss of $3.6 million for the period. The valuation allowance is related primarily to Canadian income taxes of $2.5 million on Canadian source income. Although these Canadian taxes give rise to U.S. foreign tax credits, such credits are not currently realizable under SFAS No. 109.

Note 5.  Income (loss) per Common Share

         The effect of common stock equivalents is not included in the calculation of income per share for the three months ended March 31, 1997, because the effect is antidilutive. Fully diluted income per share is not presented because the effect of other potentially dilutive securities is antidilutive for the periods presented. The Exchangeable Shares of Battle Mountain Canada Ltd. are treated as being identical to shares of BMG's Common Stock for income per common share calculation purposes.

         In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", with an effective date of December 15, 1997. The standard requires that earnings per share for all periods be restated. The Company will be required to present basic earnings per share and diluted earnings per share. Basic earnings per share will be calculated using only actual shares outstanding during the periods presented. Diluted earnings per share will be calculated using all currently outstanding shares and all potentially dilutive common shares. The Company does not believe that the adoption of this standard will cause any material change in the presentation of earnings per share.

Note 6.  Battle Mountain Canada Summarized Financial Information

The following is summarized financial information pertaining to Battle Mountain
Canada:

                                              Three months ended
                                                   March 31,
                                           -----------------------
                                               1997        1996
                                           ----------   ----------
                                           (expressed in millions)
Sales                                      $     34.1   $     44.7
Costs and expenses                               27.6         26.9
                                           ----------   ----------
Operating income                           $      6.5   $     17.8
                                           ==========   ==========

Net income                                 $      3.8   $      9.2
                                           ==========   ==========

                            SUPPLEMENTAL INFORMATION

                          BATTLE MOUNTAIN GOLD COMPANY
                         OPERATING DATA (Unaudited) (1)
           (All production data reflects BMG attributable interests)

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                        1997            1996(2)
                                                     ----------      ----------
GOLDEN GIANT
    Gold recovered (000s oz)                                 80             104
    Silver recovered (000s oz)                                5               3
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                            $      161      $      130
    Depreciation, depletion and amortization                 70              58
    Reclamation and mine closure costs                        4               2
                                                     ----------      ----------
    Total operating costs                            $      235      $      190
-------------------------------------------------------------------------------

KORI KOLLO (88% INTEREST)
    Gold recovered (000s oz)                                 63              69
    Silver recovered (000s oz)                              175             214
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold (3)
    Cash production costs                            $      203      $      208
    Depreciation, depletion and amortization                103             105
    Reclamation and mine closure costs                        8               3
                                                     ----------      ----------
    Total operating costs                            $      314      $      316
-------------------------------------------------------------------------------

HOLLOWAY (84.7% INTEREST) (4)
    Gold recovered (000s oz)                                 14
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                            $      327
    Depreciation, depletion and amortization                122
    Reclamation and mine closure costs                        2
                                                     ----------
    Total operating costs                            $      451
-------------------------------------------------------------------------------

BATTLE MOUNTAIN COMPLEX
    Gold recovered (000s oz)                                 18              17
    Silver recovered (000s oz)                               34              64
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                            $      304      $      318
    Depreciation, depletion and amortization                 27              74
    Reclamation and mine closure costs                       46              32
                                                     ----------      ----------
    Total operating costs                            $      377      $      424
-------------------------------------------------------------------------------

                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                         OPERATING DATA (Unaudited) (1)
           (All production data reflects BMG attributable interests)


                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                        1997            1996 (2)
                                                     ----------      ----------
SAN LUIS (5)
    Gold recovered (000s oz)                                                 15
    Silver recovered (000s oz)                                                7
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                            $      308
    Depreciation, depletion and amortization                                 85
    Reclamation and mine closure costs                                       24
                                                                     ----------
    Total operating costs                                            $      417
-------------------------------------------------------------------------------

PAJINGO (5)
    Gold recovered (000s oz)                                                 11
    Silver recovered (000s oz)                                                5
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                            $      319
    Depreciation, depletion and amortization                                121
    Reclamation and mine closure costs                                        3
                                                                     ----------
    Total operating costs                                            $      443
-------------------------------------------------------------------------------

SAN CRISTOBAL (50.5% INTEREST)
    Gold recovered (000s oz)                                  8              10
    Silver recovered (000s oz)                               18              25
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                            $      417      $      353
    Depreciation, depletion and amortization                 46              96
    Reclamation and mine closure costs                     --              --
                                                     ----------      ----------
    Total operating costs                            $      463      $      449
-------------------------------------------------------------------------------

RED DOME (50.5% INTEREST)
    Gold recovered (000s oz)                                 11              12
    Silver recovered (000s oz)                               52             105
    Copper recovered (000s lb)                              784           1,780
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                            $      228      $      277
    Depreciation, depletion and amortization                 20             101
    Reclamation and mine closure costs                       13              10
                                                     ----------      ----------
    Total operating costs                            $      261      $      388
-------------------------------------------------------------------------------

                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                         OPERATING DATA (Unaudited) (1)
           (All production data reflects BMG attributable interests)


                                                        Three months ended
                                                             March 31,
                                                     -----------------------
                                                        1997          1996(2)
                                                     ----------   ----------
SILIDOR (55% INTEREST)
    Gold recovered (000s oz)                                  5            7
-------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                            $      329   $      339
    Depreciation, depletion and amortization                 74           49
    Reclamation and mine closure costs                        9         --
                                                     ----------   ----------
    Total operating costs                            $      412   $      388
-------------------------------------------------------------------------------

AGGREGATE DATA
   Gold recovered BMG share (000s oz)                       200          246
   Gold sold BMG share (000s oz)                            190          236
   Gold recovered (000s oz)                                 227          277
   Gold sold (000s oz)                                      210          259
   Average price per oz realized                     $      358   $      398
-------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                     284          424
   Silver sold BMG share (000s oz)                          235          326
   Silver recovered (000s oz)                               378          581
   Silver sold (000s oz)                                    280          384
   Average price per oz realized                     $     4.99   $     5.45
-------------------------------------------------------------------------------
   Weighted Average Cost Per Gold Ounce Sold
    Cash production costs                            $      215   $      203
    Depreciation, depletion and amortization                 80           80
    Reclamation and mine closure costs                        9            6
                                                     ----------   ----------
    Total operating costs                            $      304   $      289
-------------------------------------------------------------------------------


(1) Effective in the second quarter of 1996, BMG began reporting its operating costs on the basis adopted earlier that year by The Gold Institute. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

(2)      Restated to conform with new operating cost reporting standard.

(3) In 1997, the Bolivian mining code was amended and eliminated Inti Raymi's exemption from Bolivian income tax. Any income tax owed by Inti Raymi can be credited against royalties owed to the government by Inti Raymi. As a result of this change, royalties pertaining to the Kori Kollo mine production are now treated as income taxes for cost per ounce calculation purposes and, therefore, are not included in the cost per ounce calculations. The 1996 costs per ounce were restated.

(4) Production commenced at this operation during the fourth quarter of 1996.

(5) Production ceased at these operations during the fourth quarter of 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1996, and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash and cash equivalents of $55.7 million, of which $19.0 million was held by BMG and its wholly-owned subsidiaries, $32.5 million was held by Niugini Mining and $4.2 million was held by Inti Raymi.

         The Company generated cash flow of $14.4 million from operating activities during the three months ended March 31, 1997, compared with $20.7 million for the three months ended March 31, 1996. The $6.3 million decrease in cash flows from operations for the Company was primarily the result of decreased quantities of gold sold and a decrease in the average gold sales price realized in 1997 compared with 1996.

         The Company used cash of $23.6 million for capital expenditures during the three months ended March 31, 1997. Capital expenditures for the quarter include $6.0 million in capitalized interest related to the Company's investment in Lihir Gold Limited. Other capital expenditures were made primarily for the Vera/Nancy project, the Crown Jewel project and the Phoenix project.

         During the first quarter of 1997, the Final Environmental Impact Statement (EIS) and Record of Decision (ROD) for the Crown Jewel project were issued. The U.S. Forest Service received four administrative appeals to its EIS and ROD, which were denied in early May 1997 by the Deputy Regional Forester. This decision could be appealed to the U.S. Federal District Court of Appeals. The impact and exact timing for final resolution of any such appeal, or any other appeals related to the permitting process, is difficult to predict.

         The Company executed a $150 million revolving line of credit in March 1997 which allows for U.S. and Canadian dollar borrowings. The Company currently has no borrowings outstanding under this line of credit. The Company expects cash on hand, cash flows from operations and availability under its revolving line of credit to be adequate to meet its cash needs at least through the middle of 1998.

Hedging - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes.

         The Company uses fixed forward sales contracts and spot deferred sales contracts and may use put options to hedge anticipated sales of gold, silver and copper. The following table summarizes such open contracts of the Company at March 31, 1997:


                                                       Average Price
                                          Amount          Per Unit         Period
                                          ------       -------------       ------
  BMG
    Forward sales contracts
      Gold                               78,000 oz           $413       Apr 97-Sep 97

  Niugini Mining
    Forward sales contracts
      Gold                               35,000 oz          A$577              Apr 97
                                         24,000 oz           $407              Apr 97
      Copper                          2,205,000 lb          $1.01              Aug 97


         The aggregate amount by which the net market value of open forward sales contracts of the Company is greater than the spot price of $348 per ounce of gold and $1.07 per pound of copper, as of March 31, 1997, is $10.0 million, of which $2.4 million is attributable to minority interests. The foregoing amounts were calculated assuming conversion of Australian dollar contracts to U.S. dollars at the March 1997 month end exchange rate of US$.78 to A$1.

         At March 31, 1996, the Company had outstanding the following forward currency contract:

Currency              Currency          U.S. dollar      Exchange
Sold                   Bought           equivalent       rate to C$    Maturity
------------      ----------------      -----------      ----------    --------
U.S. Dollars      Canadian dollars      $70 million        1.37        Apr 1997

         At March 31, 1997, the Company had an unrealized loss of $.7 million related to this contract based on a spot market rate of C$1.38 to US$1.

Foreign Operations - The identifiable assets attributable to operations of the Company outside the U.S. and Canada as of March 31, 1997, were approximately $527.7 million, and mining operations outside the U.S. and Canada represented approximately 47 percent of the total gross revenues of the Company for the three months ended March 31, 1997. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

RESULTS OF OPERATIONS

Net income (loss) - The Company incurred a net loss of $9.1 million ($.04 per share) attributable to common shareholders for the three months ended March 31, 1997, compared with net income of $3.1 million ($.01 per share) for the three months ended March 31, 1996. The loss for the quarter was primarily the result of lower gold prices and lower gold production.

                                                     Three months ended
                                                         March 31,
                                                     ------------------
                                                       1997     1996
                                                     -------  ---------
Average realized gold sales price per ounce          $  358    $  398

Average gold spot price per ounce                    $  352    $  400

Sales - Sales decreased for the three months ended March 31, 1997, compared with the same period of 1996 primarily because of decreased production and decreased average realized gold sales prices. Gold production decreased at the Golden Giant mine by 24,000 ounces, primarily because of technical problems in the mill and slightly lower ore grades. Gold production also decreased because the San Luis mine and the Cindy deposit at the Pajingo Complex were depleted near the end of 1996. These decreases were partially offset by production from the Holloway mine which commenced at the end of 1996. The average realized price of gold decreased for the three months ended March 31, 1997, because of decreased spot gold prices. Average realized prices for the three month period ended March 31, 1997, were slightly higher than the average gold spot price for the period because of gains realized from the Company's forward sales.

         In the second quarter of 1996, the Company began reporting its operating costs on the basis adopted by The Gold Institute in 1996. As a result, in addition to mining, milling and plant level G&A expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce. Beginning in first quarter 1997, the Company excluded certain royalties paid to the Bolivian government from its cost per ounce calculations because of changes in the Bolivian mining code which allow the offsetting of Bolivian income taxes against royalties, which now apply to Inti Raymi. The Company considers these royalties to, effectively, be an income tax. All prior year amounts have been restated to incorporate this change.

Consolidated Production Costs Per Ounce
(per ounce of gold sold):

                                                             Three months ended
                                                                  March 31,
                                                          ------------------------
                                                             1997          1996
                                                          ----------    ----------
Direct mining costs                                       $      227    $      201
Deferred stripping adjustments                                    (6)            4
Third party smelting, refining and transportation costs            3             3
By-product credits included in sales                              (7)           (8)
                                                          ----------    ----------
    Cash operating costs                                         217           200
Royalties                                                          4             9
Production taxes                                                   1             1
                                                          ----------    ----------
    Total cash production costs                                  222           210
Depreciation, depletion and amortization                          78            80
Reclamation and mine closure costs                                 9             6
                                                          ----------    ----------
    Total operating costs                                 $      309    $      296
                                                          ==========    ==========

Reconciliation of Total Cash Costs per Ounce to Consolidated
Financial Statements
(in millions, except per ounce amounts):


                                                              Three months ended
                                                                   March 31,
                                                           ------------------------
                                                              1997          1996
                                                           ----------    ----------
Production costs per financial statements                  $     51.1    $     59.0
By-product credits included in sales                             (1.4)         (2.1)
Reclamation and mine closure costs                               (1.8)         (1.4)
Other                                                            (1.3)         (1.2)
                                                           ----------    ----------

Production costs for per ounce calculation purposes        $     46.6    $     54.3
                                                           ==========    ==========

Gold ounces sold                                                  210           259
                                                           ==========    ==========

Total cash production costs per gold ounce sold            $      222    $      210
                                                           ==========    ==========

Production Costs - Production costs decreased in total but increased on a per ounce of gold sold basis for the three months ended March 31, 1997, compared with the corresponding period of 1996. Total production costs decreased because the San Luis and Pajingo mines ceased operating during the fourth quarter of 1996 and because of administrative and operating changes that are being made at the Kori Kollo mine. The decrease in total costs was partially offset by increased production costs resulting from the commencement of production at the Holloway mine during the fourth quarter of 1996. Aggregate per ounce production costs increased primarily because of increased costs per ounce at the Golden Giant mine which were caused by increased in-process gold. In-process gold increased because of technical problems in the Golden Giant mill which are expected to be resolved in the second quarter of 1997.

Depreciation, depletion and amortization - Depreciation, depletion and amortization (DD&A) decreased in total and on the basis of cost per gold ounce sold for the three months ended March 31, 1997, compared with the corresponding period of 1996. DD&A decreased in total as a result of the San Cristobal and Reona mine asset write-downs made in the third quarter of 1996 and because of the cessation of operations at the San Luis and Pajingo mines during the second half of 1996. The decrease in DD&A was partially offset by an increase in DD&A caused by the commencement of production at the Holloway mine. The San Cristobal and Reona mine asset write-downs caused the decrease in DD&A on a cost per ounce of gold sold basis.

Exploration, evaluation and other lease costs, net - Exploration, evaluation and other lease costs decreased for the three months ended March 31, 1997, compared with the three months ended March 31, 1996, because of a difference in the timing of expenditures for 1997 when compared with 1996.

Merger expenses - Additional merger expenses of $2.2 million for the three months ended March 31, 1997 consisted of severance payments made to certain former BMG employees related to the July 1996 combination of BMG and BMC.

Interest and other income, net - Interest and other income increased by $.5 million for the three months ended March 31, 1997, compared with the three months ended March 31, 1996. The increase consisted of an increase in other income of $1.6 million and a decrease in interest income of $1.1 million. Other income, net for the three months ended March 31, 1996, consisted primarily of foreign currency losses totaling approximately $1.5 million related to U.S. dollar deposits held by Niugini Mining. There was no significant amount of other income during the three months ended March 31, 1997. Interest income decreased because of less cash available to invest during the three months ended March 31, 1997, compared with the three months ended March 31, 1996.

Income and mining taxes - The Company's provision for income taxes was approximately $2.1 million for the three months ended March 31, 1997, although the loss before income taxes was $3.6 million. This indicated effective income tax rate of 58 percent was primarily the function of the provision for Canadian income taxes of $2.5 million on Canadian income, and an increase in income tax benefits generated by U.S. net operating losses which were fully offset by an increase in the Company's deferred tax asset valuation allowance. The Company's effective tax rate for the three months ended March 31, 1996 was 31 percent.

Mining taxes decreased for three months ended March 31, 1997, compared with the three months ended March 31, 1996, because of decreased mining income from the Company's Canadian mines.

Minority interest in net (income) loss - Net loss attributable to minority interests decreased for the three months ended March 31, 1997, compared with the same period of 1996, primarily because of substantially decreased losses incurred by Niugini Mining during the first quarter of 1997 compared with the first quarter 1996.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that the Company believes are reasonable, but it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1996. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

          *3(a) Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996 (Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-9666).

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

          *3(d) Bylaws of the Company, as amended through March 21, 1997 (Exhibit 3(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-9666).

          *4(a) Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

          *4(b) Voting, Support and Exchange Trust Agreement dated as of July 19, 1996 between the Company, Hemlo Gold Mines Inc. and The R-M Trust Company (Annex E to Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996, File No. 1-9666).

          *4(c) Specimen Stock Certificate for the Common Stock of the Company (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 1, 1988; File No. 1-9666).

          *4(d) Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and Citibank, N.A., Fiscal Agent (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989; File No. 1-9666).

          *4(e)(1) Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi S.A. and International Finance Corporation (Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

          *4(e)(2) Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and International Finance Corporation (Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

          *4(f)(1) Finance Agreement, dated as of September 14, 1992, between Empresa Minera Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

          *4(f)(2) First Amendment to Finance Agreement and Limited Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit 4(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

          *4(f)(3) Letter Agreement dated December 31, 1994, among Overseas Private Investment Corporation, Battle Mountain Gold Company, Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9666).

          *4(g)(1) Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

          *4(g)(2) Amendment to Loan Agreement, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

          10(a) Credit Agreement, dated as of March 31, 1997, among Battle Mountain Gold Company and Battle Mountain Canada Ltd., the Banks named therein and Citibank, N.A. as U.S. Administrative Agent and Citibank Canada as Canadian Administrative Agent.

          *10(b) Amended and Restated 1994 Long-Term Incentive Plan of Battle Mountain Gold Company, as of January 1, 1997 (Appendix B to the Company's definitive Proxy Statement dated March 28, 1997 and filed with the Commission on March 28, 1997, File No. 1-9666).

          11        Computation of Earnings per Share.

          27        Financial Data Schedule.

---------------------

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


                                        BATTLE MOUNTAIN GOLD COMPANY



Date: May 15, 1997                      /s/ Jeffrey L. Powers
                                        -----------------------------------
                                            Jeffrey L. Powers
                                            Vice President and Controller
                                            (Principal Financial and
                                            Chief Accounting Officer)

                               INDEX OF EXHIBITS

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

          *3(a) Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996 (Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-9666).

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

          *3(d) Bylaws of the Company, as amended through March 21, 1997 (Exhibit 3(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-9666).

          *4(a) Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

          *4(b) Voting, Support and Exchange Trust Agreement dated as of July 19, 1996 between the Company, Hemlo Gold Mines Inc. and The R-M Trust Company (Annex E to Exhibit 20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996, File No. 1-9666).

          *4(c) Specimen Stock Certificate for the Common Stock of the Company (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 1, 1988; File No. 1-9666).

          *4(d) Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and Citibank, N.A., Fiscal Agent (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989; File No. 1-9666).

          *4(e)(1) Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi S.A. and International Finance Corporation (Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

          *4(e)(2) Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and International Finance Corporation (Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

          *4(f)(1) Finance Agreement, dated as of September 14, 1992, between Empresa Minera Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

          *4(f)(2) First Amendment to Finance Agreement and Limited Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit 4(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9666).

          *4(f)(3) Letter Agreement dated December 31, 1994, among Overseas Private Investment Corporation, Battle Mountain Gold Company, Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9666).

          *4(g)(1) Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-9666).

          *4(g)(2) Amendment to Loan Agreement, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

          10(a) Credit Agreement, dated as of March 31, 1997, among Battle Mountain Gold Company and Battle Mountain Canada Ltd., the Banks named therein and Citibank, N.A. as U.S. Administrative Agent and Citibank Canada as Canadian Administrative Agent.

          *10(b) Amended and Restated 1994 Long-Term Incentive Plan of Battle Mountain Gold Company, as of January 1, 1997 (Appendix B to the Company's definitive Proxy Statement dated March 28, 1997 and filed with the Commission on March 28, 1997, File No. 1-9666).

          11        Computation of Earnings per Share.

          27        Financial Data Schedule.

---------------------

          *         Incorporated by reference as indicated.