Form 10-K405/A
period 1996-12-31
BATTLE MOUNTAIN GOLD CO
filed 1997-07-23
CIK 771498

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NO. 1-9666

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No    .
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X.
                             ---

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $835 million as of March 14, 1997, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $1,193 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

         The number of shares outstanding of the registrant's common stock as of March 14, 1997 is 115,109,272, not including 114,566,404 shares of
Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., that entitle holders to the same rights as the registrant's common stock and are exchangeable at any time into such common stock on a one-for-one basis.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT RELATING TO THE 1997 ANNUAL MEETING OF STOCKHOLDERS OF BATTLE MOUNTAIN GOLD COMPANY TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11, AND 12 OF PART III OF THIS ANNUAL REPORT).
===============================================================================

The information appearing in Part II, Item 8 of Battle Mountain Gold Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended as indicated in the Index to Consolidated Financial Statements at "II. Lihir Gold Limited (A Development Stage Company)" to include the following financial statements of Lihir Gold Limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                       PAGE
                                                                                       ----
II.      LIHIR GOLD LIMITED (A DEVELOPMENT STAGE COMPANY)
         Report of Independent Accountants ........................................     2

         Profit and Loss Accounts .................................................     4

         Balance Sheet ............................................................     5

         Statement of Cash Flows ..................................................     7

         Notes to Financial Statements ............................................     8


                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Lihir Gold Limited
Port Moresby
Papua New Guinea

We have audited the financial statements of Lihir Gold Limited for the year ended 31 December 1996 as set out on pages 1 to 27. The Company's Directors are responsible for the preparation and presentation of the financial statements and the information they contain. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.

Our audit has been conducted in accordance with International Standards on Auditing, which are substantially similar to U.S. standards, to provide reasonable assurance as to whether the financial statements are free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial statements, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion as to whether, in all material respects, the financial statements are presented fairly in accordance with Accounting Standards adopted for use in Papua New Guinea and Papua New Guinea statutory requirements so as to present a view which is consistent with our understanding of the Company's financial position and the results of its operations.

The audit opinion expressed in the Report has been formed on the above basis.

As described in Note 21 to the financial statements, the Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States. Note 21 reconciles these differences.

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

AUDIT OPINION

In our opinion:

(a) the financial statements of Lihir Gold Limited are properly drawn up:

         (i) so as to give a true and fair view of the state of affairs of the Company at 31 December 1996 and of the results and cash flows of the Company for the year ended on that date; and

         (ii) in accordance with the provisions of the Companies Act (Chapter 146); and

         (iii)   in accordance with applicable Accounting Standards;

(b) the accounting and other records (including registers) examined by us have been properly kept in accordance with the Companies Act.



/s/ COOPERS & LYBRAND

COOPERS & LYBRAND
By R. Hubbard
Registered under the Accountants Registration Act (Chapter 89)

PORT MORESBY, PAPUA NEW GUINEA



On 13 day of March 1997

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                            PROFIT AND LOSS ACCOUNTS
               FOR THE YEARS ENDED 31 DECEMBER 1996,1995 AND 1994

                                                              US$000
                                               Note  1996      1995      1994
Operating profit before income tax             5        -         -         -

Income tax attributable to operating profit             -         -         -

                                                 --------   -------  --------

Operating profit after income tax                       -         -         -

Retained profits at the beginning of the
financial period                                        -         -         -

                                                 --------   -------  --------

Retained profits at end of the financial
period                                                  -         -         -

                                                 ========   =======  ========



The accompanying notes form part of these financial accounts

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                BALANCE SHEETS AS AT 31 DECEMBER, 1996 AND 1995



                                                    US$000

                                   NOTE       1996             1995
CURRENT ASSETS
Cash                                8        44,002           363,099
Receivables                         9            42               420
                                             ------           -------

TOTAL CURRENT ASSETS                         44,044           363,519

NON-CURRENT ASSETS
Development properties              10       670,412          268,235
                                             -------          -------
Hedging costs                       17        20,496                -
                                             -------          -------

TOTAL NON-CURRENT ASSETS                     690,908          268,235
                                             -------          -------

TOTAL ASSETS                                 734,952          631,754
                                             -------          -------
CURRENT LIABILITIES
Creditors and borrowings            11        51,055           10,054
Employee benefits                                516              218
Loan - UBS Consortium               16(a)        540                -
Retention                                      1,527              168
                                             -------          -------

TOTAL CURRENT LIABILITIES                     53,638           10,440
                                             -------          -------

NON CURRENT LIABILITIES

Loan - UBS Consortium               16(a)     60,000                -
                                             -------          -------

TOTAL NON -CURRENT LIABILITIES                60,000                -
                                             -------          -------

TOTAL LIABILITIES                            113,638           10,440
                                             -------          -------

COMMITMENTS AND CONTINGENCIES       14&15


NET ASSETS                                   621,314          621,314
                                             =======          =======

SHAREHOLDERS' EQUITY
Share capital                       12       68,085           68,085
(Ordinary shares K0.10 par value


                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)



Authorized 2,000,000,000; issued
and outstanding 1996 and 1995
900,000,000 shares)

Reserves                               13     553,229         553,229
                                              -------         -------

TOTAL SHAREHOLDERS' EQUITY                    621,314         621,314
                                              =======         =======

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDING 31 DECEMBER 1996,1995 AND 1994

                                                                            US$000

                                                                1996           1995             1994
                                                                ----           ----             ----
Balance at beginning of period                               363,099              -                -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issue of shares                                      -         431,754               -
Loan - UBS Consortium                                         60,540               -               -
Joint venture contribution                                                    37,936           12,812
                                                            --------        --------          -------

Net cash inflows from financing activities                    60,540         469,690           12,812
                                                            --------        --------          -------

increase in Development Properties                          (420,417)       (123,877)         (12,812)
Interest received                                             18,240           7,266               -
Decrease in current assets                                       378            (420)              -
Increase in Deferred Hedging Costs                           (20,496)              -               -
Increase in current liabilities                               42,658          10,440          (12,812)
                                                            --------        --------          -------

Net cash outflows from investing activities                 (379,637)       (106,591)               -

Net increase/(decrease) in cash and cash equivalents        (319,097)        363,099               -
                                                            --------        --------          -------

Effect of exchange rate changes on the
translation of cash balances                                       -               -                -
                                                            --------        --------          -------

Balance at end of period                                      44,002         363,099               -
                                                            ========        =========         =======

The accompanying notes form part of these financial statements

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

      NOTE I:         STATEMENT OF ACCOUNTING POLICIES

The financial statements have been prepared in accordance with the Papua New Guinea Companies Act (Chapter 146) and are presented in accordance with applicable International Accounting Standards (IAS). The financial statements have also been prepared on the basis of historical costs and do not take into account changing money values. Cost is based on the fair values of the consideration given in exchange for assets. The accounting policies have been consistently applied, unless otherwise stated.

The following is a summary of the significant accounting policies adopted by the Company in the preparation of the financial statements.

(a)      EXPLORATION AND EVALUATION EXPENDITURE

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

(b)      DEVELOPMENT PROPERTIES

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

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

         of that property, is reasonably assured.

         No amortisation is provided in respect of development properties until they are reclassified as "Mine Properties", following the commencement of commercial production.

(c)      MINE PROPERTIES

         Mine properties represent the accumulation of all exploration, evaluation, and development expenditure incurred by or on behalf of the Company in relation to areas of interest in which mining of a mineral resource has commenced.

         When further development expenditure is incurred in respect of a mine property after the commencement of production, such expenditure is carried forward as part of the cost of that mine property only when substantial future economic benefits are thereby established, otherwise such expenditure is classified as part of the cost of production.

         Amortisation of costs is provided on the unit-of-production method, separate calculations being made for each mineral resource. The unit-of-production basis results in an amortisation charge proportional to the depletion of estimated recoverable gold ounces contained in Ore Reserves (comprising both Proved and Probable Ore Reserves).

(d)      CAPITALISATION OF FINANCING COSTS

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

(e)      MINE BUILDINGS, MACHINERY AND EQUIPMENT

         The cost of major items of buildings, machinery and equipment is depreciated over the expected useful life adopting the unit-of-production method. Each item's economic life has due regard to both physical life limitations and to present assessments of economically recoverable reserves of the mine property and to possible future variations in those assessments. Estimates of remaining useful lives are made on a regular basis for all assets, with annual reassessments for major items.

         The total net carrying values of mine building, machinery and equipment at each mine property

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO AND FORMING PART OF THE
                ACCOUNTS FOR THE YEAR ENDED 31 DECEMBER, 1996

         are reviewed regularly and, to the extent to which these values exceed their recoverable amounts, that excess is fully provided against in the financial year in which this is determined.

         Major spares purchased specifically for particular plant are included in the cost of plant and are depreciated over the expected useful life of the item of plant.

(f)      REMAINING MINE LIVES

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

(g)      RESTORATION, REHABILITATION AND ENVIRONMENTAL EXPENDITURE

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

(h)      INVENTORIES

         Inventories of broken ore, concentrate and metal are physically measured or estimated and valued at the lower of cost and net realisable value.

         Cost comprises direct material, labor and transportation expenditure in getting such inventories to their existing location and condition, together with an appropriate portion of fixed and variable overhead expenditure, based on weighted average costs incurred during the period in which such inventories are produced. Net realisable value is the amount estimated to be obtained from sale of the item of inventory in the normal course of business, less any anticipated costs to be incurred prior to its sale.

         Inventories of consumable supplies and spare parts expected to be used in production are valued at weighted average cost.

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO AND FORMING PART OF THE
                ACCOUNTS FOR THE YEAR ENDED 31 DECEMBER, 1996

(i)      REVENUE RECOGNITION

         Sales are recognised as revenue only when there has been a passing of risk to the customer, and:

         - the product is in a form suitable for delivery and no further processing is required by, or on behalf of, the Company;

         - the quantity and quality (grade) of the product can be determined with reasonable accuracy;

         - the product has been despatched to the customer and is no longer under the physical control of the Company (or property in the product has earlier passed to the customer); and

         - the selling price can be measured reliably.

         Sales revenue represents the gross proceeds receivable from the customer.

         Revenue received from sale/disposal of product, materials or services during the exploration, expenditure or development phases of operations is offset against expenditure in respect of the area of interest/mineral resource concerned.

(j)      EMPLOYEE ENTITLEMENTS

         (i)     Wages and Salaries

                 A liability for wages and salaries is recognized, and measured as the amount unpaid at balance date at current pay rates in respect of employees' services up to that date.

         (ii)    Annual and Long Service Leave

                 A liability for annual and long service leave is recognized and measured with reference to existing entitlement and salary and measured as the amount unpaid at balance date at current pay rates in respect. of employee's services up to that date.

(k)      FOREIGN CURRENCY TRANSLATION

         As the Company's turnover is denominated in US dollars and the majority of its fixed asset purchases and costs are in US dollars or currencies related to US dollars, the Company's

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     Directors have adopted the US dollar as the Company's functional and management reporting currency.

     The Company's Kina figures for 1996 are translated from US Dollars at the rate prevailing at 31 December 1996 of PGK 1.00 = USD 0.74 (1995: PGK 1.00 = USD 0.75). Translation differences resulting from the effects of changes in translation from US dollar functional currency to Kina are taken to a capital reserve entitled "Foreign Currency Translation Reserve".


(l)  INCOME TAX

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

(m)  LEASES

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

(n)  CASH

     For the purpose of the statement of cash flows, cash includes:

     (i) cash on hand and in at call deposits with banks or financial institutions, net of bank overdrafts; and
     (ii) investments in money market instruments with less than 90 days to maturity.

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     Cash is held in USD, AUD and Kina based on the forecast of cash requirements to meet obligations denominated in those currencies. All surplus above that required to meet these obligations is held in USD. Surplus cash is invested in short-term instruments with maturities up to 180 days, and are subject to floating interest rates or fixed interest rates payable on maturity. The limit of exposure to any one bank is dependent upon the rating of the bank. The maximum exposure to one bank is US$50 million.

     The USD is held in accounts maintained by the Company in New York. AUD is held in accounts maintained by the Company in Australia. Kina is held by the Company in accounts in Papua New Guinea.

(o)  COMPARATIVE FIGURES

     Comparative figures have been included in accordance with International Accounting Standards.

(p)  ROUNDING OF AMOUNTS

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

NOTE 4:        DIVIDEND RESTRICTIONS

The Senior Loan Facility prohibits the payment of dividends by the Company prior to Completion (as defined in the Loan Agreement) and permits the payment of dividends thereafter only on the quarterly payment dates under the Loan Agreement and only if certain conditions are met, including a condition

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

that after payment of such dividends and all other payments required under the Loan Agreement the Company has a specified minimum cash balance in an offshore account and a Debt Cover ratio (as defined in the Loan Agreement) of not less than 1.25:1.


NOTE 5:        OPERATING PROFIT                                    US$000

                                                             1996   1995   1994
Operating Profit before income tax expense has been
determined after:

(i)           Charging as expenses:                           -      -      -
(ii)          Crediting as income:                            -      -      -

It is noted that all items of income and expenditure relate to the development properties and as such have been capitalised.



NOTE 6:        REMUNERATION AND RETIREMENT BENEFITS

(a)           Directors' and Executive Officers' Remuneration

                                                                  US$000

Income received or due and receivable by all Directors       1996   1995   1994
including insurance premiums to indemnify against
liability whilst acting as a Director & Executive Officer   1,073    921    685

Executive Directors & Executive Officers:                     892    847    685

The names of Company directors who have held office during the financial year are:

GARNAUT, Ross G                         TELFER, Ian
LEPANI, Charles W                       THOMAS, Gavin (Retired)
LESLIE, Jonathan C A                    VICKERMAN, Andrew
LOUDON, A Geoffrey                      FORBES, Jeffrey  I (Retired)
O'REILLY, John F                        KULALA, John (Alternate for C W Lepani)
SOIPANG, Mark                           IVES, Glenn (Alternate for I. Telfer)
TAUVASA, Joseph J
TAYLOR, Meg

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

(b)  Retirement and superannuation payments                   US$000
     Amounts paid directly on retirement from

     office or to prescribed superannuation            1996    1995    1994
     funds for the provision of retirement
     benefits for:

     Principal executive officer                          -       -       -
     Directors                                           30       -       -

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                     FOR THE YEAR ENDED 31 DECEMBER, 1996


NOTE 7:        AUDITORS' REMUNERATION

Amounts received or due and receivable by
Company auditors for:                                   1996      1995     1994
   - auditing the accounts                                36        30        7
   - other services                                       90       747        5

NOTE 8:        CASH

                                                                US$000
                                                        1996      1995     1994
   Cash at bank                                        8,600     1,372        -
   At call deposits with financial institutions       35,402   149,012        -
   Treasury bills and commercial paper                     -   212,715        -
                                                    --------   -------  -------
                                                      44,002   363,099        -
                                                    ========   =======  =======

NOTE 9:        RECEIVABLES

                                                                US$000
                                                        1996     1995     1994
   CURRENT
   Prepayments                                            33       41        -

   Amounts receivable from:
     other related bodies corporate                        9      379        -
                                                     -------  -------  -------
                                                          42      420        -
                                                     =======  =======  =======


NOTE 10:       OTHER ASSETS

   NON-CURRENT
   Development Properties                                      US$000
                                                       1996      1995      1994
           Exploration and evaluation phase         146,005   146,005   146,005
           Development phase                        528,773   115,005     5,619
           Interest received                        (18,240)   (7,266)        -
           Borrowing costs                           13,171    10,054         -
           Foreign currency translation                 703     4,437         -
                                                    -------   -------   -------
           Total development properties             670,412   268,235   151,624
                                                    =======   =======   =======

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996




NOTE 11:       CREDITORS AND BORROWINGS

CURRENT                                                          US$000
                                                         1996     1995     1994
Creditors and borrowing

   Trade creditors and accruals                        50,100    9,492        -

   Amounts payable to related bodies                      955      562        -
                                                       ------   ------   ------
                                                       51,055   10,054        -
                                                       ======   ======   ======

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996



NOTE 12:  SHARE CAPITAL                                         US$000
                                                     1996      1995      1994
(a)       Authorised Capital

          2 billion Ordinary Shares of K0.10 each   148,000   148,000         -
                                                    =======   =======   =======
(b)       Issued and Outstanding Capital

          900,000,000 Ordinary Shares of K0.10       68,085    68,085         -
          each, fully paid                          =======   =======   =======

          Of these ordinary shares on issue, 514,461,874 were issued to the sponsors, and are held in escrow until 9 October 1997.

(c) On 17 March, 1995 the Company issued 100 shares at K1.00 which were subsequently split into 1000 shares of K0.10 each on 4 August 1995.

(d) On 13 October, 1995 the company issued 866,475,701 Ordinary Shares and on 19 October 33,523,299 a total of Ordinary shares of K0.10 at a premium as follows:


                                       No. Of Shares    Premium per Share (US$)

          Shares issued to Sponsors     514,461,874*           0.2928

          Global Offering               385,537,126            1.09157

          * The shares issued to the sponsors are held in escrow for a period of two years commencing 13 October, 1995.

(e)       Share Options

          In 1995 the Company granted to the Sponsors 7,200,000 share options at a price 15% above the final institutional price in consideration for their agreement to underwrite the over-allotment options under the Company's Global Offering. The option is valid for a period of five years and if exercised during the escrow period the shares would be subject to the escrow conditions.

                               LIHR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

NOTE 13:       RESERVES

                                                             US$000
                                                   1996       1995          1994
  CAPITAL RESERVE
  Share premium reserve                         553,229      553,229           -
                                                -------      -------     -------
                                                553,229      553,229           -
                                                =======      =======     =======






   MOVEMENTS DURING THE YEAR                                   US$000
                                                   1996         1995        1994
   Share premium reserve

   Balance at beginning of year                 553,229            -           -
   Premium on shares issued                           -      571,475           -
   Less underwriters' fees                            -      (18,246)          -
                                                -------      -------     -------

   Balance at end of year                       553,229      553,229           -
                                                -------      -------     -------

                                                               US$000
                                                   1996         1995        1994

Foreign currency translation reserve

Balance at the beginning of the year                  -            -           -
Change in net assets                                  -            -           -
                                                -------      -------     -------

Balance at the end of the year                        -            -           -
                                                =======      =======     =======


NOTE 14:       CAPITAL AND LEASING COMMITMENTS

(a)        OPERATING LEASE COMMITMENTS

   Non-cancellable Operating leases contracted for but not capitalised in the accounts

                                                               US$000
                                                   1996         1995        1994



                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996


               Payable
               1995                                       -       944       775
               1996                                     249       302       159
               1997                                      17         -         -
               1998                                       -         -         -
               1999                                       -         -         -
               2000                                       -         -         -
               2001                                       -         -         -
                                                      -----     -----     -----
                                                        266     1,246     1,768

(b)            Capital Expenditure Commitments                     US$000
                                                           1996     1995      1994
               Capital expenditure commitments
               contracted for:
               Capital expenditure projects             183,119  228,231         -
                                                        =======  =======   =======

               Payable

               - not later than one year                183,119  195,755         -
               - later than one year but not later
               than 2 years                                   -   32,476         -
                                                        -------  -------   -------
                                                        183,119  228,231         -
                                                        =======  =======   =======


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


NOTE 16:       FINANCE FACILITIES

     Loan Facilities                                             US$000
                                                          1996      1995      1994

     Loan facilities                                    330,000  310,000         -


     Amount utilised                                    (60,000)       -         -
                                                        -------  -------   -------
     Unused loan facilities                             270,000  310,000         -
                                                        =======  =======   =======


                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996



The major facilities are summarised as follows:

(a) $300,000,000 senior loan facility with a syndicate of 25 banks, which expires on 11 August, 2005. Interest payments under the facility are based on LIBOR plus a margin which varies over time. Mandatory prepayments are required under the Loan Agreement in certain conditions. There are certain conditions precedent to each draw down. The Sponsors have guaranteed the facility until Completion. The Company has provided a range of covenants and warranties in relation to the facility. As at 31 December 1996 $60,000,000 had been drawn down against this facility, and interest accrued amounted to $540,000 (1995: $NIL).

     The terms of the finance facility can be withdrawn on an event of default occurring. The Loan Agreement includes the following "Events of Default", among others: (a) failure to make any payment under any Finance Agreement;
     (b) violations of any representations and warranties, the effect of which is to have a material adverse effect on the Project or the Company; (c) the Mining Development Contract, Special Mining Lease, any Finance Agreement or any other material Project Agreement has ceased to be a valid, binding and enforceable agreement that is in full force and effect, or a party thereto has defaulted in its obligations thereunder, and such cessation or default has a material adverse effect on the Company's ability to meet Loan Payments; (d) certain events of insolvency or bankruptcy; (e) the acceleration of any other indebtedness of the Company in excess of $5 million; (f) the Lihir Project is abandoned; (g) a catastrophic casualty has occurred and the Company is not undertaking repair and reconstruction in accordance with the terms of the Loan Agreement; (h) the Banks' security interest in certain material assets is not a valid, perfected first priority security interest or any person other than the Banks attaches assets of the Company having a net book value in the aggregate of more than $1 million; (i) the Company fails to maintain insurance required by the Loan Agreement; (j) the PNG government expropriates the assets of the Company or takes any other action which the Banks reasonably believe will have a material adverse effect on the Lihir Project; (k) final judgments in excess of $5 million in aggregate rendered against the Company remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of 90 days from the date of entry; (1) the Manager is no longer wholly owned and controlled by RTZ-CRA at a time when the Management Agreement remains in effect; (m) the Manager or RTZ-CRA has committed a material default under the Management Agreement or Technical Support Agreement, respectively, which has a material adverse effect on the Lihir Project, or either of these agreements is terminated, declared to be unenforceable or expressly repudiated by any contracting party; (n) RTZ-CRA fails to maintain an indirect

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     equity interest in the Company equal to the greater of 15% or the amount held immediately following the Global Offering (the "RTZ Minimum Equity Percentage ") or Southern Gold ceases to be the direct beneficial holder of an equity interest in the Company equal to the greater of 20% or the amount held immediately following the Global Offering (the "Southern Gold Minimum Equity Percentage"); (o)following Completion; the Banks determine, in the exercise of reasonable good faith judgment, that by reason of a material adverse change in or affecting the operation of the Lihir Project the Company will be unable to make Loan Payments in full when due; provided that neither the occurrence of (i) any event that is (or with the passage of time would be) a political event covered under the political risk insurance policies nor (ii) any change in the international market price of gold, will be considered such a material adverse change for purposes of this Event of Default; (p) Completion has not occurred by December 31, 1999, subject to certain adjustments due to force majeure events (provided that in no event shall the Final Completion Date extend beyond June 30, 2000); (q) certain additional convertibility or transfer restrictions are placed on the Company's revenues which limit its ability to make Loan Payments; (r) the occurrence of certain events of political violence which renders impossible the continued construction or operation of the Lihir Project; (s) an Unremedied Funding Shortfall has occurred and has continued unremedied for a further period of 60 days; (t) any required authorization, consent or approval is not obtained or is revoked; (u) an event of default under the Completion Agreement has occurred, is continuing and has not been cured; (v) certain hedging agreements required under the Loan Agreement to ensure the availability to the Company of funds to make Loan Payments cease to be in full force and effect; (w) the political risk insurance policies cease to be in full force and effect unless such event is caused by the Banks; and (x) violation of any covenant in any Finance Agreement which violation has a material adverse effect on the Project or the Company and continues unremedied for 30 days after notice is given by the agent for the Banks to the Company.

     The Loan Agreement provides that immediately upon declaration of any "Default" by the Banks, the agent for the Banks may take control of the Kina and non-Kina accounts of the Company (subject to application of the funds in such accounts in accordance with the terms of the Loan Agreement) and has the right (a) to direct the activities of the Manager under the Management Agreement, (b) to terminate the Management Agreement for cause and (c) to appoint a successor to the Manager (provided that the Banks may not take actions which would prevent the Company from correcting such Default). Immediately following a Default relating to the insolvency of the Company, an abandonment or any expropriatory action or following a certain grace period with respect to any other Default, the agent for the Banks (as instructed by the Banks in accordance with the terms of the Loan Agreement) may decide to take additional Enforcement Actions (which include

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     applying funds in the Kina and non-Kina accounts to the making of Loan Payments, declaring the Loan principal immediately due and payable, exercising any security interests in the collateral and taking other legal, equitable or other remedial action or any other action available under applicable law). Until December 31, 1999 or a later Final Completion Date extended due to force majeure events (but in no event for more than six months), so long as there is no continuing event of default under the Completion Agreement and abandonment has not occurred, the Banks may not exercise any remedies against the Company as long as the Sponsors under the Completion Agreement are paying or causing to be paid under the Completion Guarantee all obligations under the Loan Agreement in accordance with their regularly scheduled maturities or are awaiting the outcome of an arbitration as contemplated by the Completion Agreement.

     Covenants - The Company has agreed that during the term of the Loan Agreement it will, among other things: (a) not engage in any business other than the Lihir Project or any business related to other exploration licenses granted by the PNG governmnent (such other businesses to be funded through shareholder equity, proceeds from subordinated debt or funds from the Expansion Account); (b) with certain exceptions, not sell, lease or otherwise dispose of any of the Lihir Project assets except for the production of the Lihir Project; (c) construct and operate the Lihir Project substantially in accordance with the Approved Proposal for Development and good international mining practice; (d) use its best efforts to procure Completion by December 31, 1999; (e) not incur indebtedness for borrowed money in addition to the Loan except certain subordinated loans and certain permitted senior unsecured working capital facilities; (f) incur no liens or encumbrances upon any Lihir Project assets, except permitted encumbrances; (g) use the Loan proceeds solely for purposes of the Lihir Project; (h) enter into hedging agreements as required by the Loan Agreement to protect itself and the Banks against fluctuations in the price of gold; (i) not terminate the Management Agreement or appoint a successor Manager not wholly owned and controlled by RTZ-CRA, or amend the Management Agreement in any material respect adverse to the Banks or the Company; and (j) indemnify the Banks against certain liabilities they may incur arising out of use or disposal by the Company of hazardous substances or failure by the Company to comply with PNG environmental laws.

     Security - the Company has provided to the syndicate of Banks a first ranking security over all its assets.

(b) LOAN FACILITY EUROPEAN INVESTMENT BANK ("EIB")/MINERAL RESOURCES DEVELOPMENT COMPANY PTY LTD ("MRDC")

     The Company entered into an Agreement with EIB and MRDC whereby the European

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     Investment Bank will lend funds to MRDC who will on-lend those funds to the Company pursuant to an On-lending Agreement. The amount of the loan is 25 million European Currency Units (ECU's) currently equivalent to approximately $30 million. The funds are provided to MRDC at a concessional rate of interest. The drawdown period is up to 3 years and 11 months from the date of the Agreement being 15 February 1996. The interest rate payable by the Company will be 2% above the cost of funds of EIB at the time of the drawdown. EIB's current cost of US dollar funds is approximately 6.9%. The loan principal is repayable by way of 16 semi-annual installments commencing four years after loan signature. The payment of interest under the Loan will be deferred during the construction period and will be repaid when permitted under the Senior
     Loan Agreement. The loan is unsecured. There are various conditions precedent to the loan being drawn by the Company, which are expected to be finalised early in 1997.

     EIB is with notice entitled to cancel the undisbursed portion of the credit on exceptional circumstances arising which materially adversely affects the relevant international capital markets or EIB's access thereto or upon the occurrence of the various events which also entitle EIB to demand repayment of the loan prior to the scheduled repayment dates.

     EIB is entitled to demand repayment of the loan from Mineral Resources Development Company Pty Ltd ("MRDC") and which will trigger repayment of the loan from MRDC to the Company immediately on among other things: (a) where any documents or information provided by the Company is found to be incorrect; (b) if the Company becomes insolvent or a receiver and manager is appointed to any part of the assets or affairs of the Company; (c) the Company's net worth reduces by a substantial amount; and (d) the Company is following default on its main US$300 million loan required to repay. that loan. EIB is entitled to demand repayment of the loan from MRDC within a reasonable period and which will trigger repayment of the loan from MRDC to the Company on among other things: (a) where the Company fails to comply with its obligations under the Finance Contract with EIB and MRDC; and (b) if any event occurs in relation to various project agreements or any other agreement or permission in relation to the Lihir Project or the Company which has the effect of stopping, indefinitely interrupting or materially altering the terms of exploitation of the Lihir Project by the Company or of materially and adversely affecting the financial or taxation regime applicable to the revenues derived from the Lihir Project or applicable to the Company.

     MRDC is entitled, upon reasonable notice, to demand immediate repayment of the loan in the event of the Company breaching the On-lending Agreement and failing to remedy that breach.

     The right of MRDC to receive repayment of the loan in the circumstances mentioned

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     above is subject to subordination terms under the Company's US$300 million loan facility.

     The following table details the profile of debt repayments, assuming the full amount of both facilities are drawdown.


--------------------------------------------------------------------------------
Repayable in Less  Repayable in One to  Repayable in Two to  Repayable in Excess
  Than One Year        Two Years            Five Years          of Five Years
     $000                $000                 $000                 $000
--------------------------------------------------------------------------------
       -                44,440               140,180              145,380
--------------------------------------------------------------------------------



     NOTE 17: HEDGING INSTRUMENTS

     The Company has entered into a series of agreements with financial institutions in relation to future sales of gold. It is a requirement under the senior loan facility to ensure a minimum level of income for the years 1998 to 2002. It is Company policy not to engage in hedging activities for speculative purposes or to trade hedged positions.

     The following table summarises the hedging programme as at 31 December
     1996:


  YEAR       OUNCES       AVERAGE        REVENUE       TYPE OF INSTRUMENT
                       STRIKE PRICE      ASSURED
                         (US$/OZ)     (US$ MILLION)
--------------------------------------------------------------------------------
1997        150,000        406.35          60.95         Forward Contracts
--------------------------------------------------------------------------------
1998        157,700        427.77          67.46        Mainly Put Options
--------------------------------------------------------------------------------
1999        217,100        439.56          95.43        Mainly Put Options
--------------------------------------------------------------------------------
2000        214,950        452.71          97.31        Mainly Put Options
--------------------------------------------------------------------------------
2001        205,500        466.23          95.81        Mainly Put Options
--------------------------------------------------------------------------------
2002        200,550        480.33          96.33        Mainly Put Options
--------------------------------------------------------------------------------

     There are six counterparties to these contracts, all of which are recognised financial institutions with a

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     minimum credit rating of Aa3. As at the 31 December 1996 the Company had spent $20.496 million on the purchase of options. The Company's risk in the event of any of the counterparties defaulting on their contractual obligations is limited to the defaulting party's share of this amount, together with any revenue that may be foregone in the case where the defaulted strike price exceeds the prevailing spot price at the value date. The Company does not expect any counterparty to fail to meet its obligations under the programme.

     The accounting treatment of the option premium is to defer the full amount, and then to subsequently charge to Profit and Loss at each value date the cost of those options that expire on that date.


     The Company does not engage in financial instruments to hedge future interest rates or foreign exchange transactions.

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996


     NOTE 18: SCHEDULE OF DEBTS RECEIVABLE AND DEBTS PAYABLE

                                                   US$000
                                        1996        1995       1994
     Debts receivable:
     - not later than one year            42         420          -
                                      ======      ======     ======
     Debts payable:
     - not later than one year        51,055      10,054          -
                                      ======      ======     ======


     NOTE 19: EVENTS SUBSEQUENT TO BALANCE DATE

     No significant events have occurred subsequent to the balance date.


     NOTE 20: RELATED PARTY TRANSACTIONS

     Transactions between related parties are on normal commercial terms and conditions which are no more favourable than those available to other parties.



     MANAGEMENT AGREEMENT

     Lihir Management Company Pty Ltd, a wholly owned subsidiary of the RTZ-CRA Group, manages the Company and the Lihir Project pursuant to the Management Agreement dated 17 March 1995 and LMC receives a management fee for managing the project.

     There are three Directors who are on the Board of the Company and Lihir Management Company.

Transactions with Related Companies                           US$000
                                                        1996    1995    1994
The RTZ-CRA Group supplies labour on a secondment
basis and bears expenses on behalf of the project
which are subsequently recharged to the project        1,567   1,127     640
                                                       =====   =====     ===
LMC management fee                                     3,644     875     123
                                                       =====   =====     ===

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996


     NOTE 21: RECONCILIATION TO US GAAP

     The Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States ("US GAAP"). Such differences principally affect the measurement of mineral development costs and certain reclassification issues.

     Exploration costs

     For the purposes of US GAAP, the Company's policy is to expense exploration and evaluation costs when incurred. When a commercial mineral deposit has been identified and the decision has been made to formulate a mining plan, the costs of developing the mine are capitalized. The Company's management determined that a commercial mineral deposit existed in 1992 and for the purpose of US GAAP all expenditure incurred since this date has been capitalized. In accordance with the Company's mineral development properties accounting policy under IAS, exploration and development costs of $1 13.7 million incurred prior to the date that commercial feasibility was determined to exist have been capitalised as part of the mineral development property asset. Under US GAAP such costs would have been expensed.

     Foreign exchange and general and administrative costs

     Under IAS, foreign exchange gains and losses and general and administrative expenses incurred over the constructions period are capitalised while they are charged to expense under US GAAP.

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                     FOR THE YEAR ENDED 31 DECEMBER, 1996

                     In thousands except per share amounts


     Reconciliation to generally accepted accounting principles in the United States.

                                                                        1996        1995        1994
                                                                       US$000      US$000      US$000
SHAREHOLDERS' EQUITY IN ACCORDANCE WITH IAS GAAP                      621,314     621,314     151,624

Less:
-- General and administrative costs expensed                          (21,871)     (7,298)     (1,400)
-- Project financing                                                  (11,470)     (8,994)     (1,900)

Reversal of exploration and evaluation costs incurred
prior to identification of commercial feasibility                    (113,700)   (113,700)   (113,700)
                                                                     --------    --------    --------

ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
UNDER US GAAP                                                        (147,041)   (129,992)   (117,000)
                                                                     --------    --------    --------

SHAREHOLDERS' EQUITY UNDER US GAAP                                    474,273     491,322      34,624
                                                                     ========    ========    ========

NET INCOME/LOSS IN ACCORDANCE WITH IAS GAAP                                --          --          --

Less:
-- General and administrative costs expensed                          (14,573)     (5,898)     (2,100)
                                                                     --------    --------    --------
NET LOSS UNDER US GAAP                                                (14,573)     (5,898)     (2,100)
                                                                     ========    ========    ========
Net Loss per share under US GAAP                                      ($ 0.02)    ($ 0.03)       ($--)
                                                                     ========    ========    ========
Weighted average number of shares outstanding during the year         907,200     196,001          --
                                                                     ========    ========    ========

     Fully diluted loss per share is not materially different from primary loss per share.

     The 1995 Annual Report disclosed a Net Loss under US GAAP of $5,726,000. A review of accounting policy has resulted in Interest Received now being capitalised for US GAAP purposes and the 1995 results for both Net Loss and Shareholders' Equity have been restated to reflect this. The adjustment had

                               LIHIR GOLD LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED 31 DECEMBER, 1996

     an immaterial impact on both net loss and loss per share for 1995.
     For US GAAP purpose, certain expenditure relating to Project Financing is not included as part of the net loss, but is transferred directly to shareholder's equity. In 1996 this amounted to $2,476,000 (1995 $7,094,000).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BATTLE MOUNTAIN GOLD COMPANY


                                              By  /s/ Jeffrey L. Powers
                                                -------------------------------
                                                  Jeffrey L. Powers
                                                  Vice President and Controller

                                              Date: July 23, 1997

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

++3(a)      --    Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996.

*3(b)       --    Certificate of Resolution Establishing Designation,

                  Preferences  and Rights of $3.25 Convertible Preferred Stock
                  (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996, File No. 1-9666).

*3(c)       --    Certificate of Amendment of Certificate of Resolution
                  Establishing Designation, Preferences and Rights of Series A
                  Junior Participating Preferred Stock (Exhibit 4(c) to the
                  Company's Current Report on Form 8-K dated July 19, 1996,
                  File No. 1-9666).

3(d)        --    Bylaws of the Company, as amended through March 21, 1997.

*4(a)       --    Rights Agreement, dated November 10, 1988, as amended and
                  restated as of July 19, 1996, between the Company and The
                  Bank of New York, as Rights Agent (Exhibit 4(e) to the
                  Company's Current Report on Form 8-K dated July 19, 1996,
                  File No. 1-9666).

*4(b)       --    Voting, Support and Exchange Trust Agreement dated as of
                  July 19, 1996 between the Company, Hemlo Gold Mines Inc. and
                  The R-M Trust Company (Annex E to Exhibit 20(a), Joint
                  Management Information Circular and Proxy Statement, to the
                  Company's Current Report on Form 8-K dated June 11, 1996,
                  File No. 1-9666).


*4(c)       --    Specimen Stock Certificate for the Common Stock of the Company
                  (Exhibit 4(b) to the Company's Annual Report on Form 10-K for
                  the year ended December 1, 1988; File No. 1-9666).

*4(d)       --    Fiscal and Paying Agency Agreement, dated as of January 4,
                  1990, between the Company and Citibank, N.A., Fiscal Agent
                  (Exhibit 4(c) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1989; File No. 1-9666).

*4(e)(1)    --    Investment Agreement, dated May 22, 1992, between Empresa
                  Minera Inti Raymi S.A. and International Finance Corporation
                  (Exhibit 4(e) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992; File No. 1-9666).

*4(e)(2)    --    Amendment to Investment Agreement and Waiver, effective as of
                  December 31, 1994, between Empresa Minera Inti Raymi S.A. and
                  International Finance Corporation (Exhibit 4(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1995; File No. 1-9666).

*4(f)(1)    --    Finance Agreement, dated as of September 14, 1992, between
                  Empresa Minera Inti Raymi S.A. and Overseas Private
                  Investment Corporation (Exhibit 4(f) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992;
                  File No. 1-9666).

*4(f)(2)    --    First Amendment to Finance Agreement and Limited Waiver,
                  effective as of December 31, 1994, between Empresa Minera
                  Inti Raymi S.A. and Overseas Private Investment Corporation
                  (Exhibit 4(f)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

*4(f)(3)    --    Letter Agreement dated December 31, 1994, among Overseas
                  Private Investment Corporation, Battle Mountain Gold Company,
                  Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c)
                  to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1995, File No. 1-9666).

*4(g)(1)    --    Loan Agreement, dated June 29, 1992, between Empresa Minera
                  Inti Raymi S.A. and Corporacion Andina de Fomento (English
                  translation) (Exhibit 4(g) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992; File No.
                  1-9666).

*4(g)(2)    --    Amendment to Loan Agreement, effective as of December
                  31, 1994, between Empresa Minera Inti Raymi S.A. and
                  Corporacion Andina de Fomento (English translation) (Exhibit
                  4(b) to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1995; File No. 1-9666).

+*10(a)(1)  --    Battle Mountain Gold Company 1988 Deferred Income
                  Stock Option Plan, as amended through May 18, 1995 (Exhibit
                  10(a) to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995; File No. 1-9666).


+*10(a)(2)  --    Specimen of Deferred Income Stock Option Agreement for
                  officers of the Company, as amended and restated (Exhibit
                  10(a)(4) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1992; File No. 1-9666).

+*10(b)(1)  --    1985 Stock Option Plan of the Company, as amended and
                  restated effective April 7, 1993 (Exhibit 10(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1993; File No. 1-9666).

+*10(b)(2)  --    First Amendment to 1985 Stock Option Plan of the Company,
                  effective May 12, 1995 (Exhibit 10(b)(1) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1995; File No. 1-9666).

+*10(b)(3)  --    Specimen of the Company's 1985 Stock Option Plan Non-Qualified
                  Stock Option Agreement for executive officers of the Company
                  (Exhibit 10(a)(1) to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(4)  --    Specimen Amendment to the Company's 1985 Stock Option Plan
                  Non-Qualified Stock Option Agreement for executive officers of the Company (Exhibit 10(b)(2) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1995; File
                  No. 1-9666).

+*10(b)(5)  --    Specimen of the Company's 1985 Stock Option Plan Incentive
                  Stock Option Agreement for executive officers of the Company
                  (Exhibit 10(a)(2) to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1993; File No. 1-9666).

+*10(b)(6)  --    Specimen Amendment to the Company's 1985 Stock Option Plan
                  Incentive Stock Option Agreement for executive officers of the Company (Exhibit 10(b)(3) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1995; File
                  No. 1-9666).

+*10(c)(1)  --    Battle Mountain Gold Company 1986 Restricted Stock Plan, as
                  amended and restated (Exhibit 4(d) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1988;
                  File No. 1-9666).

+*10(c)(2)  --    Specimen of Agreement under the Company's 1986 Restricted
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

*10(l)      --    Registration Rights Agreement, dated as of July 19, 1996,
                  between Noranda Inc., Kerr Addison Mines Limited and the
                  Company (Exhibit 10(a) to the Company's Current Report on
                  Form 8-K dated July 19, 1996, File No. 1-9666).

+o10(m)     --    Specimen of Employment Agreements dated March 11, 1996 between the Company and certain executive officers


+10(n)     --     Consulting Agreement effective as of March 1, 1997 between the Company and Karl E. Elers.

++11       --     Computation of Earnings Per Common Share.

++12       --     Computation of Ratio of Earnings to Fixed Charges and Earnings
                  to Combined Fixed Charges and Preferred Dividends.

*20(a)     --     Joint Management Information Circular and Proxy Statement
                  (Exhibit 20(a) to the Company's Current Report on Form 8-K
                  dated June 11, 1996, File No. 1-9666).

++21       --     Subsidiaries of the Company.

++23(a)    --     Consent of Price Waterhouse LLP.

++23(b)    --     Consent of Ernst & Young

  23(c)    --     Consent of Coopers & Lybrand

++24       --     Powers of Attorney

++27       --     Financial Data Schedule

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