Form 10-Q
period 1997-06-30
BATTLE MOUNTAIN GOLD CO
filed 1997-08-14
CIK 771498

================================================================================
--------------------------------------------------------------------------------


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______________TO____________

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

                 333 Clay Street, 42nd Floor, Houston, Texas 77002 (Address of principal executive offices, including Zip Code)

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
         Number of shares of Common Stock outstanding as of the latest practicable date, August 5, 1997: 119,199,021. In addition, as of such date there were outstanding 110,527,987 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.


--------------------------------------------------------------------------------
================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY

                                     INDEX



                                                                            Page

Part I.  Financial Information (Unaudited)

         Condensed Consolidated Balance Sheet at
         June 30, 1997 and December 31, 1996                                  1

         Condensed Consolidated Statement of Operations
         for the three and six months ended June 30, 1997 and 1996            2

         Condensed Consolidated Statement of Cash Flows
         for the six months ended June 30, 1997 and 1996                      3

         Notes to Condensed Consolidated Financial Statements                 4

         Statistical Information                                              6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9


Part II. Other Information                                                   14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in millions)

                                                        June 30,      December 31,
                                                          1997            1996
                                                       ---------      -----------
                                                       (Unaudited)
Assets
  Current assets
     Cash and cash equivalents                         $    44.9        $    94.0
     Restricted cash                                         8.6              9.1
     Accounts and notes receivable                          33.1             48.7
     Inventories                                            13.4             10.4
     Materials and supplies, at average cost                24.9             28.9
     Other current assets                                   11.7             12.7
                                                       ---------        ---------
         Total current assets                              136.6            203.8

  Investments                                              251.7            248.9

  Property, plant and equipment, net                       558.0            565.4

  Other assets                                              20.0             18.8
                                                       ---------        ---------

         Total assets                                  $   966.3        $ 1,036.9
                                                       =========         ========

Liabilities And Shareholders' Equity
  Current liabilities
     Short term borrowings                             $       -        $    21.8
     Current maturities of long-term debt (Note 2)          13.6             13.6
     Accounts payable and accrued liabilities               33.7             44.7
     Income and mining taxes payable                        12.7             18.1
     Other current liabilities                               3.3              6.1
                                                       ---------        ---------
         Total current liabilities                          63.3            104.3

  Long-term debt (Note 2)                                  132.3            139.2
  Deferred income and mining taxes                         103.0            106.9
  Other liabilities                                         43.3             41.0
                                                       ---------        ---------
         Total liabilities                                 341.9            391.4

  Minority interest                                        108.3            107.2

  Commitments and contingencies                                -                -

  Shareholders' equity                                     516.1            538.3
                                                       ---------        ---------

         Total liabilities and shareholders' equity    $   966.3        $ 1,036.9
                                                       =========        =========


  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                      (in millions, except per share data)

                                                          Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                         --------------------        --------------------
                                                          1997          1996          1997          1996
Sales                                                    $ 91.2        $120.4        $167.7        $225.4
                                                         ------        ------        ------        ------

Costs and expenses
   Production costs                                        56.0          69.7         107.2         128.8
   Depreciation, depletion and amortization                17.5          25.4          33.9          46.2
   Exploration, evaluation & other lease costs, net         5.7           6.1          11.5          15.3
   Merger expense (Note 3)                                   -             -            2.3             -
   General and administrative expenses                      4.3           4.6           8.1           8.4
                                                         ------        ------        ------        ------
         Total costs and expenses                          83.5         105.8         163.0         198.7
                                                         ------        ------        ------        ------
Operating income                                            7.7          14.6           4.7          26.7

   Interest and other income, net                           1.9           2.1           3.3           2.9
   Interest expense                                        (1.1)         (1.6)         (3.0)         (3.2)
                                                         ------        ------        ------        ------

Income before income taxes and
   minority interest                                        8.5          15.1           5.0          26.4

   Income tax expense (Note 4)                              5.2           6.4           7.3          10.3
   Mining taxes                                             2.4           3.9           4.0           7.8
   Minority interest in net (income) loss                  (2.0)           .3          (2.0)          1.7
                                                         ------        ------        ------        ------

Net income (loss)                                          (1.1)          5.1          (8.3)         10.0
Preferred dividends                                         1.9           1.9           3.7           3.7
                                                         ------        ------        ------        ------

Net income(loss) to common shares                        $ (3.0)       $  3.2        $(12.0)       $  6.3
                                                          =====         =====         =====         =====

Income(loss) per common share (Note 5)                   $ (.01)       $  .01        $ (.05)       $  .03
                                                         ======        ======        ======        ======

Dividends per common share                               $   -         $   -         $ .025        $ .025
                                                         ======        ======        ======        ======

Average common shares outstanding
   for income per share purposes                          229.7         234.8         229.7         234.7
                                                         ======        ======        ======        ======


  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in millions)

                                                                                 Six months ended
                                                                                      June 30,
                                                                              ------------------------
                                                                               1997             1996
Cash flows from operating activities:
Net income (loss)                                                             $   (8.3)       $   10.0
Adjustments to reconcile net income (loss) to cash flows from operating activities:
   Depreciation, depletion and amortization                                       33.9            46.2
   Deferred income tax expense (benefit)                                          (3.2)           (3.8)
   Change in current assets and liabilities                                        5.1           (11.7)
   Other changes, net                                                              2.6             1.5
                                                                              --------        --------
         Total Adjustments                                                        38.4            32.2
                                                                              --------        --------

Net cash flows from operating activities                                          30.1            42.2
                                                                              --------        --------

Cash flows used in investing activities:
   Capital expenditures                                                          (37.7)          (35.4)
   Other, net                                                                      (.3)            (.5)
                                                                              --------        --------
Net cash flows used in investing activities                                      (38.0)          (35.9)
                                                                              --------        --------

Cash flows used in financing activities:
   Cash proceeds from stock issuances                                               .6             1.9
   Cash proceeds from borrowings                                                   1.0            18.8
   Cash dividend payments                                                         (9.4)          (13.1)
   Decrease in short term borrowings                                             (21.8)           (7.7)
   Debt repayments                                                                (7.9)           (7.6)
   Other, net                                                                       .4               -
                                                                              --------        --------

Net cash flows used in financing activities                                      (37.1)           (7.7)
                                                                              --------        --------

Effect of exchange rate changes on cash and cash equivalents                      (4.1)             .8
                                                                              --------        --------

Net decrease in cash and cash equivalents                                        (49.1)            (.6)
Cash and cash equivalents at beginning of period                                  94.0           142.2
                                                                              --------        --------

Cash and cash equivalents at end of period                                    $   44.9        $  141.6
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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 with an effective date for financial statements beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as the Company's foreign currency translation adjustments under SFAS No. 52, be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard will apply to the Company and will require a change in the presentation of the Company's financial statements from that required currently. Management of the Company is presently evaluating the impact of adopting these standards, which will be implemented by the Company beginning with its 1998 financial statements. The Company does not anticipate any significant impacts upon the implementation of this standard.

Note 2.  Debt

         On March 31, 1997, the Company entered into a new committed revolving credit agreement with a syndicate of seven banks, led by Citibank N.A. as agent. The new facility, which has a termination date of March 31, 2002, provides for unsecured borrowings of up to $150 million. Interest rates under the facility are based on the facility agent's base rate, applicable certificate of deposit rates or Eurodollar rates plus an applicable margin which is subject to adjustment in case of certain changes in BMG's credit rating or if applicable certain financial ratios. Other costs associated with the new facility include an annual agency fee, commitment fees of 22.5 basis points per annum on the unused portion of the facility and an applicable margin of 62.5 basis points subject to an increase of up to 87.5 basis points or a decrease of up to 22.5 basis points based on BMG's credit rating or if applicable certain financial ratios. The revolving credit agreement imposes certain financial covenants upon the Company which include covenants relating to leverage and net worth, as well as certain restrictions on liens, investments, additional debt, lease obligations, and the acquisition or disposition of assets. The Company does not currently have any borrowings outstanding under this facility.

Note 3.  Merger Expenses

         In connection with the July 1996 combination of BMG and Battle Mountain Canada Ltd. (BMC) (formerly Hemlo Gold Mines Inc.), $2.3 million of additional merger expense was incurred and charged to expense during the six months ended June 30, 1997. The merger expense consisted primarily of merger related severance payments made to BMG employees.

Note 4.  Income Taxes

         The Company's provision for income taxes was $5.2 million and $7.3 million for the three and six months ended June 30, 1997, respectively, indicating an effective tax rate of 80 percent for the quarter and

257 percent for the six months then ended. These indicated effective income tax rates were primarily the function of the provision for Canadian income taxes of $3.8 million and $6.4 million for the three and six months ended June 30, 1997, respectively, on Canadian income, and an increase in income tax benefits generated by U.S. net operating losses which was fully offset by an increase in the Company's deferred tax asset valuation allowance. The valuation allowance is related primarily to Canadian income taxes on Canadian source income. Although these Canadian taxes give rise to U.S. foreign tax credits, such credits are not currently realizable under SFAS No. 109. The Company's effective tax rates for the three and six months ended June 30, 1996, were 43 per cent and 39 per cent, respectively.

Note 5.  Income (loss) per Common Share

         The effect of common stock equivalents is not included in the calculation of income (loss) per share for the three and six months ended June 30, 1997, because the effect is anti-dilutive. Fully diluted income (loss) per share is not presented because the effect of other potentially dilutive securities is anti-dilutive for the periods presented. The Exchangeable Shares of BMC are treated as being identical to shares of BMG's Common Stock for income (loss) per common share calculation purposes.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" with an effective date for financial statements ending after December 15, 1997. SFAS No. 128 requires that earnings per share for all periods be restated. The Company will be required to present basic earnings per share and diluted earnings per share in its December 31, 1997 financial statements. Basic earnings per share will be calculated using only actual shares outstanding during the periods presented. Diluted earnings per share will be calculated using all currently outstanding shares and all potentially dilutive common shares. The Company does not believe that the adoption of this standard will cause any material change in the presentation of earnings per share.

Note 6.  Battle Mountain Canada Summarized Financial Information

The following is summarized financial information pertaining to Battle Mountain
Canada:


                        Three months ended              Six months ended
                             June 30,                      June 30,
                      -----------------------       ----------------------
                      1997               1996       1997              1996
                      ----               ----       ----              ----
                       (expressed in millions)       (expressed in millions)
Sales                $  40.2           $   40.2    $  74.3          $   85.0
Costs and expenses      31.1               22.5       58.7              49.5
                     -------           -------     -------          -------
Operating income     $   9.1           $   17.7    $  15.6          $   35.5
                     =======           ========    =======          ========

Net income           $   5.8           $    9.3    $   9.6          $   18.5
                     =======           ========    =======          ========


                            SUPPLEMENTAL INFORMATION

                          BATTLE MOUNTAIN GOLD COMPANY
                          OPERATING DATA (Unaudited)*
           (All production data reflects BMG attributable interests)

                                                                        Three months ended          Six months ended
                                                                             June 30,                   June 30,
                                                                        ------------------          -----------------
                                                                         1997         1996          1997         1996
                                                                         ----         ----          ----         ----
GOLDEN GIANT
    Gold recovered (000s oz)                                               97           97           177          201
    Silver recovered (000s oz)                                              3            5             7            8
   -------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                                $132         $142          $145         $132
    Depreciation, depletion and amortization                               61           62            65           60
    Reclamation and mine closure costs                                      4            2             4            2
                                                                         ----         ----          ----         ----
    Total production costs                                               $197         $206          $214         $194
                                                                         ====         ====          ====         ====

----------------------------------------------------------------------------------------------------------------------

KORI KOLLO (88% INTEREST)
    Gold recovered (000s oz)                                               71           67           134          136
    Silver recovered (000s oz)                                            205          212           380          426
   --------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold**
    Cash production costs                                                $188         $210          $195         $214
    Depreciation, depletion and amortization                              103          111           103          107
    Reclamation and mine closure costs                                      8            3             8            3
                                                                         ----         ----          ----         ----
    Total production costs                                               $299         $324          $306         $324
----------------------------------------------------------------------------------------------------------------------

HOLLOWAY JOINT VENTURE (84.7% INTEREST)***
    Gold recovered (000s oz)                                               15                         29
    Silver recovered (000s oz)                                              -                          -
   --------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                                $336                       $333
    Depreciation, depletion and amortization                              114                        118
    Reclamation and mine closure costs                                      2                          2
                                                                         ----                       ----
    Total production costs                                               $452                       $453
----------------------------------------------------------------------------------------------------------------------

BATTLE MOUNTAIN COMPLEX
    Gold recovered (000s oz)                                               20           19            38           36
    Silver recovered (000s oz)                                             38           62            72          126
   --------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                                $255         $293          $277         $309
    Depreciation, depletion and amortization                               40           70            34           72
    Reclamation and mine closure costs                                     43            6            44           17
                                                                         ----         ----          ----         ----
    Total production costs                                               $338         $369          $355         $398
----------------------------------------------------------------------------------------------------------------------


                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                          OPERATING DATA (Unaudited)*
           (All production data reflects BMG attributable interests)

                                                 Three months ended           Six months ended
                                                      June 30,                    June 30,
                                                 ------------------          -----------------
                                                  1997         1996          1997         1996
                                                  ----         ----          ----         ----
SAN CRISTOBAL (50.5% INTEREST)
    Gold recovered (000s oz)                         9           10            17           21
    Silver recovered (000s oz)                      19           26            38           52
   ---------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                         $382         $344          $399         $349
    Depreciation, depletion and amortization        47          101            47           98
    Reclamation and mine closure costs               -            -             -            -
                                                  ----          ----         ----         ----
    Total production costs                        $429         $445          $446         $447
-----------------------------------------------------------------------------------------------

RED DOME (50.5% INTEREST)
    Gold recovered (000s oz)                        10           10            21           22
    Silver recovered (000s oz)                      27           54            80          159
    Copper recovered (000s lb)                     433          826         1,217        2,605
   ---------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                         $266         $219          $254         $228
    Depreciation, depletion and amortization         5          147             9          140
    Reclamation and mine closure costs               9            7            10            8
                                                  ----         ----          ----         ----
    Total production costs                        $280         $373          $273         $376
-----------------------------------------------------------------------------------------------

SILIDOR JOINT VENTURE (55% INTEREST)
    Gold recovered (000s oz)                         3            6             9           13
   ---------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                         $327         $370          $328         $353
    Depreciation, depletion and amortization         -           55            45           52
    Reclamation and mine closure costs               -            -             5            -
                                                  ----         ----          ----         ----
    Total production costs                        $327         $425          $378         $405
-----------------------------------------------------------------------------------------------

SAN LUIS****
    Gold recovered (000s oz)                                     18                         33
    Silver recovered (000s oz)                                   12                         19
   ---------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                      $253                       $282
    Depreciation, depletion and amortization                     86                         86
    Reclamation and mine closure costs                           11                         17
                                                               ----                       ----
    Total production costs                                     $350                       $385
-----------------------------------------------------------------------------------------------


                            SUPPLEMENTAL INFORMATION
                          BATTLE MOUNTAIN GOLD COMPANY
                          OPERATING DATA (Unaudited)*
           (All production data reflects BMG attributable interests)

                                                   Three months ended         Six months ended
                                                       June 30,                   June 30,
                                                   ------------------         ----------------
                                                    1997        1996          1997        1996
                                                    ----        ----          ----        ----
PAJINGO****
    Gold recovered (000s oz)                                        9                         20
    Silver recovered (000s oz)                                      5                         10
   ----------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                       $ 180                     $  258
    Depreciation, depletion and amortization                       87                        106
    Reclamation and mine closure costs                              2                          3
                                                                -----                     ------
    Total production costs                                      $ 269                     $  367
-------------------------------------------------------------------------------------------------

AGGREGATE DATA
   Gold recovered BMG share (000s oz)                225          237           425          483
   Gold sold BMG share (000s oz)                     226          247           416          483
   Gold recovered (000s oz)                          253          267           480          544
   Gold sold (000s oz)                               252          283           462          542
   Average price per oz realized                   $ 352        $ 393         $ 354       $  396
   -----------------------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)              293          377           577          801
   Silver sold BMG share (000s oz)                   269          475           505          801
   Silver recovered (000s oz)                        367          485           744        1,067
   Silver sold (000s oz)                             322          672           603        1,056
   Average price per oz realized                   $4.95        $5.35         $4.97       $ 5.40
   -----------------------------------------------------------------------------------------------
   Weighted Average Cost Per Gold Ounce Sold
    Cash production costs                          $ 194        $ 198         $ 204       $  203
    Depreciation, depletion and amortization          75           87            77           83
    Reclamation and mine closure costs                 8            4             9            5
                                                   -----        -----         -----       ------
    Total production costs                         $ 277        $ 289         $ 290       $  291
-------------------------------------------------------------------------------------------------


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

** In 1997 a new tax law was passed in Bolivia that imposes an income tax on operating income. Any income tax due can be credited against any royalty due to the government. As a result of this, royalty expenses for the Kori Kollo mine are now treated as income tax and no longer used in the calculation of cash costs per ounce. The 1996 cash costs were restated.

***   Production started at this operation during the fourth quarter of 1996.

**** Production ceased at these operations during the fourth quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had cash and cash equivalents of $44.9 million, of which $10.6 million was held by BMG and its wholly-owned subsidiaries, $34.0 million was held by Niugini Mining and $.3 million was held by Inti Raymi.

         The Company generated cash flow of $30.1 million from operating activities during the six months ended June 30, 1997, compared with $42.2 million for the six months ended June 30, 1996. The $12.1 million decrease in cash flows from operations for the Company was primarily the result of decreased quantities of gold sold and a decrease in the average gold sales price realized in 1997 compared with 1996.

         The Company used cash of $37.7 million for capital expenditures during the six months ended June 30, 1997. Capital expenditures for the six months include $6.0 million in capitalized interest related to the Company's investment in Lihir Gold Limited. Other capital expenditures were made primarily for the Vera/Nancy project, the Crown Jewel project and the Phoenix project.

         During the first quarter of 1997, the final Environmental Impact Statement and Record of Decision for the Crown Jewel project were issued. Since that time, certain special interest groups have instituted certain actions related to the project in certain courts (See Part II Item 1, Legal Proceedings). The impact and exact timing for resolution of these appeals, or any other appeals related to the permitting process, cannot at this time be determined with any accuracy.

         The draft Environmental Impact Statement for the Phoenix project is now scheduled to be released in early 1998 with the final Environmental Impact Statement scheduled for release in the Summer of 1998. The Company is continuing to evaluate the economics and timing of the project and is working to lower projected development and operating costs.

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

         The Company uses fixed forward sales contracts and spot deferred sales contracts and may use put options to hedge anticipated sales of gold, silver and copper. The following table summarizes such open contracts of the Company at June 30, 1997:

                                            Average Price
                                 Amount       Per Unit           Period
                                 ------     -------------        ------
  BMG
    Forward sales contracts
      Gold                      61,500 oz        $414        Jul 97 - Nov 97

  Niugini Mining
    Forward sales contracts
      Gold                      21,000 oz        A$593            Jul 97
                                16,500 oz        $413             Jul 97
      Copper                   5,511,550 lb      $1.07       Aug 97 - Feb 98



         The aggregate amount by which the net market value of the open forward sales contracts of the Company is greater than the spot price of $335 per ounce of gold and $1.12 per pound of copper, as of June 30, 1997, is $8.2 million, of which $1.6 million is attributable to minority interests. The foregoing amounts were calculated assuming conversion of Australian dollar contracts to U.S. dollars at the June 1997 month end exchange rate of US$.75 to A$1.

Foreign Operations - The identifiable assets attributable to operations of the Company outside the U.S. and Canada as of June 30, 1997, were approximately $538.8 million, and mining operations outside the U.S. and Canada represented approximately 47 percent of the total gross revenues of the Company for the six months ended June 30, 1997. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

RESULTS OF OPERATIONS

Net income (loss) - The Company incurred a net loss of $3.0 million ($.01 per share) and $12.0 million ($.05 per share) attributable to common shareholders for the three and six months ended June 30, 1997, respectively. This compares with net income of $3.2 million ($.01 per share) and $6.3 million ($.03 per share) for the three and six months ended June 30, 1996, respectively. The loss for the quarter and six months was primarily the result of lower gold prices and lower gold production.


                                              Three months ended           Six months ended
                                                   June 30,                    June 30,
                                              ------------------          ------------------
                                               1997        1996            1997        1996
                                               ----        ----            ----        ----
Average realized gold sales price per ounce    $355        $396            $356        $397

Average London PM gold fix per ounce           $343        $390            $347        $395


Sales - Sales decreased for the three and six months ended June 30, 1997, compared with the same periods of 1996 because of decreased production and decreased average realized gold sales prices. Gold production decreased for the periods primarily because the San Luis mine and the Pajingo Complex Cindy mine were depleted near the end of 1996 and because of decreased production from the Golden Giant mine. Production decreased at the Golden Giant mine because of lower ore grades and tonnages supplied by the mine. The effect of the completion of production at the San Luis mine and Pajingo Complex Cindy mine was partially offset by production from the new Holloway mine which commenced at the end of 1996. The rescheduling to July of a planned June shipment of gold and copper concentrate from the Red Dome mine amounting to approximately 23,000 ounces of gold and 4.5 million pounds of copper also contributed to the decrease in sales. The average realized price of gold decreased for the three and six months ended June 30, 1997, compared with the same periods of 1996, because of decreased spot gold prices. Average realized prices for the three and six month periods ended June 30, 1997, were slightly higher than the average London PM fix price for those periods because of gains realized from the Company's forward sales.

Consolidated Production Costs Per Ounce
 (per ounce of gold sold):
----------------------------------------------

                                                               Three months ended             Six months ended
                                                                     June 30,                      June 30,
                                                             -----------------------        ---------------------
                                                               1997           1996           1997          1996
                                                             ---------      --------        -------      --------
Direct mining costs                                          $     206      $    222        $   215      $    211
Deferred stripping adjustments                                      (4)            1             (4)            2
Third party smelting, refining and transportation costs              3             8              3             6
By-product credits included in sales                                (7)          (30)            (7)          (19)
                                                             ---------      --------        -------      --------
    Cash operating costs                                           198           201            207           200
Royalties*                                                           4             4              4             8
Production taxes                                                     1             3              1             2
                                                             ---------      --------        -------      --------
    Total cash costs                                               203           208            212           210
Depreciation, depletion and amortization                            71            90             74            85
Reclamation and mine closure costs                                   8             4              8             4
                                                             ---------      --------        -------      --------
    Total production costs                                   $     282      $    302        $   294      $    299
                                                             =========      ========        =======      ========



Reconciliation of Total Cash Costs per Ounce to
Consolidated Financial Statements
 (in millions, except per ounce amounts):
----------------------------------------------

                                                               Three months ended         Six months ended
                                                                    June 30,                  June 30,
                                                             --------------------         --------------------
                                                              1997          1996           1997          1996
                                                             ------        ------         ------        ------
Production costs per financial statements                    $ 56.0        $ 69.7         $107.2        $128.8
By-product credits included in sales                           (1.7)         (8.4)          (3.1)        (10.5)
Reclamation and mine closure costs                             (2.0)         (1.1)          (3.9)         (2.5)
Other*                                                         (1.2)         (1.3)          (2.4)         (2.2)
                                                             ------        ------         ------        ------

Production costs for per ounce calculation purposes          $ 51.1        $ 58.9         $ 97.8        $113.6
                                                             ======        ======         ======         ======

Gold ounces sold                                                252           283            462           542
                                                             ======        ======         ======         ======

Total cash costs per gold ounce sold                         $  203        $  208         $  212        $  210
                                                             ======        ======         ======         ======


* Beginning in first quarter 1997, the Company excluded certain royalties paid to the Bolivian government from its cost per ounce calculations because of changes in the Bolivian mining code which allow the offsetting of Bolivian income taxes against royalties, which now apply to Inti Raymi. The Company considers these royalties to, effectively, be an income tax. All prior year amounts have been restated to incorporate this change.

Production Costs - Production costs decreased in total for the three and six months ended June 30, 1997, compared with the three and six months ended June 30, 1996, because of decreased production and sales volumes. Production decreased primarily because of the closure of the San Luis and Pajingo Complex Cindy mines. This decrease in costs was partially offset by an increase in production costs attributable to the Holloway mine production where production commenced during the fourth quarter of 1996. Sales volumes decreased because of the decreased production and because there were no gold and copper concentrate shipments from the Red Dome mine in 1997 as there were in 1996. The first shipment of concentrate from the Red Dome mine for 1997 was not shipped until July 1997 due to the rescheduling of a planned June shipment.

         Consolidated per ounce cash costs decreased for the three months ended June 30, 1997, compared with the three months ended June 30, 1996, primarily because of decreased costs per ounce at the Golden Giant and Kori Kollo mines. Per ounce cash costs decreased at the Golden Giant mine because the ounces tied up in the processing circuit during the first quarter of 1997 were recovered during the second quarter of 1997. The costs attributable to the ounces recovered from the processing circuit had been charged against sales in the first quarter of 1997. Per ounce cash costs decreased at the Kori Kollo mine primarily from cost cutting measures implemented at the mine during the past several months.

         Consolidated per ounce cash costs increased for the six months ended June 30, 1997, compared with the same period of 1996 primarily because of increased costs per ounce at the Golden Giant, San Cristobal and Red Dome mines and the high costs incurred at the Holloway mine. Per ounce cash costs at the Golden Giant mine increased primarily because of lower tonnage and lower ore grade supplied to the mill during the six months ended June 30, 1997, compared with the same period of 1996. The Company is continuing to experience higher costs at the San Cristobal mine but has recently revised the mine plan in an effort to reduce the costs at that mine. The higher costs at the Red Dome mine are the result of the milling of ore from lower grade stockpiles remaining from the Red Dome mine as the mine has been depleted and the operation is due to be shut down by the end of 1997. The Company is continuing to incur high costs per ounce at the Holloway mine because of higher than expected overall costs partially attributable to the start-up of the operation and lower than expected ore grades resulting from dilution.

Depreciation, depletion and amortization - Depreciation, depletion and amortization (DD&A) decreased in total and on the basis of cost per gold ounce sold for the three and six months ended June 30, 1997, compared with the three and six months ended June 30, 1996. DD&A decreased in total as a result of the San Cristobal and Reona mine asset write-downs made in the third quarter of 1996, the cessation of operations at the San Luis and Pajingo mines and because the cost of property, plant and equipment at the Red Dome and Silidor mines is fully amortized. The decrease in DD&A was partially offset by an increase in DD&A caused by the commencement of production at the Holloway mine. DD&A decreased on a per ounce basis because of the write-downs at San Luis and Reona and the full amortization of property, plant and equipment at the Red Dome and Silidor mines.

Exploration, evaluation and other lease costs, net - Exploration, evaluation and other lease costs decreased for the three and six months ended June 30, 1997, compared with the three and six months ended June 30, 1996, because of a difference in the timing of expenditures for 1997 when compared with 1996.

Merger expenses - Additional merger expenses of $2.3 million for the six months ended June 30, 1997, consisted of severance payments made to certain former BMG employees related to the July 1996 combination of BMG and BMC (formerly Hemlo Gold Mines, Inc).

Interest and other income, net - Interest and other income, net decreased for the three months ended June 30, 1997, compared with the three months ended June 30, 1996, because of decreased interest income caused by lower levels of cash to invest in 1997 compared with the same period of 1996.

         Interest and other income, net increased for the six months ended June 30, 1997, compared with the six months ended June 30, 1996, because of a net increase in other income of $1.8 million, partially offset by a decrease in interest income of $1.4 million. Other income, net of other expense, increased for the six months ended June 30, 1997, compared with the six months ended June 30, 1996, primarily because of foreign currency losses incurred during the first half of 1996 totaling approximately $1.5 million related to U.S. dollar deposits held by Niugini Mining. Interest income decreased because of less cash available to invest during the six months ended June 30, 1997, compared with the six months ended June 30, 1996.

Income and mining taxes - The Company's provision for income taxes was $5.2 million and $7.3 million for the three and six months ended June 30, 1997, respectively, indicating an effective tax rate of 80 per cent for the quarter and 257 percent for the six months. These indicated effective income tax rates were primarily the function of the provision for Canadian income taxes of $3.8 million and $6.4 million for the three and six months ended June 30, 1997, respectively, on Canadian income, and an increase in income tax benefits generated by U.S. net operating losses which were fully offset by an increase in the Company's deferred tax asset valuation allowance. The Company's effective tax rate for the three and six months ended June 30, 1996, was 43 per cent and 39 per cent, respectively. Canadian income taxes decreased for the three and six months ended June 30, 1997, because of decreased income from Canadian mining operations.

         Mining taxes decreased for the three and six months ended June 30, 1997, compared with the three and six months ended June 30, 1996, because of decreased mining income from the Company's Canadian mines.

Minority interest in net (income) loss - The Company had net income attributable to minority interests for the three and six months ended June 30, 1997, compared with net loss attributable to minority interests for the three and six months ended June 30, 1996, primarily as a result of Niugini Mining achieving profitable operations in 1997.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Okanogan Highlands Alliance v. Williams, et al., United States District Court for the District of Oregon, Civil No. 97-806JE

         During the first quarter of 1997, the final Environmental Impact Statement ("EIS") for the Crown Jewel project was issued. The EIS was prepared pursuant to the National Environmental Policy Act ("NEPA") and Washington's State Environmental Policy Act ("SEPA"). Based upon the EIS, the United States Forest Service ("USFS") issued a Record of Decision ("ROD") which approved the project subject to the requirement that the Company obtain USFS approval of a detailed Plan of Operations. The USFS received four administrative appeals to its EIS and ROD, which were denied in early May of 1997. On May 29, 1997 the Okanogan Highlands Alliance; the Washington Environmental Council; the Colville Indian Environmental Protection Alliance; and the Kettle Range Conservation Group instituted the above-referenced action against the USFS and certain USFS decision makers in United States District Court for the District of Oregon. The action appeals the EIS, the ROD and the denial of the administrative appeals. The action seeks the following rulings: 1) that the EIS and ROD are inadequate and violate NEPA and the Administrative Procedure Act; 2) that the USFS's decision not to prepare and issue a supplemental environmental impact statement was not in accordance with law; and 3) that the ROD violates certain specified laws. The action also seeks an award of fees and costs associated with the litigation and indicates that the Plaintiffs will seek injunctive relief restraining the USFS from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company has intervened in the action. Preliminary procedural motions are now pending. The impact and exact timing for final resolution of this appeal, or any other appeals related to the permitting process, can not at this time be determined with any accuracy.

Okanogan Highlands Alliance v. State of Washington Department of Natural Resources, et al., Thurston County Superior Court, No. 97-2-01450-3

         During the first quarter of 1997, the EIS for the Crown Jewel project was issued. The EIS was prepared pursuant to NEPA and SEPA. The Washington State Department of Natural Resources ("WDNR") approved a Forest Practices Permit related to the project in April of 1997. On June 24, 1997 the Okanogan Highlands Alliance filed the above-referenced Petition for Judicial Review of Agency Action with the Superior Court of the State of Washington in and for Thurston County, naming WDNR; State of Washington Department of Ecology ("WDOE"); the Company; and Crown Resources Corporation as respondents. The Petition seeks an order vacating and reversing the actions of the WDNR in granting the Forest Practices Permit and remanding the EIS to the WDOE for further review and compliance with SEPA. The Company and WDOE moved to dismiss the Petition with prejudice on procedural grounds, whereupon the Petitioner moved for dismissal without prejudice. These procedural motions are pending. Petitioner might attempt to raise its claims at some time in the future before the same or a different tribunal. The impact and exact timing for final resolution of any appeals related to the permitting process can not at this time be determined with any accuracy.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)      Annual Meeting of Shareholders
                           April 30, 1997


(c)      Proposal                For           Against     Withheld      Abstain     Nonvotes
         --------                ---           -------     --------      -------     --------

Election of Directors
  Douglas J. Bourne           166,576,033          *        3,956,928        *            -
  David L. Bumstead           166,245,653          *        4,287,308        *            -
  Delo H. Caspary             166,610,308          *        3,922,653        *            -
  James W. McCutcheon         166,189,306          *        4,343,655        *            -

Proposal to approve an
amendment to the Restated
Articles of Incorporation
of the Company to phase out
the classification of the
Board of Directors            138,585,105      1,845,489        *        1,564,984   87,718,130

Proposal to approve
amendments to and
restatement of the
Company's Amended and
Restated 1994 Long-
Term Incentive Plan           134,741,232      4,955,719        *        2,290,505   28,545,505

Ratification of
Appointment of Price
Waterhouse LLP as
Independent Public
Accountants                    169,509,241       579,541        *          445,349         -

* Not Applicable



                  Each of the nominees for director was elected, the proposed amendments to the long-term incentive plan were adopted, and the appointment of Price Waterhouse LLP was ratified. The proposal to amend the Articles of Incorporation was not approved because the required approval of 80% of the outstanding voting securities of the Company was not achieved.

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

                  *3(d)    Bylaws of the Company, as amended through March 21,
                              1997 (Exhibit 3(d) to the Company's Annual
                              Report on Form 10-K/A for the year ended
                              December 31, 1996, File No. 1-9666).

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

                  *4(g)(1) Loan Agreement, dated June 29, 1992, between
                              Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation (Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                              No. 1-9666).

                  *4(g)(2) Amendment to Loan Agreement, effective as of
                              December 31, 1994, between Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

                  *10(a)   Amended and Restated 1994 Long-term Incentive
                              Plan of Battle Mountain Gold Company, as of
                              January 1, 1997 (Appendix B to the Company's definitive Proxy Statement dated March 28, 1997 and filed with the Commission on March 28, 1997, File No. 1-9666).

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


                          BATTLE MOUNTAIN GOLD COMPANY



Date: August 14, 1997       /s/ Jeffrey L. Powers
                          -----------------------------
                          Jeffrey L. Powers
                          Vice President and Controller
                          (Principal Financial
                          and Chief Accounting Officer)

                               INDEX OF EXHIBITS

                  Exhibit             Description
                  -------             -----------
                  *2(a)    Plan of Arrangement of Hemlo Gold  Mines Inc.
                               under Section 182 of the Business
                               Corporations Act (Ontario)(Annex D to Exhibit
                               20(a), Joint Management  Information
                               Circular and Proxy Statement, to the Company's
                               Current Report on Form 8-K dated
                               June 11,1996, File No. 1-9666).

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

                  *3(b)   Certificate of Resolution Establishing Designation,
                               Preferences and Rights of $3.25 Convertible
                               Preferred Stock (Exhibit 4(b)to the Company's
                               Current Report on Form 8-K dated July 19, 1996,
                               File No. 1-9666).

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

                  *3(d)    Bylaws of the Company, as amended through March
                               21, 1997 (Exhibit 3(d) to the Company's Annual
                               Report on Form 10-K/A for the year ended
                               December 31, 1996, File No. 1-9666).

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




                  *4(e)(1) Investment Agreement,dated May 22, 1992, between
                               Empresa Minera Inti Raymi S.A. and
                               International  Finance  Corporation  (Exhibit
                               4(e) to the Company's Annual Report on
                               Form 10-K for the year ended December 31, 1992;
                               File No. 1-9666).

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

                  *4(g)(1) Loan Agreement, dated June 29, 1992, between
                               Empresa Minera Inti Raymi S.A. and
                               Corporacion Andina de Fomento (English
                               translation) (Exhibit 4(g)to the Company's
                               Annual Report on Form 10-K for the year ended
                               December 31, 1992; File No. 1-9666).

                  *4(g)(2) Amendment to Loan Agreement, effective as of
                               December 31, 1994, between Empresa Minera Inti
                               Raymi S.A. and Corporacion Andina de Fomento
                               (English translation) (Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).

                  *10(a)   Amended and Restated 1994 Long-term Incentive
                               Plan of Battle Mountain Gold Company, as of
                               January 1, 1997 (Appendix B to the Company's
                               definitive Proxy Statement dated March 28, 1997
                               and filed with the Commission on March 28, 1997,
                               File No. 1-9666).

                  11       Computation of Earnings per Share.

                  27       Financial Data Schedule.

---------------------

                  *        Incorporated by reference as indicated.
