Form 10-Q
period 1997-09-30
BATTLE MOUNTAIN GOLD CO
filed 1997-11-13
CIK 771498

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

         Number of shares of Common Stock outstanding as of the latest practicable date, November 5, 1997: 119,506,152. In addition, as of such date there were outstanding 110,241,126 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY

                                      INDEX



                                                                            Page
                                                                            ----
Part I.  Financial Information (Unaudited)

         Condensed Consolidated Balance Sheet
         at September 30, 1997 and December 31, 1996                          1

         Condensed Consolidated Statement of Operations
         for the three and nine months ended September 30, 1997 and 1996      2

         Condensed Consolidated Statement of Cash Flows
         for the nine months ended September 30, 1997 and 1996                3

         Notes to Condensed Consolidated Financial Statements                 4

         Supplemental Information                                             6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9


Part II. Other Information                                                   14


PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements


                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                            September 30,   December 31,
                                                                1997           1996
                                                            -------------   -----------
                                                             (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                              $    201.8      $     94.0
     Restricted cash                                               8.6             9.0
     Accounts and notes receivable                                29.4            48.7
     Inventories                                                  11.5            10.4
     Materials and supplies, at average cost                      24.9            28.9
     Other current assets                                         11.1            12.7
                                                            ----------      ----------
         Total current assets                                    287.3           203.7

   Investments                                                   253.3           248.8

   Property, plant and equipment, net                            551.6           565.4

   Other assets                                                   39.4            19.0
                                                            ----------      ----------

Total assets                                                $  1,131.6      $  1,036.9
                                                            ==========      ==========

Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings                                  $      9.3      $     21.8
     Current maturities of long-term debt (Note 2)                37.2            13.6
     Accounts payable and accrued liabilities                     33.2            44.7
     Income and mining taxes payable                               5.6            18.1
     Other current liabilities                                     4.1             6.1
                                                            ----------      ----------
         Total current liabilities                                89.4           104.3

   Long-term debt (Note 2)                                       260.5           139.2
   Deferred income and mining taxes                               96.5           106.9
   Other liabilities                                              43.2            41.0
                                                            ----------      ----------
         Total liabilities                                       489.6           391.4

   Minority interest                                             108.1           107.2

   Commitments and contingencies                                  --              --

   Shareholders' equity                                          533.9           538.3
                                                            ----------      ----------

Total liabilities and shareholders' equity                  $  1,131.6      $  1,036.9
                                                            ==========      ==========




  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)



                                                 Three months ended       Nine months ended
                                                     September 30,          September 30,
                                                 --------------------    --------------------
                                                   1997        1996        1997        1996
                                                 --------    --------    --------    --------
Sales                                            $   90.2    $   91.0    $  257.9    $  316.3
                                                 --------    --------    --------    --------
Costs and expenses
   Production costs                                  61.4        56.2       168.6       184.9
   Depreciation, depletion and amortization          18.3        20.2        52.2        66.4
   Exploration, evaluation & other lease costs        5.8         9.2        17.3        23.8
   Asset write-downs (Note 3)                        --          38.5        --          38.5
   Merger expense (Note 4)                           --          19.2         2.3        20.0
   General and administrative expenses                2.8         3.7        10.9        11.6
                                                 --------    --------    --------    --------
         Total costs and expenses                    88.3       147.0       251.3       345.2
                                                 --------    --------    --------    --------

Operating income (loss)                               1.9       (56.0)        6.6       (28.9)

   Interest and other income, net                     1.1         4.4         4.4         7.3
   Interest expense                                   1.5         1.6         4.5         4.9
                                                 --------    --------    --------    --------

Income (loss) before income taxes and
  minority interest                                   1.5       (53.2)        6.5       (26.5)

   Income tax expense (benefit) (Note 5)            (24.9)        2.2       (17.6)       12.5
   Mining taxes                                       0.6         1.9         4.6         9.6
   Minority interest in net loss (income)            (0.4)       10.2        (2.4)       11.9
                                                 --------    --------    --------    --------

Net income (loss)                                    25.4       (47.1)       17.1       (36.7)
    Preferred dividends                               1.9         1.9         5.6         5.6
                                                 --------    --------    --------    --------

Net income (loss) to common shares               $   23.5    $  (49.0)   $   11.5    $  (42.3)
                                                 ========    ========    ========    ========


Income (loss) per common share (Note 6)          $    .10    $   (.21)   $    .05    $   (.18)
                                                 ========    ========    ========    ========


Dividends per common share                       $   .025    $   .024    $   .050    $   .066
                                                 ========    ========    ========    ========


Average common shares outstanding
  for income per share purposes                     234.6       229.9       234.6       229.6
                                                 ========    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                              Nine months ended
                                                                September 30,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Cash flows from operating activities:
   Net income (loss)                                           $  17.1    $ (36.7)
   Adjustments to reconcile net income (loss) to cash flows
     from operating activities:
       Depreciation, depletion and amortization                   52.2       66.4
       Deferred income tax benefit                               (32.8)      (4.4)
       Asset write-downs                                          --         38.5
       Change in current assets and liabilities, net               3.1      (16.8)
       Other, net                                                  5.7       (6.3)
                                                               -------    -------

Net cash flows provided by operating activities                   45.3       40.7
                                                               -------    -------
Cash flows from investing activities:
   Capital expenditures                                          (48.2)     (40.1)
   Other, net                                                     (0.5)      (7.2)
                                                               -------    -------

Net cash flows used in investing activities                      (48.7)     (47.3)
                                                               -------    -------
Cash flows from financing activities:
   Cash proceeds from borrowings                                 162.8       18.8
   Debt repayments                                               (17.9)     (43.7)
   Decrease in short-term borrowings                             (12.5)     (13.0)
   Cash dividend payments                                        (17.1)     (20.7)
   Cash proceeds from stock issuances                              0.6        1.9
   Other, net                                                      0.5        0.1
                                                               -------    -------

Net cash flows provided by (used in) financing activities        116.4      (56.6)
                                                               -------    -------

Effect of exchange rate changes on cash and cash equivalents      (5.2)       2.5
                                                               -------    -------

Net increase (decrease) in cash and cash equivalents             107.8      (60.7)
Cash and cash equivalents at beginning of period                  94.0      142.2
                                                               -------    -------

Cash and cash equivalents at end of period                     $ 201.8    $  81.5
                                                               =======    =======


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  General Information

         The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company
(BMG), necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries (the Company) and should be read in conjunction with the financial statements which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1996. Certain amounts for prior periods may have been reclassified to conform to the current reporting presentation.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," with an effective date for financial statements beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard will require a change in the presentation of the Company's financial statements from that currently presented. Management of the Company is presently evaluating the impact of adopting this standard, which will be implemented by the Company beginning with its 1998 financial statements, and does not anticipate any significant impact upon implementation.

Note 2.  Debt

         On September 30, 1997, BMG sold its interest in Niugini Mining Limited
(NML) to Battle Mountain Canada Ltd. (BMCL), a subsidiary of BMG, facilitated primarily by a $145 million bank borrowing by BMCL. The loan is secured by the stock of NML held by BMCL, is payable in 25 equal quarterly principal payments commencing January 30, 1998, at a current annual interest rate of 6.52 percent and matures on December 31, 2003. The loan agreement requires BMCL to meet certain financial covenants which include maintenance covenants relating to leverage, net worth and gold reserves, as well as certain restrictions on, among other things, expenditures, additional debt, liens and the disposition of assets.

         In September 1997, BMCL reduced its Cdn$15 million revolving credit facility to Cdn$10 million. As a result of the sale of NML and the bank borrowing, in October 1997, BMG and BMCL canceled their $150 million revolving credit agreement that was entered into in March 1997.

Note 3.  Asset Write-downs

         In September 1996, in accordance with the Company's impairment policy, the carrying value of the Reona mine was written down by $17.5 million before and after tax, and the carrying value of the San Cristobal mine owned by NML was written down by $17.6 million ($8.9 million net of minority interests) before and after tax. The Company also wrote down, as of the same date, approximately $3.0 million of receivables and obsolete material.

Note 4.  Merger Expenses

         In connection with the July 1996 combination of BMG and BMCL (formerly Hemlo Gold Mines Inc.), $19.2 million of merger expenses ($17.8 million after-tax), consisting primarily of legal, accounting and investment banking fees, were incurred and charged to expense during the third quarter of 1996. An additional $2.3 million of merger expenses were charged in the first quarter of 1997, consisting primarily of merger-related severance payments made to BMG employees.

Note 5.  Income Taxes

         The proceeds from the sale of NML by BMG, as described in Note 2, have been invested by BMG in the United States. As management expects to continue investing these proceeds in the U.S. in future years, the Company has necessarily revised certain assumptions related to its accounting for U.S. income taxes. According to current business plans, management no longer expects to remit to the U.S. any accumulated or future Canadian earnings generated by BMCL, as the proceeds from the sale are expected to be sufficient to meet the Company's operating needs in the U.S. in the near future. Additionally, the income expected to be derived from such funds has led management to project U.S. taxable income in future years sufficient to recognize currently a portion of the Company's net operating loss carryforwards in the United States. As a result, the Company recorded a $16.4 million income tax benefit in the third quarter of 1997, representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities previously recorded. Additionally, BMG recognized tax benefits of $7.2 million during the third quarter of 1997 as a result of revised projections of future taxable income at certain of the Company's subsidiaries, which resulted in third quarter 1997 recognition of net operating loss carryforwards at these subsidiaries.

Note 6. Income (Loss) per Common Share

        The effect of common stock equivalents is not included in the calculation of income (loss) per share for the three and nine months ended September 30, 1996, because the effect is antidilutive. Fully diluted income
(loss) per share is not presented because the effect of other potentially dilutive securities is antidilutive for the periods presented. The Exchangeable Shares of BMCL are treated as being identical to shares of BMG Common Stock for income (loss) per common share calculation purposes.

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," with an effective date for financial statements ending after December 15, 1997. This standard requires that earnings per share for all periods be restated. The Company will be required to present basic earnings per share and diluted earnings per share in its December 31, 1997 financial statements. Basic earnings per share will be calculated using actual shares outstanding during the periods presented, whereas diluted earnings per share will be calculated including all potentially dilutive common shares. The Company believes that the adoption of this standard will not cause a material change in the current calculation of earnings per share.

Note 7.  BMCL Summarized Financial Information

         The following is summarized financial information pertaining to BMCL:


                            Three months ended          Nine months ended
                                September 30,             September 30,
                          ---------------------         ------------------
                            1997         1996            1997        1996
                          -------       -------         -------    -------
(millions)
Sales                     $  31.7       $  34.4         $ 106.0    $ 119.4
Costs and expenses           31.2          31.5            89.9       81.0
                          -------       -------         -------    -------
Operating income          $   0.5       $   2.9            16.1       38.4
                          =======       =======         =======    =======

Net income                $   8.6       $   1.3         $  18.2    $  19.8
                          =======       =======         =======    =======

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                          OPERATING DATA (Unaudited)(1)
            (All production data reflects BMG attributable interests)



                                                             Three months ended  Nine months ended
                                                                September 30,      September 30,
                                                             ------------------  -----------------
                                                              1997        1996    1997      1996
                                                             ------     -------  -------  --------
GOLDEN GIANT
    Gold recovered (000s oz)                                     85        83       262       285
    Silver recovered (000s oz)                                    4         4        12        12
-------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                      $130      $159      $140      $140
    Depreciation, depletion and amortization                     64        66        65        62
    Reclamation and mine closure costs                            4         3         4         2
                                                               ----      ----      ----      ----
    Total production costs                                     $198      $228      $209      $204
-------------------------------------------------------------------------------------------------

KORI KOLLO (88% Interest)
    Gold recovered (000s oz)                                     73        67       207       203
    Silver recovered (000s oz)                                  180       203       561       630
-------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold(2)
    Cash production costs                                      $197      $217      $196      $215
    Depreciation, depletion and amortization                    102       112       106       109
    Reclamation and mine closure costs                            7         3         8         3
                                                               ----      ----      ----      ----
    Total production costs                                     $306      $332      $310      $327
-------------------------------------------------------------------------------------------------

HOLLOWAY JOINT VENTURE (84.7% Interest)(3)
    Gold recovered (000s oz)                                     13                  42
-------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                      $329                $332
    Depreciation, depletion and amortization                    123                 119
    Reclamation and mine closure costs                            2                   2
                                                               ----                ----
    Total production costs                                     $454                $453
-------------------------------------------------------------------------------------------------

BATTLE MOUNTAIN COMPLEX
    Gold recovered (000s oz)                                     20        17        59        53
    Silver recovered (000s oz)                                   34        45       106       171
-------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                      $269      $329      $274      $315
    Depreciation, depletion and amortization                     41        67        37        70
    Reclamation and mine closure costs                           45        61        44        31
                                                               ----      ----      ----      ----
    Total production costs                                     $355      $457      $355      $416
-------------------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                          OPERATING DATA (Unaudited)(1)
            (All production data reflects BMG attributable interests)



                                                                   Three months ended      Nine months ended
                                                                     September 30,           September 30,
                                                                  --------------------    -------------------
                                                                    1997       1996         1997       1996
                                                                  -------   ----------    -------  ----------
SAN CRISTOBAL (50.5% Interest)
    Gold recovered (000s oz)                                           10           9          27       30
    Silver recovered (000s oz)                                         21          22          58       74
-------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                          $  435      $  372      $  412   $  356
    Depreciation, depletion and amortization                           68         102          54       99
    Reclamation and mine closure costs                                 --          --          --       --
                                                                   ------      ------      ------   ------
    Total production costs                                         $  503      $  474      $  466   $  455
-------------------------------------------------------------------------------------------------------------

RED DOME (50.5% Interest)
    Gold recovered (000s oz)                                            4          10          24       33
    Silver recovered (000s oz)                                         82          53         162      213
    Copper recovered (000s lb)                                      2,485         896       3,702    3,501
-------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                          $  225      $  280      $  239   $  235
    Depreciation, depletion and amortization                           31          81          20      133
    Reclamation and mine closure costs                                 15          31          13       11
                                                                   ------      ------      ------   ------
    Total production costs                                         $  271      $  392      $  272   $  379
-------------------------------------------------------------------------------------------------------------

PAJINGO JOINT VENTURE (50% Interest)(4)
    Gold recovered (000s oz)                                            8           7           8       27
    Silver recovered (000s oz)                                         10          14          10       24
-------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                          $  181      $  182      $  181   $  239
    Depreciation, depletion and amortization                           29          12          29       82
    Reclamation and mine closure costs                                  2          --           2        2
                                                                   ------      ------      ------   ------
    Total production costs                                         $  212      $  194      $  212   $  323
-------------------------------------------------------------------------------------------------------------

SILIDOR JOINT VENTURE (55% Interest)(5)
    Gold recovered (000s oz)                                            1           6          10       19
-------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                          $  239      $  334      $  318   $  347
    Depreciation, depletion and amortization                          --          106          39       70
    Reclamation and mine closure costs                                --           10           5        3
                                                                   ------      ------      ------   ------
    Total production costs                                         $  239      $  450      $  362   $  420
 ------------------------------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                          OPERATING DATA (Unaudited)(1)
            (All production data reflects BMG attributable interests)



                                                                     Three months ended           Nine months ended
                                                                         September 30,               September 30,
                                                                   ------------------------     ----------------------
                                                                      1997           1996         1997           1996
                                                                   ---------      ---------     ---------      -------
SAN LUIS(6)
    Gold recovered (000s oz)                                                            15                        48
    Silver recovered (000s oz)                                                           9                        28
----------------------------------------------------------------------------------------------------------------------
  Cost Per Gold Ounce Sold
    Cash production costs                                                             $261                      $275
    Depreciation, depletion and amortization                                           133                       101
    Reclamation and mine closure costs                                                  13                        15
                                                                                      ----                      ----
    Total production costs                                                            $407                      $391
----------------------------------------------------------------------------------------------------------------------

AGGREGATE DATA
   Gold recovered BMG share (000s oz)                                   214            215           639         698
   Gold sold BMG share (000s oz)                                        221            208           637         691
   Gold recovered (000s oz)                                             237            243           717         787
   Gold sold (000s oz)                                                  251            230           714         771
   Average price per oz realized                                       $332           $388          $346        $393
----------------------------------------------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                                 331            350           908       1,151
   Silver sold BMG share (000s oz)                                      343            304           848       1,105
   Silver recovered (000s oz)                                           456            451         1,201       1,517
   Silver sold (000s oz)                                                485            359         1,087       1,415
   Average price per oz realized                                      $4.43          $5.05         $4.75       $5.30
----------------------------------------------------------------------------------------------------------------------
   Weighted Average Cost Per Gold Ounce Sold
    Cash production costs                                              $197           $215          $201        $207
    Depreciation, depletion and amortization                             75             88            76          84
    Reclamation and mine closure costs                                    9              8             9           6
                                                                       ----           ----          ----        ----
    Total production costs                                             $281           $311          $286        $297
----------------------------------------------------------------------------------------------------------------------

(1) Cash production costs are presented in accordance with guidelines established by The Gold Institute. In addition to mining, milling and plant level general and administrative expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This new North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

(2) Effective the first quarter of 1997, the Company excludes certain royalties paid to the Bolivian government from its cost per ounce calculations as a result of changes in the Bolivian mining code which allow the offsetting of Bolivian income taxes against royalties, which now apply to Inti Raymi. The Company considers these royalties to, effectively, be an income tax. All prior year amounts have been restated for comparative purposes.

(3)  Production started at this operation during the fourth quarter of 1996.

(4) The 1997 operating data relates to the Vera/Nancy deposit at the Pajingo Complex. The 1996 operating data relates to the Cindy deposit at the Pajingo Complex which was 100% owned by the Company.

(5)  Production ceased at this operation during the third quarter of 1997.

(6)  Production ceased at this operation during the fourth quarter of 1996.

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

Liquidity and Capital Resources

         At September 30, 1997, the Company had cash and cash equivalents of $201.8 million, of which $156.0 million was held by BMG and its wholly-owned subsidiaries, $43.3 million was held by Niugini Mining and $2.5 million was held by Inti Raymi.

         The Company generated cash flow of $45.3 million from operating activities during the nine months ended September 30, 1997, compared with $40.7 million for the nine months ended September 30, 1996. The increase in cash flows from operations was primarily the result of lower merger expenses in 1997, partially offset by reduced cash inflows resulting from lower gold prices.

         Capital expenditures totaled $48.2 million during the nine months ended September 30, 1997, and include $6.0 million in capitalized interest related to the Company's investment in Lihir Gold Limited. Other capital expenditures primarily relate to the Vera/Nancy, Crown Jewel and Phoenix projects.

         During the first quarter of 1997, the final Environmental Impact Statement (EIS) and Record of Decision for the Crown Jewel project were issued. Since that time, certain special interest groups have instituted various actions related to the project. (See Part II Item 1, Legal Proceedings.) The impact and exact timing for final resolution of these appeals, or any other appeals related to the permitting process, cannot be determined with any accuracy at this time.

         An EIS for the Phoenix project is currently expected to be released in 1998. The Company is continuing to evaluate the economics and timing of this project and is working to lower projected development and operating costs.

         On September 30, 1997, BMG sold its interest in Niugini Mining Limited
(NML) to Battle Mountain Canada Ltd. (BMCL), a subsidiary of BMG, facilitated primarily by a $145 million bank borrowing. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.) The Company expects cash on hand and cash flows from operations to meet its cash needs at least through the end of 1998.

Hedging - The Company has limited involvement with derivative financial instruments and does not utilize them for trading purposes.

          The Company utilizes fixed forward sales contracts and spot deferred sales contracts and may use options to hedge anticipated sales of gold, silver and copper. The following summarizes open forward sales contracts of the Company at September 30, 1997:

                                             Average Price
                               Amount          Per Unit             Period
                             ----------     ---------------    -----------------
BMG
    Gold                     44,000 oz           $418          Oct 97 - Feb 98
BMCL
    Gold                     31,845 oz           $329                 Jan 98
Niugini Mining
    Gold                      5,000 oz          A$672                 Oct 97
    Gold                     10,000 oz           $418                 Oct 97
    Copper                 2,204,620 lb         $1.08           Oct 97 - Feb 98


         The aggregate amount by which the net market value of the Company's open forward sales contracts is greater than the spot price of $332 per ounce of gold and $.96 per pound of copper as of September 30, 1997, is $5.6 million, of which $1.0 million is attributable to minority interests. The foregoing amounts were calculated assuming conversion of Australian dollar contracts to U.S. dollars at the September 1997 month-end exchange rate of US$.73 to A$1.

Foreign Operations - The identifiable assets attributable to operations of the Company outside the U.S. and Canada as of September 30, 1997, were approximately $526.1 million. Mining operations outside the U.S. and Canada represented approximately 49 percent of the total gross revenues of the Company for the nine months ended September 30, 1997. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

Results of Operations

Net income (loss) - The Company recorded net income of $23.5 million ($.10 per share) and $11.5 million ($.05 per share) attributable to common shareholders for the three and nine months ended September 30, 1997, respectively. This compares with net losses of $49.0 million ($.21 per share) and $42.3 million ($.18 per share) for the three and nine months ended September 30, 1996, respectively. Included in 1997 results were $23.6 million of income tax benefits attributable to revisions of certain assumptions related to the Company's accounting for U.S. income taxes and the recognition of net operating loss carryforwards by certain of the Company's subsidiaries. Losses in 1996 resulted primarily from third quarter asset write-downs and merger expenses totaling $38.5 million and $19.2 million, respectively.

                                                               Three months ended            Nine months ended
                                                                   September 30,               September 30,
                                                               -------------------          --------------------
                                                                1997         1996             1997         1996
                                                               -------      ------          -------       ------
Average realized gold sales price per ounce                     $ 332        $ 388            $ 346       $ 394

Average London PM gold fix per ounce                            $ 327        $ 385            $ 339       $ 391


Sales - Sales decreased for the three and nine months ended September 30, 1997, compared with the same periods in 1996 as a result of decreased production and lower average realized gold sales prices. The rescheduling to July of a planned June 1997 shipment of approximately 23,000 ounces of gold and 4.5 million pounds of copper concentrate from the Red Dome mine partially offset the effects of the decreased production and lower gold sales in the third quarter of 1997. Gold production decreased approximately 60,000 ounces for nine months ended September 30, 1997. This decrease was primarily attributable to the San Luis and Pajingo Complex Cindy mines being depleted near the end of 1996 coupled with decreased production from the Golden Giant mine resulting from lower ore grades and tonnages supplied by the mine. The effects of the completion of production at the San Luis and Pajingo Complex Cindy mines were partially offset by production from the new Holloway mine, which commenced operations at the end of 1996, and production at the Pajingo Complex Vera/Nancy mine, which commenced commercial operations in the third quarter of 1997. However, mechanical failure at a third-party custom milling site, which processes some of the Holloway ore, has recently reduced production at Holloway. This reduction is expected to last for at least the next month, and possibly for the remainder of this year. The average realized price of gold decreased for the three and nine months ended September 30, 1997, compared with the same periods of 1996 as a result of decreased spot gold prices. Average realized prices for the three and nine month periods ended September 30, 1997, were slightly higher than the average London PM fix price for those periods due to gains recognized from the Company's forward sales.


Consolidated Production Costs per Ounce                         Three months ended           Nine months ended
 (per ounce of gold sold):                                         September 30,               September 30,
---------------------------------------                       ------------------------      --------------------
                                                                 1997          1996           1997         1996
                                                              ----------     ---------      -------      -------
Direct mining costs                                           $    211      $    219        $   214      $    213
Deferred stripping adjustments                                       3             -             (2)            2
Third party smelting, refining and transportation costs             11             3              6             5
By-product credits included in sales                               (24)           (8)           (13)          (16)
                                                               -------       -------        -------       -------
    Cash operating costs                                           201           214            205           204
Royalties*                                                           5             8              5             8
Production taxes                                                     -             -              -             2
                                                               -------       -------        -------       -------
    Total cash costs                                               206           222            210           214
Depreciation, depletion and amortization                            72            87             73            86
Reclamation and mine closure costs                                   9             8              8             6
                                                               -------       -------        -------       -------
    Total production costs                                    $    287      $    317        $   291      $    306
                                                               =======       =======         ======       =======


Reconciliation of Total Cash Costs per Ounce to Consolidated          Three months ended   Nine months ended
 (in millions, except ounces sold and per ounce amounts):                September 30,      September 30,
-----------------------------------------------------------           ------------------  ------------------
                                                                        1997      1996      1997      1996
                                                                      --------  --------  -------   --------
Production costs per financial statements                             $ 61.4    $ 56.2    $168.6    $184.9
By-product credits included in sales                                    (6.1)     (1.8)     (9.2)    (12.3)
Reclamation and mine closure costs                                      (2.2)     (1.9)     (6.0)     (4.4)
Other*                                                                  (1.1)     (1.5)     (3.6)     (3.6)
                                                                      ------    ------    ------    ------

Production costs for per ounce calculation purposes                   $ 52.0    $ 51.0    $149.8    $164.6
                                                                      ======    ======    ======    ======

Gold ounces sold (in thousands)                                          251       230       714       771
                                                                      ======    ======    ======    ======

Total cash costs per gold ounce sold                                  $  206    $  222    $  210    $  214
                                                                      ======    ======    ======    ======


* Effective the first quarter of 1997, the Company excludes certain royalties paid to the Bolivian government from its cost per ounce calculations as a result of changes in the Bolivian mining code which allow the offsetting of Bolivian income taxes against royalties, which now apply to Inti Raymi. The Company considers these royalties to, effectively, be an income tax. All prior year amounts have been restated for comparative purposes.

Production Costs - Total production costs increased for the three months ended September 30, 1997, as compared with 1996. Contributing to the increase were higher production costs at the Red Dome mine resulting from the milling of ore from lower grade stockpiles, as Red Dome was closed in October 1997 following depletion of the ore body. Also contributing to the higher production costs for the quarter were costs at the Holloway mine, which commenced production during the fourth quarter of 1996, and higher costs at the San Cristobal mine. Partially offsetting these increases were closures of the San Luis and Pajingo Complex Cindy mines in 1996. Total production costs decreased for the nine months ended September 30, 1997, as compared with 1996 primarily due to the San Luis mine closure.

     Consolidated per ounce cash costs decreased for the three months ended September 30, 1997, compared with the same period of 1996. This increase was primarily attributable to decreased costs per ounce at the Golden Giant and Kori Kollo mines, partially offset by the higher cash costs at the new Holloway mine. The effects of the 1996 shut down of operations at the San Luis mine also contributed to the decrease. Per ounce cash costs at the Golden Giant mine decreased primarily as a result of the mining of higher-grade ore. Kori Kollo benefited from cost cutting measures implemented at the mine during the first half of 1997. Higher cash costs at the Holloway mine were primarily attributable to the start-up of the operation and lower than expected ore grades resulting from dilution.

     Consolidated per ounce cash costs decreased for the nine months ended September 30, 1997, compared with the same period in 1996 primarily as a result of decreased costs per ounce at the Kori Kollo mine and the shut down of operations at the San Luis mine in late 1996, which had higher than Company-average per ounce cash costs. These decreases were partially offset by higher cash costs at the Holloway mine. Per ounce cash costs decreased at Kori Kollo primarily because of cost cutting measures implemented at the mine during the first half of 1997. Higher cash costs at the Holloway mine were primarily attributable to the start-up and lower than expected ore grades resulting from dilution.

Depreciation, depletion and amortization - Depreciation, depletion and amortization (DD&A) decreased in total and on the basis of cost per gold ounce sold for the three and nine months ended September 30, 1997, compared with the same periods in 1996. DD&A decreased in total as a result of the Reona and San Cristobal mine asset write-downs in the third quarter of 1996 and the cessation of operations at the San Luis and Pajingo Complex Cindy mines. DD&A also decreased because the property, plant and equipment at the Red Dome mine is fully amortized. These decreases in DD&A were partially offset by increases resulting from the commencement of production at the Holloway mine. DD&A decreased on a per ounce basis because of write-downs at San Cristobal and Reona, and the property, plant and equipment at the Silidor mine was fully amortized in the second quarter of 1997.

Exploration, evaluation and other lease costs, net - Exploration, evaluation and other lease costs decreased for the three and nine months ended September 30, 1997, compared with the same periods in 1996, as the Company has reduced its planned exploration expenditures and will be focusing on high priority projects.

Asset write-downs - In September 1996, in accordance with the Company's impairment policy, the carrying value of the Reona mine was written down by $17.5 million before and after tax, and the carrying value of the San Cristobal mine owned by NML was written down by $17.6 million ($8.9 million net of minority interests) before and after tax. The Company also wrote down, as of the same date, approximately $3.0 million of receivables and obsolete material.

Merger expenses - Additional merger expenses of $2.3 million were recorded in the first quarter of 1997 consisting primarily of severance payments made to certain former BMG employees related to the July 1996 combination of BMG and BMCL (formerly Hemlo Gold Mines, Inc). Merger expenses totaling $19.2 million were recorded in the third quarter of 1996.

Interest and other income, net - Interest and other income, net decreased $3.3 million and $2.9 million for the three and nine month periods ended September 30, 1997, respectively, as compared with the same periods in 1996 primarily attributable to decreased interest income caused by lower levels of cash to invest in 1997.

Interest expense - Interest expense remained fairly constant for the three and nine months ended September 30, 1997, as compared with the same periods in 1996. It is expected that interest expense will increase in the near term as compared with 1996 as a result of the $145 million bank borrowing by BMCL and the expensing of interest related to Lihir, as it is anticipated that Lihir will begin commercial production in the fourth quarter of 1997. Partially offsetting these increases to interest expense should be increased interest income from higher levels of cash invested.

Income and mining taxes - The Company's provision for income taxes was a benefit of $24.9 million and $17.6 million for the three and nine months ended September 30, 1997, respectively. Income tax benefits totaling $23.6 million were recorded in the third quarter of 1997 as a result of the Company revising certain assumptions related to its accounting for income taxes. (See Note 2 to the Notes to Condensed Consolidated Financial Statements.)

     Due to the recording of a valuation allowance for deferred tax assets, the Company's provision for income taxes for the three and nine months ended September 30, 1996, was $2.2 million and $12.5 million, respectively, even though pre-tax losses of $43.0 million and $14.6 million, respectively, were incurred for those periods. The valuation allowance was related to both current period net operating losses and foreign tax credits. The increased valuation allowance was a direct result of BMG's decision, at that time, to remit to the U.S. retained and future Canadian earnings from BMCL. These earnings were taxed at rates that were in excess of the U.S. federal income tax rate and resulted in excess foreign tax credits. At that time, the Company did not foresee the realization of all tax benefits related to those excess credits.

     Mining taxes decreased for the three and nine month periods ended September 30, 1997, compared with the same periods in 1996, due to decreased mining income from the Company's Canadian mines.

Minority interest in net (income) loss - The Company had net income attributable to minority interests for the three and nine months ended September 30, 1997, compared with net loss attributable to minority interests for the same periods in 1996, resulting from NML achieving profitable operations in 1997 and asset write-downs in the third quarter of 1996 at the San Cristobal mine owned by NML.


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that the Company believes are reasonable, but it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1996. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings

The following four legal proceedings relate to BMG's Crown Jewel project in Washington state, where BMG is earning a 54% interest. During the first quarter of 1997, the final Environmental Impact Statement ("EIS") for the Crown Jewel project was issued. The EIS was prepared pursuant to the National Environmental Policy Act ("NEPA") and Washington's State Environmental Policy Act ("SEPA"). Subsequent to the issuance of the EIS, certain positive permit decisions have been received and the following legal proceedings have been instituted. The impact and exact timing for final resolution of these appeals, or any other appeals related to the permitting process, cannot be determined with any accuracy at this time.

1. Okanogan Highlands Alliance v. Williams, et al., United States District Court for the District of Oregon, Civil No. 97-806JE

         During the first quarter of 1997, the United States Forest Service ("USFS") issued a Record of Decision ("ROD") which approved the Crown Jewel project subject to the requirement that BMG obtain USFS approval of a detailed Plan of Operations. The USFS received four administrative appeals to its EIS and ROD, which were denied in early May 1997. On May 29, 1997, the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance, and the Kettle Range Conservation Group instituted the above-referenced action against the USFS and certain USFS decision makers in United States District Court for the District of Oregon. The action appeals the EIS, the ROD and the denial of the administrative appeals. The action seeks the following rulings: 1) that the EIS and ROD are inadequate and violate NEPA and the Administrative Procedure Act; 2) that the USFS's decision not to prepare and issue a supplemental environmental impact statement was not in accordance with law; and 3) that the ROD violates certain specified laws. The action also seeks an award of fees and costs associated with the litigation and indicates that the Plaintiffs will seek injunctive relief restraining the USFS from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. BMG has intervened in the action. On November 5, 1997, the Confederated Tribes of the Colville Reservation moved to intervene as a matter of right.

2. Okanogan Highlands Alliance v. State of Washington Department of Natural Resources, et al., Thurston County Superior Court, No. 97-2-01450-3

         The Washington State Department of Natural Resources ("WDNR") approved a Forest Practices Permit related to the Crown Jewel project in April 1997. On June 24, 1997, the Okanogan Highlands Alliance filed the above-referenced Petition for Judicial Review of Agency Action with the Superior Court of the State of Washington in and for Thurston County, naming WDNR, State of Washington Department of Ecology ("WDOE"), BMG, and Crown Resources Corporation as respondents. The Petition sought an order vacating and reversing the actions of the WDNR in granting the Forest Practices Permit and remanding the EIS to the WDOE for further review and compliance with SEPA. BMG and WDOE moved to dismiss the Petition with prejudice on procedural grounds, whereupon the Petitioner moved for dismissal without prejudice. On August 18, 1997, the Petitioner's Motion was granted and the action was dismissed without prejudice.

3. Battle Mountain Gold Company v. State of Washington Department of Ecology, Washington Pollution Control Hearings Board, PCHB No. 97-130

         In September 1997, the WDOE approved conditional coverage under the Modified General Permit for Construction Activity for certain construction activities related to the Crown Jewel project. On September 19, 1997, BMG initiated the above-referenced action challenging certain performance security requirements imposed as conditions in the approval. At the same time, BMG requested that the Pollution Control Hearings Board schedule hearing dates sufficient to hear BMG's appeal as well as appeals that are expected to be filed by project opponents with respect to certain WDOE permit decisions. On October 8, 1997, the Board granted BMG's request, reserving six weeks concluding in the second quarter of 1998.

4. Okanogan Highlands Alliance v. State of Washington Department of Ecology et al., Washington Pollution Control Hearings Board, PCHB No. 97-146

         In September 1997, the WDOE issued a Dam Safety Permit for the proposed tailings facility for the Crown Jewel project and approved conditional coverage under the Modified General Permit for Construction Activity for certain construction activities related to the project. On October 16, 1997, the Okanogan Highlands Alliance and the Washington Environmental Council instituted the above-referenced action against the WDOE and BMG. The action appeals the WDOE's issuance of the Dam Safety Permit, WDOE's approval of conditional coverage under the Modified General Permit for Construction Activity and WDOE's acceptance of performance securities related thereto. The action also requests that the EIS be remanded to the WDOE for further review and compliance with SEPA. On October 24, 1997, the Pollution Control Hearings Board consolidated for hearing the above-referenced action (PCHB No. 97-146) and the action brought by BMG (PCHB No. 97-130).


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

          10     Credit Agreement, dated September 30, 1997, between Canadian
                    Imperial Bank of Commerce and Battle Mountain Canada Ltd.

          11     Computation of Earnings per Share

          27     Financial Data Schedule.

          (b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BATTLE MOUNTAIN GOLD COMPANY

                                           /s/ JEFFREY L. POWERS
Date: November 13, 1997        -------------------------------------------------
                                               Jeffrey L. Powers
                                         Vice President and Controller
                              (Principal Financial and Chief Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
Number         Description
-------        -----------
10             Credit Agreement, dated September 30, 1997, between Canadian
               Imperial Bank of Commerce and Battle Mountain Canada Ltd.

11             Computation of Earnings per Share

27             Financial Data Schedule