Form 10-K405
period 1997-12-31
BATTLE MOUNTAIN GOLD CO
filed 1998-02-25
CIK 771498

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 1-9666

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
        -------------------                              -----------------------
           Common Stock                                  New York Stock Exchange
 $3.25 Convertible Preferred Stock                       New York Stock Exchange
Rights to Purchase Preferred Stock                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $719 million as of February 9, 1998, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and the Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $955 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

         The number of shares outstanding of the registrant's common stock as of February 9, 1998 is 124,067,103, not including 105,720,691 shares of Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., that entitle holders to the same rights as the registrant's common stock and are exchangeable at any time into such common stock on a one-for-one basis.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: Proxy Statement relating to the 1998 annual meeting of stockholders of Battle Mountain Gold Company to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (to the extent set forth in items 10, 11, 12 and 13 of part III of this annual report).

================================================================================

                                TABLE OF CONTENTS

    PART I
         Items 1 and 2.  Business and Properties..................................................................1

         Item 3.    Legal Proceedings............................................................................31

         Item 4.    Submission of Matters to a Vote of Security Holders..........................................34

                    Executive Officers of the Registrant.........................................................34

    PART II
         Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters........................36

         Item 6.    Selected Financial Data......................................................................38

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........39

         Item 8     Financial Statements and Supplementary Data..................................................50

         Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure..........78

    PART III
         Item 10.   Directors and Executive Officers of the Registrant...........................................78

         Item 11.   Executive Compensation.......................................................................78

         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................78

         Item 13.   Certain Relationships and Related Transactions...............................................78

    PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................79


                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, project quantities of future production, capital costs, production rates, costs and expenditures, and other operating and financial data are based on expectations that the Company believes are reasonable, but can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                     BUSINESS AND PROPERTIES OF THE COMPANY

INTRODUCTION

         Battle Mountain Gold Company, a Nevada corporation ("BMG"), and its subsidiaries (collectively the "Company") are engaged in the mining and processing of gold and silver ore (together with related copper ore) in the United States, Canada, Bolivia, Chile and Australia and in the exploration, evaluation and development of precious metals properties primarily in Latin America, the Austral Pacific, West Africa, Canada and the United States. The Company also has an equity-accounted investment in Lihir Gold Limited ("LGL"), a Papua New Guinea public gold mining company traded principally on the Australian Stock Exchange. BMG was incorporated in Nevada in 1985, is headquartered in Houston, Texas, and its common stock is traded principally on the New York Stock Exchange.

         On July 19, 1996, BMG combined with Hemlo Gold Mines Inc., an Ontario corporation ("Hemlo Gold"). The combination was accounted for under the pooling of interests method. Under the terms of the combination agreement, each Hemlo Gold share was exchanged for 1.48 shares of a newly issued class of exchangeable shares of Battle Mountain Canada Ltd. ("BMCL"), the new name for the former Hemlo Gold, and BMG acquired all of the common shares of BMCL. The BMCL exchangeable shares entitle holders to dividends and other rights economically equivalent to BMG Common Stock, including the right through a voting trust to vote at BMG stockholder meetings, and are exchangeable at the option of holders into BMG Common Stock on a one-for-one basis. See "Description of Exchangeable Shares of Battle Mountain Canada Ltd." under Item 5 herein.

         At December 31, 1997, the Company had six operating mines in five countries and on three continents: the Battle Mountain Complex near Battle Mountain, Nevada; the Golden Giant mine in Canada; the Holloway mine (in which BMG has an 84.7% attributable interest) in Canada; the Kori Kollo mine (88% attributable interest) in Bolivia; the San Cristobal mine (50.5% attributable interest) in Chile; and the Pajingo Complex in Queensland, Australia (50% attributable interest). The Company also has an 8.7% attributable net interest in the Lihir mine in Papua New Guinea through its investment in LGL. Additionally, the Company has the right to earn a 54% attributable interest in the Crown Jewel project in Washington State and has plans to develop the Phoenix project at the Battle Mountain Complex. The Company is also carrying out an international exploration and acquisition program for additional reserve expansion.

     Commercial production began at the Vera/Nancy ore body at the Pajingo Complex during the third quarter of 1997 and at the Lihir mine during the fourth quarter of 1997. The Company ceased operations after the depletion of the ore bodies at its Silidor mine in Canada in July 1997, at its San Cristobal mine in Chile in January 1998, and at its Red Dome mine in Australia in October 1997. The ore from the Silidor and Red Dome mines has been completely processed; however, the ore from the San Cristobal mine will continue to be processed into at least mid-1998.

         On September 30, 1997, BMG sold its interest in Niugini Mining Limited ("NML"), a Papua New Guinea company publicly traded on the Australian Stock Exchange, to BMCL. BMCL now owns approximately 50.5% of NML. NML in turn owns and operates the San Cristobal mine interest and owns a 17.15% interest in LGL, which owns the Lihir mine.

         The Company's attributable gold production was 876,000 ounces in 1997 and 916,000 in 1996, and the weighted average cash cost per gold ounce sold declined to $197 in 1997, compared with $210 per ounce in 1996.

         See Note 15 of Notes to Consolidated Financial Statements under Item 8 of Part II of this Report for information on BMG's revenues, operating income and identifiable assets by geographic segment.

         The following table provides aggregate operating data for all of the Company's operating mines for 1997 and 1996.

                                                          1997                   1996
                                                  -------------------    -----------------
                                                    COMPANY               COMPANY
   AGGREGATE OPERATING DATA                          NET (1)   100% (2)    NET (1)  100% (2)
   ------------------------                       ---------    -------    -------   --------
Gold production (000s oz) ....................        876        975        916      1,034
Gold sales (000s oz) .........................        875        976        914      1,034
Average realized gold price per oz ...........     $  340     $  342     $  391     $  391
Silver production (000s oz) ..................      1,204      1,562      1,451      1,924
Silver sales (000s oz) .......................      1,214      1,581      1,495      1,998
Average realized silver price per oz .........     $ 4.88     $ 4.86     $ 5.13     $ 5.08
Copper production (000s lbs) .................      4,124      8,175      4,618      9,149
Copper sales (000s lbs) ......................      4,339      8,600      4,895      9,698
Average realized copper price per lb .........     $ 0.99     $ 0.99     $ 1.01     $ 1.01
Weighted average cost per gold ounce sold (3):
   Cash production costs .....................     $  197     $  206     $  210     $  216
   Depreciation, depletion and amortization ..         82         na         89         na
   Reclamation and mine closure costs ........          9          9         11         10
                                                   ------                ------
          Total operating costs ..............     $  288         na     $  310         na
                                                   ======                ======

----------------

(1)  Represents 100% data less minority interests in consolidated data.

(2) Includes BMG and consolidated subsidiaries, plus interests in proportionately consolidated joint ventures, plus BMG's attributable interest in the Lihir mine.

(3) Cash production costs are presented in accordance with guidelines established by the Gold Institute. In addition to mining, milling and plant level general and administrative expenses, cash production costs include royalties, freight, smelting costs and allowances and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This North American standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.


GOLD PRICE VOLATILITY

         The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate and may be affected by numerous factors such as expectations for inflation, the availability of inflation-indexed financial instruments, levels of interest rates, currency exchange rates, central bank sales, forward selling by producers, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions such as South Africa, the United States and the Commonwealth of Independent States. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the management of the Company to predict. Gold prices declined significantly during 1997, particularly in the fourth quarter. Commentators have noted that the following factors may have contributed to this decline in the price of gold: current expectations concerning declining inflation; net direct sales from central banks (notably Argentina's, Belgium's and Australia's); increased forward selling by producers; the perception of some that gold is becoming nothing more than a commodity; and increased short sales by speculators. While these factors may drive the price of gold down, other factors may lead to an upward move in the price of gold, such as the recent decrease in gold production together with steady or rising demand, and the recent collapse of the Southeast Asian currencies. Also, the European Central Bank, which is scheduled to become the central bank of the European Monetary Union in 1999, has stated that it will announce in May 1998 how much of its reserves will be held in gold thereby removing some uncertainty from the market. The demand for and supply of gold also affect gold prices, but not necessarily in the same way supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply or price of gold. Each year, the Company assesses the carrying values of its properties. If gold prices were to continue to decline or stay at their present levels for an extended period of time, the Company would have to re-evaluate the carrying values of its properties on a property by property basis and could determine that a write-down of values would be needed. If gold prices were to decline to a point below the Company's cash production costs and remain below that level for any substantial period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

         The volatility of gold prices is illustrated by the following table of the year-end high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market for each of the last five years.

                                     1997     1996    1995   1994   1993
                                     ----     ----    ----   ----   ----
 High..........................      $367     $415   $397    $396   $406
 Low...........................       283      367    374     369    326
 Average.......................       331      388    384     384    360

         The Company currently engages in limited hedging transactions with respect to a portion of its production and reserves of gold, silver and copper. See "-- Sales and Precious Metals Hedging Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 17 of Notes to Consolidated Financial Statements under Item 8 of Part II herein.


------------------------------------------------------------------------------------------------------------------------------------
                  MINE OR PROJECT                                               OPERATION AND COST DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                                Gold
                          Attributable                         ounces       Percent of         Cash           Total
                           % of mine                         recovered      total BMG       production      operating
                          production            Year           (000s)       production      costs($/oz)    costs ($/oz)
------------------------------------------------------------------------------------------------------------------------------------
Golden Giant Mine           100%                1997            362             41              134             201
                                                1996            371             41              145             210

Kori Kollo                   88%                1997            280             32              193             322
                                                1996            270             29              213             329

Holloway Mine              84.7%                1997             53              7              341             471
                                                1996             11              1              393             569

Battle Mountain             100%                1997             78              9              272             354
   Complex (1)                                  1996             73              8              295             388

Lihir                       8.7%                1997             12              1              200             377
                                                1996             --             --               --              --

Pajingo                      50%                1997             19              2              183             214
                            100%                1996             28              3              222             305

San Cristobal              50.5%                1997             37              4              421             492
                                                1996             40              4              362             448

Red Dome                   50.5%                1997             25              3              245             276
                                                1996             43              5              240             395

Silidor Mine                 55%                1997             10              1              319             363
                                                1996             26              3              333             412

San Luis Mine               100%                1997             --             --               --              --
                                                1996             54              6              303             547

Crown Jewel Project (2)      54%                1997             --             --               --              --
                                                1996             --             --               --              --
                      --------------------------------------------------------------------------------------------------------------
Totals                                          1997            876            100              197             288
                                                1996            916            100              210             310
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
MINE OR PROJECT                                       RESERVE DATA
-----------------------------------------------------------------------------------------------------------------------------------
                              Proven                                                         Percent of
                              probable          Average        Contained                       total
                             reserves           grade           ounces       Recovery           BMG
                            (000s tons)        (oz/ton)         (000s)        factor          reserves
------------------------------------------------------------------------------------------------------------------------------------
Golden Giant Mine             8,915             0.286           2,550           96              25
                             10,091             0.291           2,935           96              28

Kori Kollo                   36,135             0.052           1,900           68              19
                             43,901             0.054           2,350           70              22

Holloway Mine                 4,961             0.195             965           95              10
                              5,273             0.195           1,030           95              10

Battle Mountain              63,300             0.040           2,505           81              25
  Complex (1)                52,906             0.038           2,030           81              19

Lihir                         9,710             0.128           1,245           92              12
                              9,925             0.128           1,265           92              12

Pajingo                         370             0.390             140           96               1
                                 na                na              na           na              na

San Cristobal                   117             0.039               5           72               *
                              3,504             0.034             120           72               1

Red Dome                         na                na              na           na              na
                                506             0.049              25           89               *

Silidor Mine                     na                na              na           na              na
                                 73             0.151              10           94               *

San Luis Mine                    na                na              na           na              na
                                 na                na              na           na              na

Crown Jewel Project           4,485             0.185             830           88               8
                              4,595             0.182             835           88               8
                      --------------------------------------------------------------------------------------------------------------
Totals                                                         10,140           --             100
                                                               10,600           --             100
------------------------------------------------------------------------------------------------------------------------------------

*   Less than 1%
(1) Includes the Phoenix project and assumes permitting and approvals of that project.
(2) Assumes permitting and approvals



                          OPERATIONS AND RESERVE DATA
                             FOR SILVER AND COPPER

------------------------------------------------------------------------------------------------------------------------------------
              MINE OR PROJECT                                      OPERATIONS AND COST DATA                   RESERVE DATA
------------------------------------------------------------------------------------------------------------------------------------
                               Attributable
                               % of mine                       Silver ounces     Copper pounds     Silver contained Copper contained
                               Productions     Year          recovered (000s)   recovered (000s)    ounces (000s)    pounds (000s)
------------------------------------------------------------------------------------------------------------------------------------
Golden Giant Mine                 100%         1997                 15                 na                 na                 na
                                               1996                 18                 na                 na                 na

Kori Kollo                         88%         1997                784                 na             10,960                 na
                                               1996                801                 na             13,727                 na

Battle Mountain Complex           100%         1997                129                 na             13,119                 na
                                               1996                201                 na             11,058                 na

Lihir                             8.7%         1997                  1                 na                 na                 na
                                               1996                 --                 na                 na                 na

Pajingo                            50%         1997                 20                 na                 na                 na
                                  100%         1996                 28                 na                 na                 na

San Cristobal                    50.5%         1997                 78                 na                 na                 na
                                               1996                 93                 na                 na                 na

Red Dome                         50.5%         1997                177              4,124                 na                 na
                                               1996                278              4,618                 na              6,896

San Luis Mine                     100%         1997                 --                 na                 na                 na
                                               1996                 32                 na                 na                 na

Crown Jewel Project                54%         1997                 --                 na                435                 na
                                               1996                 --                 na                464                 na
                      --------------------------------------------------------------------------------------------------------------
Totals                                         1997              1,204              4,124             24,514                 na
                                               1996              1,451              4,618             25,249              6,896
------------------------------------------------------------------------------------------------------------------------------------

Estimating reserves is inherently difficult, and future operations and costs can be affected by numerous factors. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

                 [WORLD MAP DESCRIPTION INSERTED PAGES 5 AND 6]



                        [MAP OF NORTH AND SOUTH AMERICA]

The graphics on pages 5 and 6 consist of maps depicting the Company's mines and offices in North America, South America, Africa and the Austral Pacific. The North America map references the following Company offices: the BMG corporate office in Houston, Texas; the BMC corporate office in Toronto, Ontario; and Exploration Offices in Reno, Nevada; Timmins, Ontario; Manitouwadge, Ontario; and Hermosillo, Mexico. The North America map also includes the following operating locations: the San Luis Mine in southern Colorado, the Battle Mountain Complex in northern Nevada, the Crown Jewel project in northeast Washington, the New World Project in south central Montana and the Golden Giant and Holloway Mines in Ontario. The South America map references the Inti Raymi corporate office in La Paz, Bolivia; the Kori Kollo Mine in central Bolivia; the San Cristobal Mine in northern Chile and Exploration Office in Lima, Peru and San Juan, Argentina. The Africa map references an Exploration Office in Accra, Ghana. The Austral Pacific map references the Niugini Mining corporate office in Sydney, Australia; the Pajingo Complex in Queensland, Australia; and the Lihir Project northeast of mainland Papua New Guinea.

                  [MAP OF EURASIA, AFRICA AND AUSTRAL PACIFIC]

OFFICES

         BMG's corporate office is located in Houston, Texas. BMCL's corporate office is located in Toronto, Ontario. BMG's exploration program is managed from its office in Houston, Texas. Other exploration offices are located in Reno, Nevada; Manitouwadge, Ontario; Timmins, Ontario; Hermosillo, Mexico; San Juan, Argentina; Lima, Peru; and Accra, Ghana.

         Inti Raymi's corporate office is located in La Paz, Bolivia. NML's administrative offices are located in Sydney, Australia and Port Moresby, Papua New Guinea. Crown Butte Resources Ltd. maintains corporate offices in Toronto, Ontario and an office for its wholly-owned subsidiary Crown Butte Mines, Inc. in Missoula, Montana.

OPERATING MINES

GOLDEN GIANT

         The Golden Giant mine is owned by BMCL and is located in the Hemlo gold district approximately 35 miles east of the town of Marathon in Ontario, Canada. The main access to the Golden Giant mine is by a 1.2 mile road from the Trans-Canada Highway. The shaft and some of the surface facilities of the Golden Giant mine are located on approximately one-quarter of a mining claim and other related surface rights acquired from the owners of the adjacent David Bell mine. The Golden Giant ore deposits were discovered in 1982. Construction of the mine began in 1983, and the first gold bullion was poured on April 6, 1985. The Golden Giant mine reached the design rate of approximately 3,307 tons of ore per day during the fourth quarter of 1988 and produced approximately 362,000 ounces of gold in 1997 and 371,000 ounces of gold in 1996.

         A pastefill plant was constructed during 1996, allowing Golden Giant to recycle mill tailings for backfilling the mined-out areas underground. The pastefill plant replaces an alternate method whereby rock from a surface quarry was crushed and used for backfilling. The benefits of the pastefill method include lower operating costs and decreased amounts of waste material sent to the tailings disposal facility. This decreases the operation's environmental impact and reduces the need for future capital expenditures related to the tailings facility.

         Around the Golden Giant mine, BMCL holds a land position consisting of an area of 6,155 acres under eight standard mining leases between BMCL and the Crown (i.e. public) and four freehold patents. The mine property consists of approximately 64 acres. The mine and most facilities are located on the freehold patents. The leases end in 2004 and 2005, and are renewable for additional 21-year terms at the discretion of the Crown. See "--Property Interests-- Canada."

         Exploration continues at the Golden Giant mine and in the surrounding area. Surface exploration has been undertaken on the Sceptre property which adjoins the neighboring Williams mine on the west end of the Hemlo camp.

         The total cost of the property and its associated plant and equipment is $238 million with a net book value of $121 million at December 31, 1997.

         Geology. The Golden Giant orebody consists of a main zone and a lower zone. The main ore zone has an indicated strike length of 500 meters at an azimuth of 115(degree), a dip to the northeast of 60(degree) to 70(degree) and an average thickness of about 20 meters. The gold mineralization occurs along the contact between metasedimentary and felsic metavolcanic rocks. The ore zone is pyrite-rich and occasionally barite-rich. The main zone is tabular in nature and is characterized by its regularity and consistent gold values. The main zone is cut by several diabase dykes. The gold occurs primarily as finely-disseminated native gold with minor quantities of silver in pyritiferous schists. The lower zone lies 30 to 80 meters stratigraphically below the main zone. It is similar to the main zone, is narrower and less continuous, and for the most part is below the lowest current mining level.

         Mining, Processing and Environmental Compliance. The Golden Giant reserves are mined using underground mining methods. After being fed to an underground primary jaw crusher, ore is hoisted to the surface and conveyed to another crushing facility, a ball mill grinding circuit and finally a cyanide carbon-in-leach circuit. The mine is subject to the environmental laws of Canada and the Province of Ontario. See "-- Environmental Matters -- Canada."

KORI KOLLO

         BMG owns 88% of Empresa Minera Inti Raymi S.A. ("Inti Raymi"), a Bolivian company that owns and operates the Kori Kollo mine. The remaining 12% is owned by Zeland Mines, S.A. The Kori Kollo mine, Inti Raymi's principal asset, is located on the altiplano, or high plain, near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately
43.7 square miles. See "-- Property Interests -- Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway.

         Commercial production from the milling facility at the Kori Kollo mine commenced in February 1993. At that same time, heap leaching of oxide ore was discontinued. A portion of the cost of constructing the milling facility was project financed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         After nearly three years of better-than-expected production and cost performance, Kori Kollo experienced lower grades and higher mining costs in 1996 and the first half of 1997. Steps taken early in 1997 resulted in significant cost savings in the second half of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The total cost of the property and its associated plant and equipment is $327.9 million with a net book value of $161.3 million at December 31, 1997.

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

BATTLE MOUNTAIN COMPLEX

         The Battle Mountain Complex is owned by BMG and is located near the town of Battle Mountain in north central Nevada. The complex covers approximately 50 square miles and includes the Copper Basin and Reona heap leach operations as well as the proposed Phoenix project (discussed below under "Development Projects"). Access to the complex is by way of a two-mile paved road that connects to a state highway. Leaching of ore at the Copper Basin heap leach facility commenced in 1991 and ceased in the fourth quarter of 1997. Mining operations at the Reona heap leach facility are expected to cease during the first quarter of 1998, but production from residual leaching could continue into 1999.

         BMG holds title to the Battle Mountain property in the form of fee land, unpatented lode, placer and millsite claims and leased claim acreage. See "-- Property Interests -- United States."

         The total cost of the property and its associated plant and equipment is $81.6 million with a net book value of $37.1 million at December 31, 1997.

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

         Mining, Processing and Environmental Compliance. BMG conducts its operations at the Battle Mountain Complex utilizing conventional open pit mining methods. Leach grade ore is processed at Reona by heap leaching. The precious metals refinery and desorption plant at Copper Canyon processes solution from the Reona heap leach facility. The Battle Mountain Complex is subject to federal and state environmental laws and regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "-- Environmental Matters -- United States -- Battle Mountain Complex."

HOLLOWAY

         The Holloway mine, in which BMCL has an 84.7% interest through a joint venture (the "Holloway Joint Venture"), is located approximately 35 miles east of Matheson in Ontario, Canada. The Holloway Joint Venture was formed in 1992 and covers a three-dimensional block including the Holloway mine, with BMCL as the operator. The three separate claims within the mine are subject to net profits royalty interests. The remaining 15.3% interest in the Holloway Joint Venture is held by Teddy Bear Valley Mines Limited. As of December 31, 1997, BMCL also had a 7.0% equity interest in Teddy Bear Valley Mines, giving it an 85.7% direct and indirect interest in the mine. Construction of the Holloway mine began in 1994 and start-up commenced in the fourth quarter of 1996.

         The Holloway mine experienced a slower than anticipated start-up, producing approximately 11,000 attributable ounces of gold for 1996. A mechanical failure at a third-party custom milling site, which processes a portion of the Holloway ore, reduced production at Holloway during the third and fourth quarters of 1997. As a result, the Holloway mine produced approximately 53,000 attributable ounces of gold for 1997. These mechanical problems at the custom milling site were resolved as of December 1997.

         The Company's joint venture share of the property and its associated plant and equipment is $89 million with a net book value of $83 million at December 31, 1997.

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

          Mining, Processing and Environmental Compliance. BMCL conducts its operations at Holloway using underground mining methods, and the ore is custom milled at two nearby operations. The mine is subject to Canadian and provincial environmental laws. See "-- Environmental Matters -- Canada."

LIHIR

         The Company owns approximately 50.5% of NML. NML in turn owns a 17.15% interest in LGL, which owns the Lihir mine. The Lihir mine is located on the east coast of Lihir Island, 375 miles northeast of mainland Papua New Guinea ("PNG"). See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

         The Lihir mine consists of an open pit mine, with a crushing and grinding circuit, a pressure oxidation circuit, a carbon-in-leach circuit, gold smelting facilities to produce gold ore, and associated infrastructure. The Lihir ore is refractory in nature, requiring complex processing methods. The ore body is associated with an active geothermal system, and an extensive dewatering and geothermal control system will be necessary to avoid problems with hot water or steam during mining. The milling facility began processing oxide ore in mid-1997, and sulfide ore processing was initiated in August 1997. Commercial production commenced in October 1997. Production attributable to the Company in 1997 was approximately 12,000 ounces. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Environmental Matters -- Papua New Guinea."

          The carrying value of the Company's equity-accounted investment in LGL is $235.4 million at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

PAJINGO COMPLEX

         The Pajingo Complex is located on a 10.5 square mile state-issued mining lease, 44 miles southeast of Charters Towers and 120 miles southwest of Townsville in Queensland, Australia. Access to the Pajingo Complex is by way of a 13-mile paved road, which connects to a state highway. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia."

         The Pajingo mine at the Complex commenced production in 1987 and ceased in 1993, with the processing of stockpiled ore continuing into 1995. Open pit mining of the Cindy deposit began in 1993 and ceased in 1994. Underground mining of the Cindy deposit began in 1995 and processing ceased in October 1996 upon the depletion of reserves.

         In late 1996, the Company contributed all of the Pajingo assets to the Pajingo Joint Venture in which it has a 50% interest. Normandy Mining Limited, an Australian gold mining company, owns the other 50% interest and is the operator. The Pajingo Joint Venture was formed to develop the Vera/Nancy ore body at the Pajingo Complex. Open pit mining of the near-surface oxide portion of the Vera/Nancy ore body began in October 1996 and ended in April 1997. The ore was stockpiled and treated during the first half of 1997 at the nearby refurbished Pajingo mill. Full production from the underground Vera/Nancy ore body commenced during the third quarter of 1997, and additional exploration and final reserve definition is being carried out as underground mining progresses.

         The Company's joint venture interest share of the property and its associated plant and equipment is $14.2 million at December 31, 1997.

         Geology. The Cindy deposit and Vera/Nancy ore body are located in rocks of Paleozoic age in the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

         Mining, Processing and Environmental Compliance. BMG conducted its most recent mining operations at the Cindy deposit utilizing underground mining methods. Mining of the Vera/Nancy ore body utilizes underground methods and ore from the Vera/Nancy deposit is transported by truck over a 1.2 mile road and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. The Pajingo Complex is subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

SAN CRISTOBAL

         Through NML, the Company owns 50.5% of the San Cristobal gold mine located on 52.5 square miles of government-issued mining concessions in northern Chile, 68 miles from the port city of Antofagasta. See "-- Property Interests -- Chile." The San Cristobal mine is owned and operated by NML's wholly-owned Chilean subsidiary, Inversiones Mineras del Inca, S.A. The mine is readily accessible by existing roads. Commercial production of the mine began in July 1991 and ended in January 1998.

         In the third quarter of 1996, the Company recorded a $17.5 million reduction (approximately $8.9 million attributable to BMG) in the carrying value of the San Cristobal mine assets to reflect the results of detailed mine studies and a review of related projects. NML continued to evaluate mineralization near the mine in 1997. As a result of lower than planned gold prices and poor operating results, mining at San Cristobal ceased on January 31, 1998. Although mining operations have ceased, residual heap leaching will continue into at least mid-1998. Reclamation activities will continue into 1999.

         The total capitalized cost of the property and its associated plant and equipment was $53 million. The net book value of the property and its remaining associated plant and equipment is $2 million as of December 31, 1997.

         Mining, Processing and Environmental Compliance. Mining was conducted at San Cristobal utilizing conventional open pit mining methods. Ore is processed by heap leaching and San Cristobal operations are subject to Chilean environmental laws and regulations. See "-- Environmental Matters -- Chile."

SILIDOR

     The Silidor mine was located near Rouyn-Noranda, Quebec, and was a joint venture between BMCL and Cambior Inc. that commenced commercial production in April 1990. Mining at Silidor ceased in July 1997. The Silidor mine produced approximately 9,800 attributable ounces in 1997 before reserves were depleted.

Substantially all of the assets of the joint venture have been sold. The remaining assets were fully amortized at December 31, 1997.

         All chemicals and chemical waste products have been removed from the Silidor mine site. Reclamation, consisting of dismantling the surface infrastructure, sealing underground accesses and recontouring and revegetating the site will be completed during 1998.

         Mining, Processing and Environmental Compliance. Operations at the Silidor mine were carried out using underground mining methods, and the ore was custom-milled at two nearby operations. The operations at Silidor were subject to Canadian and provincial environmental laws. See "-- Environmental Matters -- Canada."

RED DOME

         The Red Dome mine, owned by NML, was located on a 5.6 square mile state-issued block of four mining leases located 84 miles west of Cairns in Queensland, Australia. Production from the state-issued mining lease was subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia."

         Expansion of the existing Red Dome pit was completed in 1994. Ore reserves from the Red Dome mine have been depleted and operations ceased in the third quarter of 1997. Reclamation activities, including the capping of the tailings impoundment, the planting of native vegetation to rehabilitate waste rock disposal areas, and related reclamation activities are expected to continue into the year 2000.

     Substantially all of the assets have been sold. The remaining assets were fully amortized at December 31, 1997.

         Mining, Processing and Environmental Compliance. NML's operations at Red Dome were conducted utilizing conventional open pit mining methods. The open pit mine commenced operations in 1986, first utilizing heap leach processing and later adding a milling facility. Ore was processed by heap leach, flotation and carbon-in-leach methods. Red Dome operations were subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

SAN LUIS

         The San Luis mine was located approximately three miles northeast of San Luis in southern Colorado. The mine was closed in November 1996, and all chemicals and chemical waste products have been removed from the site. A significant portion of the reclamation work was completed in 1997. Regulatory obligations for monitoring of site groundwaters will continue until the end of 1998.

         The total cost of the property and its associated plant and equipment was $56.5 million with a net book value of $2.7 million at December 31, 1997.

          Mining, Processing and Environmental Compliance. BMG conducted its mining operations at San Luis utilizing conventional open pit mining methods. Ore was processed at a mill in a carbon-in-pulp cyanide leach circuit. Operations at San Luis were subject to federal and state environmental laws and regulations. See "-- Environmental Matters -- United States -- San Luis."

DEVELOPMENT PROJECTS

CROWN JEWEL

          BMG has an option to earn from Crown Resources Corporation a 54% joint venture interest in the Crown Jewel project near Oroville, Washington. After the joint venture produces 1.6 million ounces of gold, BMG's joint venture interest would be reduced to 51%. In order to acquire its interest, BMG is required to fund, on a nonreimbursable basis, all expenditures for exploration, evaluation and development of the project through commencement of commercial production. BMG announced its decision to develop the Crown Jewel project in 1992, subject to obtaining requisite permits and approvals. Total capital costs for the project, including plant construction, exploration, evaluation and option payments, are anticipated based on recently revised estimates to be approximately $142 million, excluding capitalized interest, of which approximately $72.0 million had been spent ($63.7 million of which had been capitalized) through December 31, 1997. These revised estimates anticipate that cash production costs per gold ounce sold will average approximately $157 over the life of the mine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The project is located in northeastern Washington State on lands consisting of patented lands and unpatented mining claims and millsites. A First Half - Mineral Entry Final Certificate has been issued with respect to the unpatented portion of the Crown Jewel ore body. Many of the proposed facilities are located on unpatented millsites. See "-- Property Interests -- United States." The Crown Jewel milling facility is proposed to have a throughput capacity of 3,000 tons per day and is expected to produce an average of approximately 130,000 ounces of gold per year attributable to BMG. BMG will be the operator.

         BMG is proceeding with permitting of the Crown Jewel project. The Environmental Impact Statement (the "EIS") was finalized and a Record of Decision and certain permits issued in 1997. Additional state and federal permits and approvals are required to commence construction and there can be no assurance as to the timing or outcome of this regulatory process. See "-- Environmental Matters -- United States." A number of appeals with respect to the project have been filed by certain individuals and public interest groups. See
Item 3 "Legal Proceedings." See "-- Environmental Matters -- United States."

PHOENIX

         The Company is continuing to evaluate the economics and timing of the Phoenix project at the Battle Mountain Complex and is actively working to lower projected development and operating costs. Additional reserve delineation work at Phoenix during 1997 has resulted in an increase in estimated reserves of 475,000 ounces, after the reduction of Reona reserves and a reduction in the reserve base using a gold price of $350 per ounce. As a result, total estimated proven and probable Phoenix reserves now stand at 2,505,000 ounces. Additional drilling is planned for the Fortitude, Midas and Phoenix pits in 1998, in an effort to further expand the reserves. Preliminary metallurgical testing has indicated that flotation could successfully produce a copper concentrate and significantly reduce the amount of cyanide that would otherwise be required to recover the gold. Further metallurgical testing will be conducted during the first half of 1998. If these test results are positive, then additional delineation drilling will be required on targets in the Midas and Phoenix pits which had been excluded in the past because of their high copper content. This work may lead to a further increase in the current reserves. In permitting work, additional studies have led to revisions to the hydrology and geochemistry reports, necessitating submission of a revised Plan of Operations for the EIS. The revised plan is expected to be ready for submission in March 1998. Because planned drill tests and pilot plant work have the potential to expand the scope of the project, and significantly improve the originally envisioned economics, further revisions to the proposed Plan of Operations will be necessary. Although these uncertainties make it difficult to predict the timing of completion of permitting and potential start-up dates for the mine, the earliest feasible start-up date for Phoenix currently appears to be during the year 2000. See "-- Environmental Matters -- United States -- Battle Mountain Complex."

         The capital costs of the Phoenix project were originally estimated at $142 million, excluding capitalized interest. The company is unable at this time to determine with accuracy what the total capital costs of the Phoenix project will be upon its completion. The Phoenix project reserves are included in the data for the Battle Mountain Complex. See "Operations, Costs and Reserve Data for Gold Mines" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

NEW WORLD

         BMCL owns 60% of the outstanding stock of Crown Butte Resources Ltd. ("CBR"), a Canadian public company listed on The Toronto Stock Exchange, whose wholly-owned subsidiary, Crown Butte Mines, Inc., a Montana corporation, owns the New World project in Montana. The New World project is located in south central Montana, four miles north of Cooke City and two miles northeast of the Yellowstone National Park boundary. In August 1996, BMCL announced that it would vote its 60% interest in CBR in favor of the agreement entered into on August 12, 1996, between CBR, the United States government and certain special interest groups (the "August 1996 Agreement"). The August 1996 Agreement provides a framework whereunder CBR would exchange property interests within the New World Mining District for U.S. interests or assets having a value of $65 million, and then set aside $22.5 million for the completion of reclamation and restoration programs in the District. The exchange would result in the settlement of existing litigation under the Clean Water Act relating to historic mining impacts and mutual releases between the parties as to any further environmental liabilities. The August 1996 Agreement also provides for the suspension of permitting pending the consummation of the exchange. BMCL's decision to support the August 1996 Agreement was based, among other things, on reduced economic expectations resulting from protracted permitting and potential environmental liabilities related to historic mining at New World. The carrying value of the New World project at December 31, 1997, was $42.5 million on a consolidated basis, of which BMCL's 60% share was $25.5 million.

         The August 1996 Agreement contains a number of conditions beyond the control of CBR, including obtaining shareholder approval and confirmation by appraisal that the interests to be acquired by the U.S. have a fair market value of at least $65 million. CBR also has the right to withdraw from the August 1996 Agreement under certain circumstances. Failure to complete the exchange contemplated in the August 1996 Agreement would result in the legal action under the Clean Water Act proceeding and, as was the case prior to the August 1996 Agreement, there can be no assurance that any renewed permitting efforts would be successful.

         The August 1996 Agreement is also conditioned upon CBR acquiring fee title (or such other interests as are acceptable to the United States) in certain lands currently leased to CBR. Although CBR has not acquired fee title to the lands, in September 1997, CBR obtained from its lessor an option under which it can cause the lessor to grant to the U.S. a restriction that would preclude mining on the lessor's property unless the President and Congress concur with development thereon.

         The August 1996 Agreement provides that the United States shall identify interests or assets available for transfer to CBR. The Interior Appropriations Bill (F.Y. 1998), which became law in November 1997, makes $65 million in cash available for the purchase of New World property interests, subject to certain conditions including the parties to the August 1996 Agreement entering into and lodging in Federal District Court a consent decree related to the Clean Water Act as required by the August 1996 Agreement, an appraisal of the property interests to be acquired by the United States being undertaken, the Secretary of Agriculture issuing an opinion of value to certain Congressional committees with respect to the property interests to be acquired, and the applicable requirements of the National Environmental Policy Act being met. The Bill provides that the amount paid by the United States to acquire the New World property interests shall not exceed $65 million, but may exceed the value stated in the appraisal if the Secretary of Agriculture certifies to Congress that such action is in the best interests of the United States. The monies will only become available after the enactment of separate authorizing legislation or the passage of 180 days from November 14, 1997, which period of time would be extended if the appraisal called for in the Bill is not provided to certain Congressional committees by March 15, 1998.

         In 1993, several special interest groups filed a complaint in U.S. District Court against CBR and others, alleging that certain discharges from the New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. As a result of that ruling, CBR and other defendants may be liable for costs of remediation, civil penalties and attorneys' fees. It is not possible to predict the amount of such liability at this time. The federal judge hearing the case has stayed all matters in the case in light of the August 1996 Agreement, the consummation of which would result in the settlement of the case.

EXPLORATION

         The Company, through branches, subsidiaries and joint ventures, currently conducts exploration and evaluation activities in search of precious metals internationally, including in the United States, Canada, Mexico, Argentina, Bolivia, Peru, Brazil, Chile, Australia, and Ghana. The Company's primary objective is to develop high-quality ore deposits with low operating costs per ounce. The Company seeks to do this through exploration for extensions of ore zones at operating properties, exploration in areas proximate to other gold production and through frontier exploration. For additional information concerning the Company's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Factors Affecting Reserves, Foreign Investments and Properties."

SALES AND PRECIOUS METALS HEDGING ACTIVITIES

         Sales. The Company primarily produces dore at its mines, which it sells under sales and/or refining agreements. It also produced concentrates containing gold, silver and copper at the Red Dome mine prior to its closing. Two buyers of production from the Company each accounted for more than 10% of the Company's total 1997 sales. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold and silver through its present buyers.

         The table under "Introduction" sets forth information regarding the percent of total gross revenues of the Company attributable to each of its mines. Sales in Australia are denominated in either U.S. or Australian dollars at the Company's election. See "-- Explanatory Note Regarding Exchange Rates,"
Note 10, "Significant Customers and Export Revenues" and Note 15, "Geographic and Segment Information," of Notes to Consolidated Financial Statements under
Item 8 of Part II herein.

         Precious Metals Hedging. The Company may employ a number of hedging techniques with the objective of mitigating the impact of downturns in the price of gold or to fix a price of gold that is acceptable to the Company. The Company may also engage in limited hedging of its silver production. Hedging techniques used by the Company have included selling and/or delivering against fixed forward and "spot deferred" forward sales contracts and entering into put options with unaffiliated parties. Fixed forward sales contracts require the future delivery at a specified price on a specified date. Forward sales contracts that are made on a spot deferred basis allow the Company to defer the delivery of gold under the contract to a later date at the original contract price plus the prevailing premium (contango) at the time of deferral, as long as certain conditions are satisfied.

         Future decisions with respect to hedging will depend upon gold market conditions and management's assessment of the potential impacts of gold price risk. Volatility in the price of gold can have a significant effect on the Company's sales revenue and income. The volatility can be reduced by the use of forward sales and other hedging techniques, but these techniques may at the same time reduce the Company's ability to fully realize the benefits of further increases in gold prices.

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

         The ore reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and silver will be realized. With the exception of the Lihir mine, the ore reserve figures presented herein were calculated using a gold price of $350 per ounce. The Company has reviewed and estimated the effects of a $25 variance from the $350 per ounce gold price on its reserves excluding those at the Lihir mine. Based on these estimates, the Company's total reserves would be reduced by approximately 2% using a gold price of $325 per ounce, and would be increased by approximately 3% using a gold price of $375 per ounce. Such approximations should not be relied upon as being indicative of approximations of the Company's total reserves at other gold prices. Reserves for the Lihir mine were calculated by LGL's manager using a gold price of $365 per ounce. Projected cost and production estimates for Lihir are also based on information calculated and provided by LGL's manager. Such information has been reviewed, but not independently confirmed, by the Company.

         Market price fluctuations of gold and silver, as well as increased production costs or reduced recovery rates, may render ore reserves uneconomic and may ultimately result in an adjustment of ore reserves. See "-- Gold Price Volatility." Additionally, changes in the various assumptions on which the reserve estimates are based, such as the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect cash production and operating costs of a project. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

         A majority of the Company's production in 1997 was attributable to non-U.S. operations. Foreign operations, which include significant operations in Canada, Latin America and Australia, are subject to the risks normally associated with conducting business in foreign countries. Such risks include foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, changes in domestic and foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future.

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

         The previous administration in Bolivia had initiated far-reaching programs to decentralize central government's authority as well as the distributions of the tax revenues, to reform the education and tax systems and to promote private ownership of previously state-owned companies. The Company believes these reforms are beneficial to the Bolivian people and Bolivian economy. An election took place in June 1997. While the new administration continues to implement these reforms, it is difficult to predict the ultimate impacts these and associated reforms, and the change to a new administration will have on the Company's Bolivian operations.

         The Company also has a significant investment in the Lihir mine located in PNG. Since 1974, when PNG achieved independence, the PNG government has maintained a policy favoring direct foreign investment in general, and foreign investment in the mining sector in particular. The PNG Constitution and major statutes governing foreign investment also provide significant safeguards for investors and lenders. The Investment Promotion Act assures investors the right to remit after-tax profits and make debt-service and supplier payments. The Investment Promotion Act also provides that expropriation will not occur without adequate compensation. It has been the practice of the PNG government to acquire direct ownership interests in large natural resource projects. Most such projects have experienced some level of civil unrest. The Company does not expect acts of civil unrest from the inhabitants of Lihir Island; however, should such acts occur, there can be no assurance that such acts would not have a material adverse effect on the Company's operations. Furthermore, a deterioration in PNG's political stability or an adverse change in the PNG government's policy towards foreign-owned companies in PNG could adversely affect the Lihir mine and the Company's financial condition.

         Foreign operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of these operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations."

PROPERTY INTERESTS

UNITED STATES

         Mineral interests in the United States are owned by federal and state governments and private parties. In addition to the acquisition of mineral rights held by states or private parties, the Company also may acquire rights to explore for and produce minerals on federally owned lands that are open to location. This acquisition is accomplished through the location of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976 and various state laws (or the acquisition of previously located mining claims from a private party). These laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and develop valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. These laws also provide that a proprietor of a valid mining claim may obtain a possessory right to nonwithdrawn, unappropriated nonmineral federal lands for mining or milling purposes through the location of unpatented millsite claims.

         The location of a valid mining claim on federal lands requires the discovery of valuable minerals and compliance with certain procedures, while the location of a valid millsite claim requires use or occupancy and compliance with certain procedures. Failure to follow the required procedures may render the mining or millsite claim void. Upon compliance with the statutes and regulations for the location of a mining claim, the locator obtains a possessory property interest and the right to explore, develop and produce minerals from the claim. Upon compliance with the statutes and regulations for the location of a millsite claim, the locator obtains a possessory property interest and the right to use the millsite for mining and milling purposes. Such property rights can be freely transferred and are protected against appropriation by the government without just compensation. Historically, the claim locator could also make application to obtain a patent (or deed) conveying fee title to his claim from the federal government upon payment of fees and compliance with certain additional procedures. However, a legislative moratorium currently precludes the acceptance of new patent applications.

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

         The validity of unpatented mining and millsite claims, which constitute most of the Company's undeveloped property holdings in the United States, is often uncertain and may be contested by the federal government and third parties. The uncertain and relatively undeveloped state of the law relating to millsites contributes to the uncertainties. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company, in accordance with mining industry practice, does not generally obtain title opinions or title insurance until a decision is made to develop a property, and some titles, particularly titles to undeveloped properties, may be defective.

         Legislative amendment of the General Mining Law, under which the Company holds claims on federal lands, could take place in 1998. Among other things, such legislation could impose a royalty . Valid existing claims, or claims with respect to which a certain portion of the patenting process has been completed, might be exempted from such a royalty. Approximately 23% of the Phoenix project reserves and approximately 80% of the Crown Jewel reserves are on federal lands. A patent covering the unpatented portion of the Crown Jewel reserves was applied for in 1992 and a First Half-Mineral Entry Final Certificate was received in 1995. Mineral surveys and official plats have been completed for the claims constituting the unpatented portions of the Phoenix reserves, but no patent applications can be made unless the legislative moratorium on the acceptance of new patent applications is lifted. The extent to which existing law might change is not known. The Company cannot predict what impact any possible amendment to the General Mining Laws will have on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming currently projected gold prices.

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

         Under the provisions of the predecessor legislation to the current Mining Act (Ontario) (i.e. prior to June 1991), a holder of a Crown lease was entitled to a fee simple patent of the lands or mining rights subject to such lease, upon producing satisfactory evidence to the Crown that substantial quantities of minerals had been produced from such lands continuously for more than one year. The current Mining Act (Ontario) eliminated such rights to a fee simple patent, however, previously issued fee simple patents in good standing remain of full force and effect.

         In Quebec, mining exploration rights reserved to the Crown may in general be obtained either by staking or map designation. A claim is valid from the date of staking and remains in force for a first term of two years from the day it is registered and can be renewed, under certain conditions, for further terms of two years. To mine mineral substances, the holder has to obtain a mining lease upon establishment of the existence of indicators of the presence of a workable deposit.

         In both provinces, the rental, lease or concession fees payable to the Crown are nominal and the holder of a mining claim, mining lease or mining concession has or may obtain a lease of the surface rights of the lands subject thereto from the Crown if the lands are public lands and, subject to payment of adequate compensation to the surface rights holder, rights of access to the surface rights of the lands in question for the purpose of prospecting, developing and mining if the surface rights are on private lands.

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


         The Mining Act (Quebec) is however under revision and it is expected that a new act will come into force within the year of 1998. The object of the revision is to facilitate the management of claims, both for holders and for governmental authorities. Among the principal changes contemplated, new claims will no longer be obtained by staking of the territories but rather by way of a system of designation by map. Transitional provisions will ensure that actual holders of claims obtained by staking will not lose any rights in the process. Despite several changes, the principle of "free mining" on which the actual legislation is based on, will remain: access to the resources will be opened to all; on public domain territories, exclusive rights to explore will be granted to the first arrived; and in cases of discoveries, the latter will be assured to obtain the right to exploit the resources founded.

BOLIVIA

         Mineral interests in Bolivia are under the domain of the federal government. Concessions for exploration and mining are issued pursuant to the Bolivian Mining Code (as revised by law in the first half of 1997). Inti Raymi owns a group of concessions which include the Kori Kollo mine and operating facilities. A concession constitutes a right other than that of ownership of the land where the concession is located. The payment of patents (fees) is now the essential requirement to keep concessions in good standing. A valid concession gives the concessionaire the exclusive right to explore for and exploit minerals subject to the concession from the area covered by the concession.

CHILE

         Mineral interests in Chile are under the domain of the federal government, which issues mining claims pursuant to the Chilean Mining Code. NML, through subsidiaries, owns the group of mining concessions within which the San Cristobal mine and operating facilities are located.

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

         The legislation, as well as the Mabo decision, indicates that native title may co-exist with other titles, such as mining leases or partial leases over Crown land. The recent High Court decision in Wik Peoples v. Queensland; Thayoore People v. Queensland, confirms this co-existence, holding that a lease granted over Crown land did not necessarily extinguish native title. The Court found that if the rights claimed by the leaseholder and the native title holders permit, then the two interests will be held to co-exist. If these interests could not co-exist, then the grant will extinguish native title to the extent of the inconsistency.

         A bill is currently before Parliament which will alter some of the processes which apply under the native title legislation. However, the major focus of this bill is to confirm and facilitate the co-existence of interests where appropriate.

         Most of the Company's exploration and mining properties in Australia are located in Queensland and in Western Australia. Much of this land is Crown land held under pastoral leases by third parties. The Company holds the lands under mining leases, authorities to prospect and exploration licenses. The Pajingo Complex and associated operating facilities are on lands held pursuant to mining leases in the State of Queensland. The Company believes that the Mabo decision (as impacted by the recent legislation and High Court decision) will not have a materially adverse effect on the Company's Pajingo Complex or on the Company's exploration properties in Australia. However, the Mabo decision has increased the risk that title to properties may be challenged or invalidated in the future or that title claimants will have the right to negotiate compensatory terms with the Company.

ENVIRONMENTAL MATTERS

         Set forth below is a summary description of various environmental matters affecting the Company, including various domestic and foreign, national, state and local legislation and regulations governing, among other things, mineral exploration, development, production and refining. Environmental laws and regulations in most countries allow the imposition of civil and criminal penalties for violations. Except as discussed below, the Company believes it is in substantial compliance with all material aspects of such applicable laws and regulations and the Company is not aware of any material environmental constraint affecting its existing mines or development properties that would preclude the economic development or operation of any of the Company's mines or projects.

UNITED STATES

         General. The Company is required to obtain a full range of environmental permits and approvals to develop properties and to maintain such permits and approvals for ongoing operations, reclamation, closure, and post-closure activities. There can be no assurance as to whether or when all requisite permits and approvals may be obtained for any given project. Existing and possible future legislation and regulations, or changes in interpretation or enforcement thereof, could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent and consequences of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, the Company must comply with standards and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with either obtaining required permits and approvals or compliance with applicable standards and regulations could become such that the Company would not proceed with the development or operation of a mine. Such outcomes could have material adverse financial effects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Each of the Company's mining properties has many environmental control facilities. The principal environmental control facilities at the Company's heap leaching operations include engineered heap leach facilities to contain process fluids. The principal environmental control facilities at the Company's past milling operations consist of tailings treatment circuits that process plant effluent and tailings facilities designed to hold the processed tailings. These facilities are constructed as an integral part of processing facilities. Environmental controls also exist for potential air pollutants, spill containment and storage disposal of hazardous and solid wastes. The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 16, "Commitments and Contingencies."

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

         The various states in which the Company operates also have groundwater protection statutes and regulatory programs that typically require site discharge permits, spill notification and corrective action measures, and impose civil and criminal penalties for violations.

         Changes in the aforementioned federal and state environmental laws and regulations, the enactment or promulgation of new laws and regulations or the imposition of new requirements pursuant to such laws or regulations could require additional capital expenditures, increases in operating costs and delays or interruptions of operations, could render certain mining operations uneconomical and could prevent or delay the development of new operations.

         Battle Mountain Complex. BMG has been issued two water pollution control permits for the Battle Mountain Complex project facilities by the Nevada Division of Environmental Protection. One permit covers the activities of the Surprise Heap Leach operations and the other covers the remaining facilities at the Complex. These permits were amended in 1994 to include the Reona operations. The Battle Mountain Complex also has been included in a stormwater discharge general permit issued by the State of Nevada.

         In March 1993, BMG filed an application for a reclamation permit covering the Battle Mountain Complex area. This application is currently under review. The Company has investigated the infiltration of liquids from the tailings facility at the Battle Mountain Complex into the groundwater. This facility was unlined at the time it was constructed in keeping with then-accepted practice. Pursuant to the state-issued water pollution control permit, the Company has prepared and submitted an evaluation of mitigation alternatives for the groundwater. The Company currently expects to utilize the affected groundwater in connection with its proposed Phoenix operations. Also, pursuant to the state-issued water pollution control permit covering the site, the Company has prepared, submitted and implemented a work plan for further investigation of surface water and groundwater in a highly mineralized area where sampling has indicated that the water is acidic and high in metals. Due to the ongoing nature of this investigation, it is not possible to estimate what, if any, remediation might be required with respect to this area.

         BMG is currently conducting further site characterization studies for the Battle Mountain Complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate reclamation and closure requirements. Site characterization results or the imposition by regulatory authorities of unanticipated reclamation and closure standards could substantially increase future reclamation and closure requirements and expenditures. The Company submitted a Plan of Operations for the Phoenix project in August 1994, and this document initiated the EIS process. Additional studies have necessitated changes to the Plan of Operations, and the Company is in the process of making these changes. In addition, ongoing drilling and metallurgical testwork have the potential to further change the project. These uncertainties, and variables inherent in the permitting process and outside of the Company's control, make it difficult to determine the timing for completion of permitting and commencement of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

         Crown Jewel Project. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Numerous environmental permits and approvals must be obtained from federal, state and local agencies before a mine can be put into operation in Washington. The State Environmental Policy Act ("SEPA") mandates an exhaustive review of the potential environmental impacts of the project. In addition, NEPA compliance is necessary, including the preparation of an EIS. In the case of the Crown Jewel Project, the EIS has been jointly prepared to respond to both NEPA and SEPA requirements. The completion of the NEPA/SEPA process is a prerequisite to agency determinations with respect to most permits for the Crown Jewel project. The final EIS was issued in February 1997 and a favorable Record of Decision has been rendered by the U.S. Forest Service and the Bureau of Land Management. Certain public interest groups have challenged the adequacy of the EIS and appealed the Forest Service's Record of Decision. See "Legal Proceedings" under Item 3 herein. In 1996, BMG completed negotiations with relevant Washington State permitting agencies to develop a schedule for agency decisions on all major state permit applications. However, due to delays in the release of the final EIS and in the issuance of some state permits, this schedule has been revised several times. Favorable decisions have been made on certain permits. However, a number of appeals with respect to the project have been filed by certain individuals and public interest groups, and additional state and federal permits and approvals are required to commence construction. See Item 3 "Legal Proceedings." Start-up of the Crown Jewel project remains impossible to predict because it is contingent upon many variables not within the Company's control, including the granting or denial of necessary permits, results of administrative and judicial proceedings and appeals, and inter-governmental coordination.

CANADA

         The mining industry in Canada is subject to legislation at both the federal and provincial levels related to protection of the environment. The Company is required to obtain and maintain compliance with a full range of permits and approvals for various activities during exploration, development, production and closure and reclamation. Existing and possible future legislation could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. The Company expects the continued proliferation and tightening of environmental standards and requirements over the long term. The Company may incur greater or lesser costs and delays depending on the nature of the activity and the standards and requirements that are applied. It is possible that the costs and delays associated with meeting such standards and requirements could become such that the Company would not proceed with the further development or operation of a mine.

         Each of the Company's Canadian mining properties has an extensive array of environmental controls installed to meet regulatory requirements. All of the environmental controls and pollution prevention projects are designed to minimize the release of any substances that may be potentially harmful to the environment. The principal controls include treatment facilities for final effluent discharges, tailings disposal facilities, dust recovery on material transfer operations and spill containment facilities for storage vessels and along tailings pipeline corridors. With respect to pollution prevention, the Company has implemented one or more of the following programs at its Canadian mining sites: hazardous and non-hazardous waste separation and recycling, waste water recycling, freshwater use minimization, power conservation, product substitutions, new materials review/approval program, re-usable product shipping containers and other process changes benefiting the environment.

         Certain Canadian federal and provincial environmental requirements include requirements for treatment of water prior to discharge to achieve certain effluent water quality limits. In some cases these limits are objectives only, while in other cases the limits apply as compliance limits. The Holloway mine has had difficulties meeting sediment compliance limits and has constructed a new sediment control system and implemented underground controls to meet the sediment limits. In addition, in May 1997 the Holloway mine was subject to additional compliance limits for ammonia. The mine has made certain adjustments to treat water prior to discharge in order to meet these limits, but continues to have periods of non-compliance for both sediments and ammonia and additional controls may be required. In August 1997, the Holloway mine became subject to fish toxicity testing for the effluent. The results through the end of 1997 indicate that the mine may have difficulties meeting the fish toxicity limits and additional controls may be required.

         The Certificate of Approval for the Golden Giant mine does not currently contain an ammonia limit. The Certificates of Approval for the Golden Giant mine are being combined through the renewal process. In the event that ammonia becomes a compliance limit in the Certificate of Approval renewal, additional controls may be required.

         The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. New and existing mines are required to submit reclamation/closure plans to the provincial government for review and approval by the various regulatory authorities. As part of the submissions, estimates of costs to implement the plans and financial assurance to cover the implementation of the plans are required, with the financial assurance required in a form and amount acceptable to the government. All three of the Company's operations in

Canada have submitted their respective reclamation/closure plans to the appropriate provincial agency and had these plans accepted and approved.



BOLIVIA

         Bolivia first enacted federal environmental legislation in 1992, followed in December 1995 by the promulgation of general environmental regulations. The regulations require obtaining environmental licenses for both existing and new operations, set air and water quality discharge standards, set standards for the management of solid and hazardous wastes, provide procedures and schedules for existing operations to come into compliance and require the preparation of environmental impact studies in some instances. Pursuant to these regulations, Inti Raymi has prepared an Environmental Statement as an application for an environmental license for the Kori Kollo mine and submitted such to the government in July 1997. The Environmental Statement is currently under review by the Bolivian government. In August 1997, specific environmental regulations for mining were promulgated. These regulations contain a set of general technical and regulatory standards and norms for environmental management within the mining industry. In addition, the government is continuing to develop specific technical standards for the mining industry. Upon approval of the environmental license for the Kori Kollo mine, the Company will have eighteen months to update its environmental license, if necessary, to reflect compliance with the mining specific regulations. The regulations promulgated in 1995 and 1997 contain environmental standards and requirements applicable to the Kori Kollo mine which, depending on how the regulations are implemented and interpreted, could require expenditures and changes in operations, resulting in a material adverse effect on the Company's financial condition, cash flows or results of operations. However, based on the Company's evaluation of the data collected to date and assuming reasonable interpretation and implementation of existing regulations and reasonableness in the adoption of additional specific technical standards, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition, cash flows or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Government Regulation."

CHILE

         Chile maintains an environmental regulatory structure which applies to various aspects of mining operations including tailings management, water discharges and airborne emissions. In 1994, an environmental framework law was approved by the Chilean legislature and enacted into law. Regulations under the legislation pertinent to ambient environmental standards, prevention and documentation plans, certain administrative authorities have been adopted. Regulations regarding environmental impact statements and certain other matters contained in the law have not yet been published. Existing and future legislation is expected to impact mining activities in Chile; however, the full impact and costs associated with the legislation cannot be assessed accurately until the complete regulation program has been promulgated and implemented. Based upon the information available to date and assuming a continuation of the reasonable development, interpretation and implementation of the regulations, the Company anticipates that the applicable regulations will not materially impact operations in Chile.

AUSTRALIA

         The mining industry in Australia is primarily regulated by state authorities and secondarily by federal authorities. This regulation deals with general environmental matters such as the licensing of industrial activities, the setting of standards and the establishment of a range of enforcement mechanisms.

         In addition, mines in Queensland (Red Dome and Pajingo Complex) are also regulated by legislation which specifically deals with the major environmental impacts of mining. It requires each miner to develop an Environmental Management Overview Strategy ("EMOS") which sets out the life of mine strategies for dealing with these impacts. In addition, a plan of operations is required which sets out in detail what environmental management measures will be undertaken over a stated period. The plan of operation must be independently audited to ensure that it complies with the overarching strategies of the EMOS.

         These planning measures are complemented by a requirement for the operator to lodge a security deposit calculated by taking the real cost of rehabilitation for the maximum area of disturbance and allowing a discount for proven environmental performance. Prior to a mine closing, a final rehabilitation report must be prepared and approved which addresses final landform and landuse and how the strategies of the EMOS with respect to rehabilitation and remediation have been implemented.

         Under the provisions of a memorandum of understanding between the Department of Environment and the Department of Mines and Energy, mines in Queensland are also required to hold licenses for industrial processes which are specified in the Environmental Protection Act. However, the major environmental impacts which are associated with mining and stockpiling continue to be dealt with by virtue of the specific mining legislation. Accordingly, there are only minor ancillary activities which now require licensing under the Environmental Protection Act. A process to consolidate these two environmental legislative schemes into one approval and regulatory system has been informally adopted and is expected to be finalized in the near future.

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

         In addition to complying with various environmental protection statutes, the Pajingo Complex and Red Dome mine in Queensland are required to obtain plan of operations approvals from the Minister of Mines pursuant to the Mineral Resources Act. When approved, the plan of operations becomes part of the conditions of the mining lease issued by the state. The plans of operations at the Pajingo Complex and Red Dome mine have been approved, including an approved EMOS, which covers environmental protection and rehabilitation requirements. The Vera/Nancy ore deposit at the Pajingo Complex was added to the plan of operations and the EMOS document in 1996.

         In December 1997, the Contaminated Land Act 1991 (Qld) was integrated into the Environmental Protection Act 1994 removing previous exemptions for existing sites not required to be placed on the register. Also late in 1997, the Environmental Protection Policy for noise and water was introduced. This development has proved significant in developing operative conditions for new projects and will potentially lead to a review of existing operating conditions for current projects.

PAPUA NEW GUINEA

         Mining operations in PNG are subject to comprehensive environmental regulations pursuant to legislation requiring the preparation of an EIS and legislation setting environmental standards and approval requirements for activities which may affect air, land or water.


TAXES

UNITED STATES

         The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to current tax until repatriated to the United States. While the United States allows credits for foreign income taxes paid, the limitations on such credits may substantially reduce or eliminate the benefit of credits. The top marginal U.S. statutory corporate rates are presently 35% for regular tax and 20% for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years. At December 31, 1997, the Company had approximately $98.9 million of regular net operating losses and $3.3 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2003, available to offset future U.S. federal income tax, and approximately $0.9 million of alternative minimum tax credits available on an indefinite carryforward basis. These amounts are subject to possible adjustment upon audit by the Internal Revenue Service. The Company is also subject to state and local taxes in jurisdictions in which it is engaged in business operations.

CANADA

         The Company's Canadian operations are conducted by BMCL and are subject to Canadian federal and provincial income taxes as well as provincial mining taxes and duties. The Golden Giant mine and Holloway mine are located in Ontario and the Silidor mine was in Quebec.

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

         The Ontario Mining Tax ("OMT") and Quebec Mining Duties ("QMD") are mineral royalties or duties paid to the provinces under unique statutes. OMT is levied at 20% of the operator's profits from Ontario mining operations, as defined. The current QMD rate is 12%.

         Dividends paid by BMCL to BMG were subject to a 6% Canadian withholding tax in 1996. During the third quarter of 1997, the Company revised its strategy relative to BMCL earnings, and as of December 31, 1997, BMCL's earnings are considered to be permanently reinvested. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BOLIVIA

         In 1996, Inti Raymi operated pursuant to certain provisions under the Bolivian Mining Code and tax legislation which exempted it, on an interim basis, from income tax. Under these provisions, until September 1999, at which time the exemption was to terminate, Inti Raymi was subject to a 5% royalty assessed on gold sales. Legislation was passed in March 1997, however, which terminated this exemption and subjected Inti Raymi, effective April 1, 1997, to a 25% income tax as well as a sliding royalty on gold sales. The royalty will range from 4% to 7%, depending on the price of gold; however, any income tax incurred is creditable against the royalty imposed. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Government Regulation."

         Dividends, interest and other remittances paid by Inti Raymi to BMG and third parties are subject to a 12.5% Bolivian withholding tax. Inti Raymi pays import duties and Bolivian Value Added Tax on all purchases. Inti Raymi subsequently claims refunds from the Bolivian government for the import duties and the Value Added Tax by means of tax certificates used to pay taxes due on its activities. Those certificates can be converted into cash in the local finance market. Inti Raymi is also subject to transaction taxes on domestic transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CHILE

         The San Cristobal mine is owned by NML's wholly-owned Chilean subsidiary Inversiones Mineras del Inca, S.A. After utilization of existing tax loss carryforwards, Inversiones Mineras del Inca, S.A. will be subject to income tax at the rate of 15%. Repatriated profits are generally taxed at an effective rate of 20%. Inversiones Mineras del Inca, S.A. pays Chilean Value Added Tax on all purchases and imports and subsequently claims a refund of Value Added Tax with respect to its exports.

AUSTRALIA

         Battle Mountain (Australia) Inc., a Delaware corporation and a wholly-owned subsidiary of BMG, is subject to tax on income derived from 1997 exploration and mining operations. However, no taxes are expected to be paid for 1997 due to existing loss carryforwards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Australian dividends are currently subject to a 15% Australian withholding tax.

         Niugini Mining (Australia) Pty. Ltd., a wholly-owned Australian subsidiary of NML, is subject to tax at the corporate rate of 36% on its mining, hedging and investment income. However, such income is expected to be offset by certain deductions and loss carryforwards available to Niugini Mining (Australia) Pty. Ltd.

         The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2% of gross sales after deducting A$30,000 or 5% of the operating income that exceeds A$30,000.

PAPUA NEW GUINEA

         NML is subject to corporate tax in PNG. Assessable income, after utilization of existing tax loss carryforwards, will be subject to a 35% income tax because NML is a PNG resident corporation. The dividend withholding tax rate in PNG is currently 17%; however, NML paid no dividends in 1997.

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

         The Company is not insured against most environmental risks. Insurance against most environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry. The Company periodically evaluates the cost and coverage of the insurance against certain environmental risks that is available to determine if it would be appropriate to obtain such insurance. Without such insurance, if the Company becomes subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fully fund the remedial cost of an environmental problem, the Company might be required to enter into interim compliance measures pending completion of the required remedy. Furthermore, if the Company were to become subject to significant environmental liabilities, the results could have a material adverse effect on the financial condition of the Company.

EMPLOYEES

         The number of full-time employees of the Company (including employees of majority-owned subsidiaries) at December 31, 1997 was 1,810.

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

EXPLANATORY NOTE REGARDING EXCHANGE RATES

         In this report, references to "dollar," "US$" and "$" are to United States dollars. References to "A$" are to Australian dollars and references to "C$" are to Canadian dollars.

         On February 11, 1997, the foreign exchange spot purchase rates for U.S. dollars, as quoted at 3:00 p.m. Eastern time by Bloomberg, were A$1.00 equals US$.6792 and C$1.00 equals US$.6951.

GLOSSARY OF MINING TERMS

         CARBON-IN-LEACH--milling process for the recovery of gold from slurried ore in a dilute sodium cyanide solution, whereby the gold is dissolved and adsorbed onto coarse carbon particles.

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

         OUNCE OR OZ--a troy ounce.

         PATENTED MINING CLAIM--those claims, either lode or placer, for which patents have been issued.

         PROBABLE ORE RESERVES--reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation.

         PROVEN ORE RESERVES--reserves for which (a) the quantity of ore is computed from dimensions revealed in outcrops, trenches, workings or drill holes and grade and/or quality are computed from the results of detailed sampling and
(b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

         RECLAMATION--the process of restoring mined land to a condition which allows future beneficial use. Reclamation standards vary widely from jurisdiction to jurisdiction but usually address ground and surface water, topsoil, final slope gradients, waste handling and revegetation issues.

         SULFIDE--a mineral compound characterized by the presence of sulfur.

         TAILING--processed ore after the recoverable minerals have been extracted.

         TAILINGS FACILITY--natural or man-made area suitable for depositing ground waste material resulting from the milling and/or processing of ore. Suitability of the location and design of the facility are determined by environmental impact studies.

         TON--a short ton of 2,000 pounds, dry weight basis.

         UNPATENTED MINING CLAIM--those claims, either lode or placer, for which no patent has been issued. The claim owner has the right to exclusive possession of the locatable minerals in the area claimed. Such property rights are subject to the paramount title of the U.S. federal government until a patent is obtained.

ITEM 3.    LEGAL PROCEEDINGS

         In addition to the legal actions detailed in this Item 3, the Company is party to a number of actions arising in the ordinary course of business, including litigation described under "Development Projects -- New World Project" under Items 1 and 2 herein. While the final outcome of these actions cannot be predicted with certainty, it is the opinion of Company management that none of these actions will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         The following legal proceedings relate to the Crown Jewel project in Washington State in which the Company is earning an interest of up to 54%. During the first quarter of 1997, the final EIS for the Crown Jewel project was issued. The EIS was prepared pursuant to the NEPA and SEPA. Certain positive permit decisions and approvals have been received for the project, but additional state and federal permit decisions and approvals are pending. Among the positive permit decisions were: 1) approval in September 1997 by the Washington Department of Ecology ("WDOE") of conditional coverage under the Modified General Permit for Construction Activity for certain construction activities; 2) approval by WDOE in September 1997 of a Dam Safety Permit for the proposed tailings facility; and 3) approval by WDOE in November 1997 of certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. The existing legal proceedings evidence opposition to the project by certain persons and special interest groups, including the Okanogan Highlands Alliance ("OHA"), the Washington Environmental Council ("WEC"), the Center for Environmental Law and Policy ("CELP") and the Confederated Tribes of the Colville Reservation ("CCT"). The Company expects that additional appeals may be filed and that injunctions will be sought. The impact and exact timing of final resolution of the existing appeals, or any future appeals related to the project, cannot at this time be determined with any accuracy.

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF OREGON, CIVIL NO. 97-806JE

         During the first quarter of 1997, the United States Forest Service ("USFS") issued a Record of Decision ("ROD") which approved the Crown Jewel project subject to the requirement that the Company obtain USFS approval of a detailed Plan of Operations. The USFS received four administrative appeals to its EIS and ROD, which were denied in May 1997. On May 29, 1997, OHA, WEC, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group instituted the above-referenced action against the USFS and certain USFS decision makers in United States District Court for the District of Oregon. The action appeals the EIS, the ROD and the denial of the administrative appeals. The action seeks the following rulings: 1) that the EIS and ROD are inadequate and violate NEPA and the Administrative Procedures Act ("APA"); 2) that the USFS's decision not to prepare and issue a supplemental EIS was not in accordance with law; and 3) that the ROD violates certain specified laws. The action also seeks an award of fees and costs associated with the litigation and indicates that the plaintiffs will seek injunctive relief restraining the USFS from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company has intervened in the action. On November 5, 1997, CCT moved to intervene as a matter of right. Procedural motions are pending.

BATTLE MOUNTAIN GOLD COMPANY V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, WASHINGTON POLLUTION CONTROL HEARINGS BOARD, PCHB NO. 97-130

         On September 19, 1997, the Company initiated the above-referenced action challenging certain performance security requirements imposed by WDOE as conditions in the approval of conditional coverage under the Modified General Permit for Construction Activity. At the same time, the Company requested that the Pollution Control Hearings Board ("PCHB") schedule hearing dates sufficient to hear the Company's appeal as well as appeals that were expected to be filed by project opponents with respect to certain WDOE permit decisions. Consolidated hearing dates concluding in the second quarter of 1998 have been scheduled with respect to such appeals. Subsequent to the setting of such consolidated hearing dates, the Company withdrew its challenge.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, PCHB NO. 97-146 (CONSOLIDATED WITH PCHB NOS. 97-182; 97-183; 97-185; AND 97-186)

         Pursuant to the Company's above noted request in PCHB No.97-130,, PCHB Nos. 97-182; 97-183; 97-185; and 97-186 have been consolidated for hearing with PCHB No. 146. The consolidated hearing is presently scheduled to conclude in the second quarter of 1998. Factors beyond the control of the Company could adversely affect the hearing schedule. It is not anticipated that every potential appeal before the PCHB would be consolidated into the consolidated hearing. Procedural motions are pending.

         PCHB No. 97-146. On October 16, 1997, OHA and WEC instituted the above-referenced action against WDOE and the Company. The action appeals WDOE's issuance of the Dam Safety Permit, WDOE's approval of conditional coverage under the Modified General Permit for Construction Activity and WDOE's acceptance of performance securities related thereto. The action also requests that the EIS be remanded to the WDOE for further review and compliance with SEPA.

         PCHB No. 97-182. On December 1, 1997, Roger Lorenz instituted the action designated PCHB No. 97-182 against WDOE, which action appeals WDOE's approval of one new water right application and one water right change application.

         PCHB No. 97-183. On December 1, 1997, OHA, WEC and CELP instituted the action designated PCHB No. 97-183 against WDOE and the Company. The action challenges WDOE's water rights decisions, claiming that such decisions violated the State Water Code, Water Resources Act, APA and SEPA. The action seeks an order reversing WDOE decisions or, in the alternative, vacating the Reports of Examination and remanding the applications to WDOE for further study. The action has been joined by Triple Creek, a nonprofit corporation.

         PCHB No. 97-185. On December 3, 1997, Lori Bialic instituted the action designated PCHB No. 97-185 against the WDOE, which action appeals the WDOE's approval of two applications for changes of water rights.

         PCHB No. 97-186. On December 2, 1997, CCT instituted the action designated PCHB No. 97-186 against the WDOE and the Company. The action makes the same challenge and seeks the same relief as PCHB No. 97-183.

OKANOGAN HIGHLANDS ALLIANCE V. STATE OF WASHINGTON, DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02869-5

         On December 4, 1997, OHA instituted the above-referenced action against WDOE, the Company and Crown Resources Corporation in the Superior Court of the State of Washington in and for Thurston County. The action challenges WDOE's determinations that the proposed tailings facility and the proposed waste rock disposal sites at the Crown Jewel project do not need a Solid Waste Permit. The action seeks to have the court issue an order declaring an historic WDOE rulemaking to be in excess of statutory authority and/or arbitrary and capricious. In the event that the Court determines the rulemaking to be valid, Plaintiffs seek a hearing on whether the Crown Jewel tailings constitute a "liquid waste" subject to a federal or state water pollution permit and on whether the Crown Jewel waste rock constitutes an "inert waste," such that the tailings facility and waste rock sites are not respectively required to have a Solid Waste Permit and meet certain location standards. The action also seeks orders declaring that the Crown Jewel tailings and waste rock must be disposed of at a licensed solid waste disposal facility, any other relief deemed necessary and an award of fees and costs.

CONFEDERATED TRIBES OF THE COLVILLE RESERVATION V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02840-7

         WDOE granted the Company's applications for new water rights and changes to existing water rights in part based upon a streamflow mitigation plan. On December 2, 1997, CCT instituted the above-referenced action against the WDOE and the Company. The action seeks an order holding that WDOE's approval of the streamflow mitigation plan constituted a rulemaking in violation of the APA and an order that such approval exceeds WDOE's statutory authority, conflicts with existing law and is irrational. The action also seeks an order mandating a rulemaking to develop guidelines and criteria for approving water resource mitigation measures and an injunction on the approval of water rights applications until the conclusion of such rulemaking. Reversal of WDOE's decisions with respect to the Company's water rights applications is also sought, along with an injunction precluding the Company from taking action in reliance on such decisions. The Plaintiff also seeks costs and attorney fees.

OKANOGAN HIGHLANDS ALLIANCE, ET AL., V. WASHINGTON STATE DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02831-8

         On December 2, 1997, OHA, WEC and CELP instituted the above referenced action against WDOE and the Company. The action makes the same challenges and seeks the same relief as Confederated Tribes of the Colville Reservation v. State of Washington Department of Ecology, et al., Superior Court of the State of Washington for Thurston County, Civil No. 97-2-02849-7.

OKANOGAN HIGHLANDS ALLIANCE V. STATE OF WASHINGTON DEPARTMENT OF NATURAL RESOURCES, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-01450-3

         The Washington State Department of Natural Resources ("WDNR") approved a Forest Practices Permit related to the Crown Jewel project in April 1997. On June 24, 1997, OHA filed the above-referenced Petition for Judicial Review of Agency Action with the Superior Court of the State of Washington in and for Thurston County, naming WDNR, WDOE, the Company and Crown Resources Corporation as respondents. The Petition sought an order vacating and reversing the actions of the WDNR in granting the Forest Practices Permit and remanding the EIS to the WDOE for further review and compliance with SEPA. The Company and WDOE moved to dismiss the Petition with prejudice on procedural grounds, whereupon the Petitioner moved for dismissal without prejudice. On August 18, 1997, the Petitioner's motion was granted and the action was dismissed without prejudice.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names and ages as of February 10, 1998, of each of the present executive officers of the Company together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected.

Ian D. Bayer (58)           -      President and Chief Executive Officer

Ian Atkinson (48)           -      Senior Vice President - Exploration

Anne C. Baldrige (40)       -      Vice President - Environmental and Governmental Affairs

Thomas P. Bausch (50)       -      Treasurer

Joseph J. Baylis (41)       -      Senior Vice President - Corporate Development

Greg V. Etter (39)          -      General Counsel and Secretary

Stanford M. Haley (54)      -      Vice President - Human Resources

John A. Keyes (54)          -      Senior Vice President - Operations

Jeffrey L. Powers (45)      -      Vice President and Controller

         Mr. Bayer became President and Co-Chief Executive Officer of BMG in July 1996 following the combination with Hemlo Gold and was named President and Chief Executive Officer in February 1997. He is also serving as Chairman of the Board of NML, a position he has held since January 1997. Prior to joining BMG, Mr. Bayer had served as President and Chief Executive Officer and as a Director of Hemlo Gold since July 1991.

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

         Mr. Powers joined BMG in August 1992 as Manager of Corporate Accounting. He was appointed Controller in January 1994 and to his current position in February 1997.

         Messrs. Bayer, Atkinson, Baylis and Keyes also serve as executive officers of BMCL. Mr. Bayer serves as Director, President and Chief Executive Officer and each of Messrs. Atkinson, Baylis and Keyes serve as Vice President. In addition, Mr. Michael Proctor assumed his current position as Vice President
- Finance and Corporate Secretary of BMCL on July 19,1996 following the combination of BMG with Hemlo Gold. Mr. Proctor had previously served as Hemlo Gold's Vice President - Finance since September 1991.

                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

         BMG's common stock, par value $0.10 per share (the "BMG Common Stock"), is traded on the New York Stock Exchange (the "NYSE"), the Australian Stock Exchange Limited, the Swiss Stock Exchanges and the Frankfurt Stock Exchange. The ticker symbol for the BMG Common Stock on the exchanges is "BMG." BMCL exchangeable shares, which have no denominated par value ("Exchangeable Shares"), entitle holders to dividends and other rights economically equivalent to BMG Common Stock and are exchangeable at the option of holders into BMG Common Stock on a one-for-one basis. The Exchangeable Shares are traded on The Toronto Stock Exchange under the ticker symbol "BMC."

         The following table sets forth for the periods indicated the high and low sales prices for the BMG Common Stock as reported on the NYSE Composite Tape.

          1997                                                         HIGH                   LOW
                                                                    ---------             -------
              First Quarter.......................................  $ 7 5/8               $ 6 1/4
              Second Quarter......................................  $ 6 3/4               $ 5 5/8
              Third Quarter.......................................  $ 7 3/8               $ 5 1/4
              Fourth Quarter......................................  $ 7 5/16              $ 4 3/8
          1996
              First Quarter.......................................  $11 5/8               $ 8 1/2
              Second Quarter......................................  $ 9 7/8               $ 7 1/8
              Third Quarter.......................................  $ 9 1/8               $ 7 1/8
              Fourth Quarter......................................  $ 8 1/2               $ 6 7/8

         As of February 9, 1998, the Company had 16,653 record holders of BMG Common Stock and 734 record holders of Exchangeable Shares.

         Cash dividends of $0.05 and $0.07 per share were paid in fiscal 1997 and 1996, respectively. A determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. For a discussion of restrictions on Inti Raymi's ability to pay dividends to BMG, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under
Item 7 herein and Note 7, "Debt," of Notes to Consolidated Financial Statements under Item 8 herein. The Company intends to retain most of its earnings to support current operations, to fund exploration and development projects and to provide funds for acquiring gold properties.

DESCRIPTION OF EXCHANGEABLE SHARES OF BATTLE MOUNTAIN CANADA LTD.

         The Exchangeable Shares are exchangeable, at any time at the option of the holder, on a one-for-one basis for shares of BMG Common Stock. Holders of Exchangeable Shares are entitled at any time, upon delivery of the Exchangeable Shares certificate and duly executed retraction request, to require BMCL to redeem such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock. BMG and a designated subsidiary have the right to purchase the Exchangeable Shares that are the subject of the request for redemption in exchange for an equivalent number of shares of BMG Common Stock. On or after July 31, 2003 (subject to acceleration in certain circumstances), BMCL has the right, but not the obligation, to purchase such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock. BMG and such designated subsidiary have the right, but not the obligation, to purchase such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock at which time BMCL's right to redeem such Exchangeable Share would terminate.

         The shares of outstanding Exchangeable Shares, other than shares held by BMG and certain of its subsidiaries, are entitled to vote at BMG stockholder meetings through the exercise by The CIBC Mellon Trust Company, a Canadian trust company (the "Trustee"), of certain voting rights under a Voting, Support and Exchange Trust Agreement dated July 19, 1996 (the "Voting Agreement"). The Trustee, as the holder of the one share of Special Voting Stock of BMG (the "Special Voting Stock"), is entitled to a number of votes on all matters on which holders of BMG Common Stock are entitled to vote equal to the number of Exchangeable Shares outstanding from as of the Record Date for each meeting of holders of BMG Common Stock, excluding the number of Exchangeable Shares held by the Company and certain of its subsidiaries (those subsidiaries precluded from voting any Common Stock under applicable Nevada law). Pursuant to the Voting Agreement, each holder of Exchangeable Shares is entitled to instruct the Trustee as to the voting of the number of votes attached to the Special Voting Stock represented by such holder's Exchangeable Shares. The Trustee will exercise each vote attached to the Special Voting Stock only as directed by the relevant holder, and in the absence of instructions from a holder as to voting will not exercise such votes. A holder may instruct the Trustee to give a proxy to such holder entitling the holder to vote personally such holder's relevant number of votes or to grant to the Company's management a proxy to vote such votes. The BMG Common Stock and the Special Voting Stock vote together as a single class. As to each matter presented to a vote of stockholders of BMG, each share of BMG Common Stock is entitled to one vote and the share of Special Voting Stock is entitled to a number of votes equal to the number of Exchangeable Shares outstanding as of the Record Date for each meeting of holders of BMG Common Stock, excluding the number of Exchangeable Shares held by the Company and certain of its subsidiaries (those subsidiaries precluded from voting any Common Stock under applicable Nevada law).

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

         Each Exchangeable Share has an associated right (an "Exchangeable Share Right") entitling the holder of such Exchangeable Share Right to acquire additional Exchangeable Shares on terms substantially the same as the terms and conditions upon which the stock rights attached to each share of BMG common stock entitle a holder of such right to acquire either a one one-hundredth of a share of the Series A Junior Participating Preferred Stock of BMG (essentially the economic equivalent of a share of BMG Common Stock) or, in certain circumstances, shares of BMG Common Stock (with the definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions applying, as appropriate, to BMG Common Stock and Exchangeable Shares as though they were the same security). The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the stock rights attached to each share of BMG Common Stock. See Note 8, "Shareholders' Equity," of Notes to Consolidated Financial Statements under Item 8 herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes thereto in Item 8.

                                                               Years Ended December 31
Millions, except per share amounts                 1997 (1)   1996 (2)     1995      1994      1993
----------------------------------                 --------   --------    -----     -----     -----
INCOME STATEMENT:
Sales                                               $ 345      $ 424      $ 401     $ 430     $ 376
                                                    =====      =====      =====     =====     =====

Operating income (loss)                             $  (3)     $ (43)     $  44     $ 111     $  62
                                                    =====      =====      =====     =====     =====

Income (loss) before cumulative effect of
  accounting change                                 $  (5)     $ (74)     $  30     $  57     $  31
Cumulative effect of accounting change, net (3)        (4)      --         --        --        --
                                                    -----      -----      -----     -----     -----
Net income (loss)                                      (9)       (74)        30        57        31
Preferred dividends                                     8          8          8         8         4
                                                    -----      -----      -----     -----     -----
Net income (loss) to common shares                  $ (17)     $ (82)     $  22     $  49     $  27
                                                    =====      =====      =====     =====     =====

Per common share (4)
     Basic earnings (loss)                          $(.07)     $(.36)     $ .10     $ .22     $ .12
                                                    =====      =====      =====     =====     =====
     Diluted earnings (loss)                        $(.07)     $(.36)     $ .10     $ .21     $ .12
                                                    =====      =====      =====     =====     =====
     Cash dividends                                 $ .05      $ .07      $ .08     $ .13     $ .12
                                                    =====      =====      =====     =====     =====


                                                                       December 31
                                                    1997       1996       1995      1994      1993
                                                    ----       ----       ----      ----      ----
BALANCE SHEET:
Total assets                                       $1,093     $1,037     $1,142    $1,103    $1,047
                                                   ======     ======     ======    ======    ======

Long-term debt, less current maturities            $  241     $  139     $  169    $  166    $  197
                                                   ======     ======     ======    ======    ======

Shareholders' equity                               $  506     $  538     $  629    $  626    $  583
                                                   ======     ======     ======    ======    ======

(1) Includes a $16.4 million income tax benefit representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities, and an additional tax benefit of $7.2 million due to revised projections of future taxable income at certain of the Company's subsidiaries, which resulted in the recognition of the tax benefit of net operating loss carryforwards at these subsidiaries.
(2) In 1996, the Company wrote down the carrying values of the Reona and San Cristobal mines by $17.5 million and $17.6 million, respectively, both gross and net of income taxes. Also in 1996, the Company incurred $22.7 million in merger expenses related to the combination of BMG and Hemlo Gold.
(3) Reflects the cumulative effects of Inti Raymi changing its method of calculating depreciation, depletion and amortization and the Company changing its method of amortizing the premium associated with its investment in Inti Raymi to the same new basis (see Note 2 of Notes to Consolidated Financial Statements in Item 8).
(4) Basic and diluted earnings (loss) per share amounts for years prior to 1997 have been retroactively restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (see Note 1 of Notes to Consolidated Financial Statements in Item 8).

Pro forma amounts assuming accounting method change had been applied retroactively:

                                                             Years Ended December 31
Millions, except per share amounts                1997       1996      1995      1994     1993
---------------------------------                 ----       ----      ----      ----     ----
INCOME STATEMENT:
Operating income (loss)                          $    (3)   $   (42)   $  41    $  107   $   63
                                                 =======    =======    =====    ======   ======
Net income (loss)                                $    (5)   $   (74)   $  28    $   54   $   31
                                                 =======    =======    =====    ======   ======
Basic earnings (loss) per share                  $  (.05)   $  (.36)   $ .09    $  .21   $  .12
                                                 =======    =======    =====    ======   ======
Diluted earnings (loss) per share                $  (.05)   $  (.36)   $ .09    $  .20   $  .12
                                                 =======    =======    =====    ======   ======

                                                                    December 31
                                                  1997       1996     1995       1994      1993
                                                  ----       ----     ----       ----      ----
BALANCE SHEET:
Total assets                                     $ 1,093   $ 1,032   $ 1,137    $ 1,100   $ 1,048
                                                 =======   =======   =======    =======   =======
Shareholders' equity                             $   506   $   534   $   625    $   624   $   584
                                                 =======   =======   =======    =======   =======


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                        1997          1996           1995
                                        ----          ----           ----

Gold sales (000 oz.) - 100%               976          1,034           978

Gold revenue realized per ounce        $  342        $   391        $  384

Average London PM fix per ounce        $  331        $   388        $  384


Sales - Sales revenue decreased in 1997 as compared with 1996 primarily as a result of lower average realized gold prices in 1997 and lower gold production. Average realized prices for gold decreased as a result of lower spot gold prices. Average realized gold prices in 1997 were slightly higher than the average London PM fix price due to gains recognized from the Company's forward sales. The decrease in gold production was primarily attributable to the completion of production of the San Luis and Pajingo Complex Cindy mines near the end of 1996 and the ceasing of mining operations at the Red Dome mine at the end of 1997, following depletion of the remaining stockpiles. Partially offsetting these decreases were increased production from the Holloway mine, which commenced commercial operations at the end of 1996, and production at the Pajingo Complex Vera/Nancy mine, which commenced operations in the third quarter of 1997. The Holloway mine experienced reduced production in the fourth quarter of 1997 due to mechanical failure at a third-party custom milling site which processes some of the Holloway ore. The milling site is now fully operational.

         Sales revenue increased in 1996 compared with 1995 primarily as a result of increased sales volumes at the Golden Giant mine and an increase in the average price realized for the sale of gold. Sales volumes increased at the Company's Golden Giant mine in 1996 compared with 1995 because the mine returned to normal operations in 1996. The mine's 1995 production was affected by a 13-week strike and a seven-week shutdown for repairs. The increase in production at the Golden Giant mine was partially offset by a decrease in production at most of the Company's other mines. Kori Kollo mine production decreased by approximately 28,000 ounces during 1996 because of the processing of lower grade ore.

Production Costs - Cash production costs are presented in accordance with guidelines established by The Gold Institute. In addition to mining, milling and plant level general and administrative expenses, cash production costs include royalties, freight, smelting costs and allowances, and production taxes. Credits for by-product silver and copper are offset against these cash production costs. These guidelines also provide for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

         CONSOLIDATED PRODUCTION COSTS PER OUNCE OF GOLD SOLD (1)

                                                             1997       1996       1995
                                                            -----      -----      -----
Direct mining costs                                         $ 207      $ 217      $ 205
Deferred stripping adjustments                                  3          2         (1)
Third party smelting, refining and transportation costs         8          7          8
By-product credits included in sales                          (17)       (19)      (26)
                                                            -----      -----      -----
    Cash operating costs                                      201        207        186
Royalties                                                       5          8          6
Production taxes                                             --            1          1
                                                            -----      -----      -----
    Total cash costs                                          206        216        193
Depreciation, depletion and amortization                       80         91         87
Reclamation and mine closure costs                              9         10          3
                                                            -----      -----      -----
    Total production costs                                  $ 295      $ 317      $ 283
                                                            =====      =====      =====

(1) Represents 100% interests of consolidated subsidiaries

RECONCILIATION OF TOTAL CASH COSTS PER OUNCE TO CONSOLIDATED FINANCIAL
STATEMENTS

Millions, except ounce and per ounce amounts              1997          1996         1995
---------------------------------------------------     -------      ----------    ---------
Production costs per financial statements               $  234.3    $    259.2    $  230.5
By-product credits included in sales                       (16.2)        (20.0)      (25.3)
Reclamation and mine closure costs                          (8.5)        (10.3)       (2.8)
Other*                                                      (8.4)         (5.1)      (13.5)
                                                        --------    ----------    --------
Production costs for per ounce calculation purposes     $  201.2    $    223.8    $  188.9
                                                        ========    ==========    ========

Gold ounces sold (000)                                       976         1,034         978
                                                        ========    ==========    ========

Total cash costs per gold ounce sold                    $    206      $    216      $  193
                                                        ========    ==========    ========


*Certain royalties paid to the Bolivian government are excluded in cost per ounce calculations as a result of changes in the Bolivian Mining Code, effective in 1997, which allow the offsetting of Bolivian income taxes against royalties, which now apply to Inti Raymi. These royalties are considered to be, effectively, an income tax. All prior year amounts have been restated for comparative purposes.

         Total cash production costs decreased in 1997 as compared with 1996 as a result of decreased production, mostly at the San Luis and Pajingo Complex Cindy mines, and lower consolidated per ounce cash costs partially offset by a $5.2 million charge in the fourth quarter of 1997 for estimated environmental liabilities, primarily at the Battle Mountain Complex. Consolidated per ounce cash costs decreased in 1997 primarily as the result of decreased costs per ounce at all of the Company's mines except San Cristobal and Red Dome. Kori Kollo benefitted from cost cutting measures implemented in the first half of 1997, while per ounce cash costs decreased at the Golden Giant mine as a result of the mining of higher-grade ore. The shutdown of operations at the San Luis mine in late 1996, which had higher than Company-average per ounce cash costs, and higher costs at the Holloway mine in 1996 during the start up of operations also contributed to the decreased consolidated per ounce cash costs in 1997. Per ounce cash costs increased at San Cristobal due to a change in the mine plan and Red Dome cash costs increased as a result of the milling of ore from lower grade stockpiles prior to its closure in October 1997.

         Cash production costs increased in 1996 compared with 1995 primarily as a result of increased production from the Golden Giant mine and increased costs at the Kori Kollo mine. Production costs increased on a cost per gold ounce sold basis primarily as a result of the increased costs and lower mill ore grades at the Kori Kollo mine, increased costs at the San Luis and Pajingo mines resulting from these mines reaching the end of their lives and increased costs at the San Cristobal and Red Dome mines. Costs per ounce sold increased at the Red Dome mine because of the milling of lower grade ore from stockpiles subsequent to the completion of mining operations in 1996.

         Depreciation, depletion and amortization ("DD&A")-DD&A decreased in 1997 in total and on the basis of cost per gold ounce sold as compared with 1996. DD&A decreased in total mainly as a result of the Reona and San Cristobal mine asset write-downs in 1996 and the cessation of operations at the San Luis and Pajingo Complex Cindy mines. DD&A also decreased because property, plant and equipment at the Red Dome mine is fully amortized. These decreases in DD&A were partially offset by increases resulting from the commencement of production at the Holloway mine and the change in method of calculating depreciation by Inti Raymi. DD&A decreased on a per ounce basis due to write-downs at San Cristobal and Reona in 1996, and property, plant and equipment at the Silidor mine was fully amortized in the second quarter of 1997.

         DD&A increased in total and on a cost per gold ounce sold basis in 1996 compared with 1995 primarily as a result of the earlier-than-expected completion of mining at the San Luis mine and a reduction in the estimate of remaining reserves at the Silidor mine. Reserve estimate declines at both mine sites coincided with the Company's nearing completion of mining efforts, thereby requiring the remaining carrying values to be amortized over fewer ounces of expected future production. A full year of normal operation at the Golden Giant mine also contributed to the increase in total DD&A.

         Reclamation and mine closure costs decreased in total and on a cost per ounce basis in 1997 compared with 1996, primarily due to revised estimates in 1996 of costs to be incurred upon completion of mining at the Kori Kollo, Reona and San Luis mines. Reclamation and mine closure costs increased in total and on a cost per ounce basis in 1996 compared with 1995 due to revised estimates in 1996 of costs to be incurred upon completion of mining at those mines.

Exploration Costs - Exploration and evaluation expenses decreased in 1997 compared with the prior year as the Company reduced its exploration expenditures to focus on high priority projects. Exploration costs in 1997 were offset by approximately $4.0 million in gains from the sales of various exploration projects, including a $2.0 million gain from the sale of the Tungkum project and a $1.5 million gain from the sale of the Masmindo Gold project.

         Exploration and evaluation expenses increased in 1996 compared with 1995. In 1996, the Company expanded its exploration activities in Australia, Ghana, Indonesia and Bolivia, and also in the vicinity of currently operating mines (see "Liquidity and Capital Resources - Investing Activities"). Exploration costs in 1996 were reduced by approximately $5.0 million in gains from the sales of various exploration prospects, including the Awak Mas prospect in Indonesia and the Glimmer prospect in Ontario, Canada. Exploration costs in 1995 were also reduced by approximately $5.5 million in gains from the sales of various exploration prospects, consisting of a $4.2 million gain on the sale of the Plutonic Bore exploration project in Australia and $1.3 million in royalties received from the owner of the Triple P ore deposit.

Merger Expenses - The Company incurred approximately $2.7 million of additional merger expenses in 1997 related to the 1996 combination of BMG and Hemlo Gold. The Company incurred approximately $22.7 million of such merger expenses in 1996.

Asset Write-downs - In 1996, the Company wrote down the carrying values of the Reona and San Cristobal mines, prompted by the continuing high operating costs experienced at these properties, which caused management to prepare detailed mine studies and to revise mine plans as compared with previous forecasts. The Reona write-down totaled $17.5 million and the San Cristobal write-down totaled $17.6 million. In addition to these write-downs, Inti Raymi wrote off the remaining carrying value of idled oxide assets and accounts receivable related to take-or-pay lime purchase contracts and made a provision of $3.5 million for obsolete and slow moving materials and supplies inventory.

         In 1995, management decided that the Company would dismantle portions of the milling facility used for the milling of ore from the depleted Fortitude mine at the Battle Mountain Complex rather than renovate it for use in the Phoenix project or other possibilities. Consequently, the net carrying value of this mill and related facilities was written off during 1995 and resulted in a charge to operations of approximately $2.2 million. Spare parts related to this milling facility were rendered obsolete by this decision, and therefore, $0.9 million was charged to milling and other plant costs.

General and Administrative Costs - General and administrative expenses decreased in 1997 as compared with 1996 primarily as a result of $2.0 million of restructuring costs incurred by NML in 1996. These restructuring costs resulted in increased 1996 expenses as compared with 1995.

Interest Expense - Interest with respect to borrowings attributable to any given project in the pre-commercial production stage is capitalized. Interest expense would be expected to increase when any acquisitions or mine development investments reach the operational stage. The interest costs associated with the Company's 6% convertible subordinated debentures were capitalized as part of the Lihir investment until October 1, 1997, when Lihir reached the commercial production stage.

         Gross interest expense increased slightly in 1997 as compared with 1996 as a result of the $145 million bank borrowing by BMCL in September 1997 and the expensing of interest, previously capitalized, related to Lihir commencing commercial production. It is expected that interest expense will increase in the future as a result of these items.

         Interest expense decreased in 1996 compared with 1995 primarily as a result of the combination with Hemlo Gold. Cash balances from Hemlo Gold were used to repay outstanding indebtedness, and cash flows generated from Canadian operations reduced the Company's borrowing requirements during 1996.

Interest Income - Interest income decreased in 1997 compared with 1996, due to lower levels of cash to invest in the first three quarters of 1997. It is expected that interest income will increase in 1998 as the Company should have significantly higher cash balances than it had in 1997. Interest income decreased in 1996 as compared with 1995 due to lower interest rates and lower average balances of invested cash.

Other Income, net - Other income, net decreased in 1997 compared with 1996. This decrease was attributed to higher foreign currency transaction losses experienced in 1997, primarily on the $145 million BMCL bank loan, and lower levels of capitalized interest. Other income, net decreased in 1996 as compared with 1995 as a result of higher foreign currency transaction losses incurred by NML in 1996.

Income and Mining Taxes - Income tax expense decreased in 1997 as compared with 1996 due to a change in certain assumptions related to the Company's accounting for U.S. income taxes. As BMG expects to continue investing the proceeds from the sale of NML, as described in Note 7 of the Notes to Consolidated Financial Statements in Item 8, in the U.S. in future years, and according to current business plans, the Company no longer expects to remit to the U.S. any accumulated or future Canadian earnings generated by BMCL. The proceeds from the sale are expected to be sufficient to meet the Company's operating needs in the U.S. in the near future. Additionally, the interest income expected to be derived from such funds has led management to project U.S. taxable income in future years sufficient to recognize currently a portion of the

 Company's net operating loss carryforwards in the United States. As a result, the Company recorded a $16.4 million income tax benefit in the third quarter of 1997, representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities previously recorded on expected remittances of Canadian earnings. Additionally, BMG recognized tax benefits of $7.2 million during the third quarter of 1997 as a result of revised projections of future taxable income at certain of the Company's subsidiaries, which resulted in third quarter 1997 recognition of the tax benefit of net operating loss carryforwards at these subsidiaries.

         Income tax expense increased in 1996 as compared with 1995 as a result of several factors, including a provision for Canadian income taxes on Canadian earnings of $18.2 million, the accrual of $7.1 million in Canadian withholding taxes on distributed and retained earnings of BMCL and the recording of a 100% valuation allowance of approximately $10.2 million related to certain deferred tax assets recognized in 1995 that were no longer expected to be realized due to then current and expected future levels of foreign tax credits. As described above, this strategy was revised in 1997.

         The Company's effective income tax rate in 1995 was affected by the recognition of U.S. deferred tax assets related to foreign tax credits. Income tax expense in 1995 resulted primarily from Canadian income taxes on Canadian earnings and the accrual of withholding taxes on income from Inti Raymi.

         The Bolivian Mining Code was amended in the first half of 1997 to subject all gold mining operations to an income tax as well as a sliding royalty on gold sales. Under the new law, the royalty will range from 3.5%-7.0%, depending on the price of gold; however, income tax incurred at a rate of 25% will be creditable against the royalty imposed. This new law eliminated the Company's exemption from income tax previously granted pursuant to certain provisions of the Mining Code. The Company anticipates that compliance with this legislation will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

         Mining taxes decreased in 1997 compared with 1996 as a result of lower levels of Canadian mining income. Mining taxes increased in 1996 compared with 1995 as a result of the Golden Giant mine shut-downs in 1995.

         In order to realize its U.S. deferred tax assets, the Company would have to generate additional taxable income of approximately $31 million. The Company's current level of earnings would not be sufficient to generate the required net income; however, the Company has several new projects that when in operation will generate substantially higher U.S. taxable income. The Company has also completed a restructuring of its assets in the U.S. as previously described. The Company's projections also anticipate higher gold prices in the future based on historically higher gold prices. BMG's net operating loss carryforwards will expire beginning 2003 as follows: $1.3 million, $0.9 million, $2.2 million and $2.0 million in the years 2003 through 2006, respectively; and $16.5 million, $23.4 million, $19.5 million, $7.3 million and $25.6 million in the years 2007 through 2011, respectively.

Minority Interest in Net Loss (Income) - Minority interest in net income increased in 1997 compared with 1996, and decreased in 1996 compared with 1995. In 1996, there was a net loss attributable to minority interests primarily from a $35.4 million loss incurred by NML. A major factor contributing to NML's net loss was the San Cristobal impairment charge, of which approximately $8.7 million was attributable to minority interests.

LIQUIDITY AND CAPITAL RESOURCES

Summary - At December 31, 1997, the Company had cash and cash equivalents of $185.0 million. Of this, $106.3 million was held by BMG, $37.4 million by BMCL, $40.9 million by NML and $0.4 million by Inti Raymi. An additional $8.5 million of restricted cash was held by Inti Raymi for future debt service and $9.2 million of restricted cash was held by NML related to an NML guarantee of Lihir debt.

Operating Activities - The Company generated cash flows of $61.2 million, $56.6 million and $73.9 million from operating activities in 1997, 1996 and 1995, respectively. The decrease in cash flows in 1996 resulted primarily from the payment of merger expenses and decreased cash flows at the Kori Kollo mine and at the Company's mines other than the Golden Giant.

Investing Activities - Cash used in investing activities increased to $63.0 million in 1997 as compared with $55.2 million in 1996. Approximately $16.6 million was spent on the Pajingo Joint Venture, $7.4 million at Inti Raymi, $10.3 million at Golden Giant and $8.2 million at Crown Jewel.

         Cash used for investing activities decreased to $55.2 million in 1996 as compared with $145.1 million in 1995. The Company spent approximately $9.7 million on the Crown Jewel project, $10.3 million on the Phoenix project and $9.3 million on the Holloway mine during 1996. In 1995, the Company spent approximately $67 million on the Lihir project. Expenditures in 1995 also included the acquisition of an additional interest in the Lihir Joint Venture by NML. See "Investing Activities - Lihir" below.

         In 1995, in addition to the investment in Lihir, the Company spent a total of approximately $25 million at the Kori Kollo mine for capital expenditures and approximately $16.7 million for the development of the Holloway mine. Capital expenditures at the Kori Kollo mine in 1995 included approximately $6.3 million on the recovery enhancement system and $1.4 million on the tailings treatment facility. The remaining $17 million spent in 1995 at the Kori Kollo mine was primarily on various dewatering system projects and the purchases of haul trucks and other mining equipment.

         The Company has included $80 million for total projected capital expenditures in its 1998 business plan. Of these expenditures, 73% is expected to be spent in North America, 11% in Latin America and 16% in the South Pacific, primarily Australia. The Company continues to evaluate strategic opportunities that may exist in the marketplace as a result of depressed gold prices.

         Phoenix Project - The Phoenix project is located in the Copper Canyon area of the Battle Mountain Complex. In permitting work, additional studies have led to revisions to the hydrology and geochemistry reports, necessitating submission of a revised Plan of Operations for the Environmental Impact Study. The revised plan is expected to be ready for submission in March 1998. Because planned drill tests and pilot plant work have the potential to expand the scope of the project and significantly improve the originally envisioned economics, further revisions to the proposed Plan of Operations will be necessary. These uncertainties make it difficult to determine with accuracy the timing of completion of permitting and potential start-up dates for the mine, although the earliest feasible start-up date for Phoenix currently appears to be during the year 2000.

         Total capital costs of the Phoenix project were originally estimated at $142 million, excluding capitalized interest. The Company is continuing to investigate alternatives in an attempt to decrease the capital cost of the project and is unable at this time to determine with accuracy what the total capital costs of the Phoenix project will be upon its completion. The
Company has spent $24.1 million on the development of this project through December 31, 1997.

         Crown Jewel Project - The Company plans to construct a 3,000 ton-per-day milling facility. Construction is planned to begin upon receipt of all requisite permits. BMG is proceeding with permitting of the project. The Environmental Impact Statement was finalized and a Record of Decision and certain permits were issued in 1997. Additional state and federal permits and approvals are required to commence construction. The Company cannot predict with certainty the timing and outcome of governmental determinations with respect to these permits and approvals. A number of appeals with respect to the project have been filed by individuals and public interest groups. The impact and exact timing for final resolution of these appeals, or any other appeals related to the permitting process, cannot be determined with any accuracy at this time.

         To earn a 54% ownership interest in the Crown Jewel project, BMG has agreed to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. The total estimated cost of acquisition and development of the Crown Jewel project is approximately $142 million, excluding capitalized interest. As of December 31, 1997, $72.0 million has been spent, of which $63.7 million has been capitalized.

         Lihir - The Company holds an indirect interest in the Lihir mine in Papau New Guinea through its 50.5% ownership of NML, which in turn owns 17.15% of Lihir Gold Limited ("LGL"). Commercial production of sulphide ore at Lihir commenced on October 1, 1997.

         Financing for the Lihir project involved bank debt facilities and an initial public offering of common stock of LGL. In connection with the LGL debt financing, NML has guaranteed, until project completion (as defined), 30% of LGL's obligations under the facilities. These obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements. Neither BMG nor its non-NML subsidiaries have any obligation or liability under this guarantee. As of December 31, 1997, LGL has drawn approximately $295 million under this debt facility. In addition, NML has pledged its LGL shares, having a fair value of approximately $160 million at December 31, 1997, as security under the facility until project completion.

         New World Project - The New World project is owned by a subsidiary of Crown Butte Resources Ltd. ("CBR"), a Canadian corporation in which the Company owns a 60% interest. In August 1996, BMCL announced that it would vote its 60% interest in CBR in favor of the agreement entered into on August 12, 1996, between CBR, the U.S. government and certain special interest groups (the "August 1996 Agreement"). The August 1996 Agreement provides a framework whereunder CBR would exchange property interests within the New World Mining District for U.S. interests or assets having a value of $65 million, and then set aside $22.5 million for the completion of reclamation and restoration programs in the District. The exchange would result in the settlement of existing litigation under the federal Clean Water Act relating to historic mining impacts and mutual releases between the parties as to any further environmental liabilities. The August 1996 Agreement also provides for the suspension of permitting pending the consummation of the exchange. BMCL's decision to support the August 1996 Agreement was based, among other things, on reduced economic expectations resulting from protracted permitting and potential environmental liabilities related to historic mining at New World. The carrying value of the New World project at December 31, 1997, was $42.5 million on a consolidated basis, of which BMCL's 60% share was $25.5 million.

         The August 1996 Agreement contains a number of conditions beyond the control of CBR, including obtaining shareholder approval and confirmation by appraisal that the interests to be acquired by the U.S. have a fair market value of at least $65 million. CBR also has the right to withdraw from the August 1996 Agreement under certain circumstances. Failure to complete the exchange contemplated in the August 1996 Agreement would result in the legal action under the Clean Water Act proceeding and, as was the case prior to the August 1996 Agreement, there can be no assurance that any renewed permitting efforts would be successful.

         The August 1996 Agreement is also conditioned upon CBR acquiring fee title (or such other interests as are acceptable to the United States) in certain lands currently leased to CBR. In September 1997, CBR obtained from its lessor an option under which it can cause the lessor to grant to the U.S. a restriction that would preclude mining on the lessor's property unless the President and Congress concur with development thereon.

         The August 1996 Agreement provides that the United States shall identify interests or assets available for transfer to CBR. The Interior Appropriations Bill (F.Y. 1998) (the "Bill"), which became law in November 1997, makes $65 million in cash available for the purchase of New World property interests, subject to certain conditions including the parties to the August 1996 Agreement entering into and lodging in Federal District Court a consent decree related to the Clean Water Act as required by the 1996 August Agreement, an appraisal of the property interests to be acquired by the United States being undertaken, the Secretary of Agriculture issuing an opinion of value to certain Congressional committees with respect to the property interests to be acquired, and the applicable requirements of the National Environmental Policy Act being met. The Bill provides that the amount paid by the United States to acquire the New World property interests shall not exceed $65 million, but may exceed the value stated in the appraisal if the Secretary of Agriculture certifies to Congress that such action is in the best interests of the United States. The monies will only become available after the enactment of separate authorizing legislation or the passage of 180 days from November 14, 1997, which period of time would be extended if the appraisal called for in the Bill is not provided to certain Congressional committees by March 15, 1998.

         In 1993, several special interest groups filed a complaint in U.S. District Court against CBR and others, alleging that certain discharges from the CBR-controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. As a result of that ruling, CBR and other defendants may be liable for costs of remediation, civil penalties and attorneys' fees. It is not possible to predict the amount of such liability at this time. The federal judge hearing the case has stayed all matters in the case in light of the August 1996 Agreement, the consummation of which would result in the settlement of the case.

Exploration - During 1997, the Company spent approximately $28.8 million on exploration and evaluation activities. The Company expects to spend approximately $25 million on 1998 exploration programs in search of potential additional mineral deposits. Of this amount, 37% is budgeted to be spent in the U.S. and Canada, 28% in Mexico and Central and South America, and 16% in the western Pacific and Africa. The remaining 19% is budgeted for evaluation of yet-to-be identified exploration opportunities worldwide.

Financing Activities - On September 30, 1997, BMG sold its interest in NML to BMCL, facilitated primarily by a $145 million bank borrowing by BMCL. The Company currently has a Cdn $10 million line of credit in place with a Canadian bank and a $15.0 million uncommitted revolving facility with the Union Bank of Switzerland, of which letters of credit totaling $4.9 million were outstanding at December 31, 1997.

         In 1992, BMG's majority-owned Bolivian subsidiary, Inti Raymi, borrowed funds from three international agencies under three separate but coordinated financing facilities that provided most of the funding necessary for the development of the Kori Kollo mine. Each of these facilities imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders and limits additional fixed asset purchases, dispositions, debt and liens. As of December 31, 1997, Inti Raymi owed an aggregate of $38.7 million under these facilities. The International Finance Corporation ("IFC") facility includes a $5 million convertible loan payable on March 1, 2002, which may be converted at any time at IFC's option, into a 3.98% ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid in semi-annual installments which commenced in 1994 and will continue through 2000. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends. In 1997, Inti Raymi paid dividends of $9.0 million to its shareholders ($7.9 million to BMG).

     Certain of the Inti Raymi financing agreements contain provisions that require the current Kori Kollo mining plan to indicate production that extends at least three years beyond the final scheduled principal payment. Failure to meet the provisions would result in certain Inti Raymi intercompany debt and dividend payment restrictions until such time as compliance is achieved by either pre-payment of a sufficient portion of the debt or an increase in the Kori Kollo mine ore reserves. The current Kori Kollo mine plan indicates a two month shortfall in the required three year production period. Accordingly, unless a waiver is obtained from the lenders, Inti Raymi will be required to make a pre-payment in the aggregate amount of $6.9 million by June 30, 1998. Inti Raymi has applied for but has not yet received a waiver of the required pre-payment to its lenders, accordingly, at December 31, 1997, the Company has classified the required $6.9 million pre-payment to current portion of long term debt. The Company expects that it will obtain the required waiver.

         The Company does not expect NML to pay dividends currently due to NML's other business commitments and plans for its working capital.

         In the determination of the amount of any dividends to be paid to common shareholders, management and the Board of Directors regularly review, among other factors, the Company's projected operating results, cash flows and financial position. The Company paid dividends of $11.5 million, or $0.05 per share, to common shareholders in 1997.

Conclusion - The Company expects that cash currently held, along with future cash flows from operations, will be sufficient to meet future cash needs at least through the end of 1998.

Government Regulation - All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated cost of ultimate reclamation is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the obligations to be incurred is uncertain, at December 31, 1997, the Company estimated these future costs, including severance costs, to total approximately $57.9 million, of which $27.9 million was accrued.

         The Company has investigated the infiltration of liquids from the tailings facility to the ground-water at the Battle Mountain Complex. This facility was unlined at the time it was constructed in keeping with then-accepted practice. Pursuant to the state-issued water pollution control permit, the Company has prepared and submitted an evaluation of mitigation alternatives for the groundwater. The Company currently expects to achieve these standards by utilizing the high chloride water in connection with its proposed Phoenix operation. Pursuant to the state-issued water pollution control permit covering the site, the Company has prepared, submitted and implemented a work plan for further investigation of surface water and groundwater in a highly mineralized area where sampling has indicated that the water is acidic and high in metals. Due to the preliminary nature of this investigation, it is not possible for the Company to estimate what, if any, remediation might be required with respect to this area.

         Bolivia enacted federal environmental legislation in 1992. This was followed in December 1995 by the promulgation of general environmental regulations. These new regulations require obtaining environmental licenses for both existing and new operations, set air and water quality discharge standards, set standards for the management of solid and hazardous wastes, provide procedures and schedules for existing operations to come into compliance and require the preparation of environmental impact studies in some instances. Pursuant to these regulations, Inti Raymi has prepared an Environmental Statement as an application for an environmental license for the Kori Kollo mine and submitted such to the government in July 1997. The Environmental Statement is currently under review by the Bolivian government. In August 1997, specific environmental regulations for mining were promulgated. These regulations contain a set of general technical and regulatory standards and norms for environmental management within the mining industry. In addition, the government is continuing to develop specific technical standards for the mining industry. Upon approval of the environmental license for the Kori Kollo mine, the Company will have 18 months to update its environmental licenses, if necessary, to reflect compliance with said regulations. The regulations, promulgated in 1995 and 1997, contain environmental standards and requirements applicable to the Kori Kollo mine which, depending on how the regulations are implemented and interpreted, could require additional expenditures and changes in operations. It is possible that such expenditures and changes could have a material adverse effect on the Company's financial condition and/or results of operations.

Based on the Company's evaluation of the data collected to date and assuming reasonable interpretation and implementation of existing regulations and reasonableness in the adoption of additional specific technical standards, the Company anticipates that compliance will not have a material adverse effect on the Company's financial condition or results of operations.

Forward Sales and Hedging - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

         The Company utilizes fixed forward and spot deferred sales contracts and may use options to hedge anticipated sales of gold and silver. The following summarizes the Company's open hedged sales contracts outstanding at December 31, 1997:

                                     Average Price
                      Amount            Per Unit                Period
                      ------            --------                ------
BMG
    Gold               26,540 oz             US$422          Jan 98 - Apr 98
NML
    Gold                5,000 oz              A$676              Jan 98
    Gold                6,000 oz             US$420              Jan 98
    Copper          4,409,240 lb            US$0.94          Jan 98 - Apr 98

         Pursuant to pricing provisions as set forth in certain customer forward sales contracts, as of December 31, 1997, the Company had committed to deliver 128,000 ounces of gold valued at approximately $39.4 million at prices determined during various pricing periods in 1997. All such contracts matured by January 30, 1998. The average price of gold sold under these commitments was approximately $309 per ounce.

         At December 31, 1997, the aggregate amount by which the net market value of the Company's open forward sales contracts was greater than the spot price of $289 per ounce of gold and $0.79 per pound of copper was $8.2 million, of which $1.0 million was attributable to minority interests. The foregoing amounts were calculated assuming the conversion of Australian dollar contracts to U.S. dollars at the December 1997 month-end exchange rate of US$0.65 to A$1.

         The Company is exposed to certain credit-related losses in the event of nonperformance by counterparties to these agreements, generally by the amount which the contract price exceeds the spot price of a commodity. The Company attempts to minimize its credit exposure by limiting its counterparties to major financial institutions which meet the Company's credit rating standards, limiting the maximum exposure to any one counterparty, and spreading exposure among a minimum number of counterparties. The Company does not require collateral from its counterparties. Management believes that the risk of incurring significant losses is remote.

         In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flows for specific needs.

Foreign Operations - The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and exploitation of foreign gold reserves. Identifiable assets attributable to the Company's operations outside the U.S. and Canada as of December 31, 1997, were approximately $596.1 million. Mining operations outside the U.S. and Canada represented approximately 51% of total gross revenues for the year ended December 31, 1997. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

         The previous administration of Bolivia had initiated far reaching programs to decentralize the central government's authority, as well as the distributions of the tax revenues, reform the education and tax system, and promote private ownership of previously state-owned companies. While the Company believes these reforms are beneficial to the Bolivian people and the Bolivian economy, it is difficult to predict the ultimate impacts these and associated reforms, and the change in administration in June 1997, will have on the Company's Bolivian operations.

         Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of those operations.

Inflation and Changing Prices - Gold production costs and corporate expenses are subject to normal inflationary pressures, which to date, have not had a significant impact on the Company. The Company's results of operations and cash flows are affected by fluctuations in the market prices of gold, silver and copper and to a lesser extent by changes in foreign currency exchange rates.

         Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both required to be adopted in fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as the Company's foreign currency translation adjustments and minimum pension liability; be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard will require a change in the presentation of the Company's financial statements from that currently presented. SFAS No. 131 requires disclosure of certain information regarding segments, some of which disclosures are not currently presented by the Company. Management does not anticipate any significant impact upon implementation of these standards, which will be implemented by the Company beginning with its 1998 financial statements.

Year 2000 Issue - The Company is currently conducting an inventory of all its computer systems. Software vendors will be contacted to verify year 2000 compliance, and where possible and deemed necessary, the systems will be tested. Systems that have known year 2000 problems are being replaced. An outside contractor is assisting the Company with this and it is expected that all testing and replacing necessary will be completed by the first quarter of 1999. The Company does not anticipate any material adverse effect on operations regarding year 2000 compliance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page
                                                                    ----
I.   Battle Mountain Gold Company

        Reports of Independent Accountants........................51 - 52

        Consolidated Statement of Operations......................    53

        Consolidated Balance Sheet................................    54

        Consolidated Statement of Shareholders' Equity............    55

        Consolidated Statement of Cash Flows......................    56

        Notes to Consolidated Financial Statements................    57

        Supplemental Financial Information (Unaudited)............    77

II.   Lihir Gold Limited

        The financial statements of Lihir Gold Limited, an equity investee of the Company, will be filed through amendment to this Form 10-K within 180 days of December 31, 1997.

                        Report of Independent Accountants





To the Board of Directors and Shareholders of Battle Mountain Gold Company

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements of Battle Mountain Gold Company listed in the index appearing under Item 14(a)(1) on page 79 present fairly, in all material respects, the financial position of Battle Mountain Gold Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Hemlo Gold Mines Inc., which statements reflect total revenues of $102 million for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hemlo Gold Mines Inc., is based solely on the report of the other auditors. We conducted our audits of the Company's statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2, effective January 1, 1997, the Company changed its method of accounting for computing depreciation, depletion and amortization related to its Bolivian subsidiary.





Price Waterhouse LLP
Houston, Texas
February 20, 1998

                   Report of Independent Chartered Accountants


To the Shareholders of
HEMLO GOLD MINES INC.



We have audited the consolidated statements of earnings and retained earnings and cash flows of Hemlo Gold Mines Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company's operations and the changes in its financial position for the year ended December 31, 1995, in accordance with accounting principles generally accepted in Canada.



Toronto, Canada                                           Ernst & Young
February 8, 1996                                          Chartered Accountants

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                       YEARS ENDED DECEMBER 31
 Millions, except per share amounts                                              1997           1996           1995
 ----------------------------------                                              ----           ----           ----

 SALES (Note 10)                                                               $ 344.9        $ 424.0         $ 401.2
                                                                               -------        -------         -------

 COSTS AND EXPENSES
      Production costs                                                           234.3          259.2           230.5
      Depreciation, depletion and amortization                                    72.8           94.2            86.5
      Exploration, evaluation and other lease costs, net                          24.8           32.8            22.9
      Asset write-downs (Note 6)                                                     -           39.9             2.2
      Merger expense (Note 3)                                                      2.7           22.7               -
      General and administrative expenses                                         13.6           17.7            15.3
                                                                               -------        -------         -------
          Total costs and expenses                                               348.2          466.5           357.4
                                                                               -------        -------         -------
 OPERATING INCOME (LOSS)                                                          (3.3)         (42.5)           43.8

      Interest expense                                                           (13.9)         (13.3)          (16.2)
      Interest income                                                              6.0            8.8            10.2
      Other income (expense), net (Note 11)                                       (2.3)           5.8            10.2
                                                                               -------        -------         -------
 INCOME (LOSS) BEFORE INCOME TAXES
   AND  MINORITY INTEREST                                                        (13.5)         (41.2)           48.0

      Income tax expense (benefit) (Note 9)                                      (17.4)          37.4             7.5
      Mining taxes (Note 9)                                                        6.7           11.7             4.7
      Minority interest in net loss (income)                                      (2.3)          16.0            (6.1)
                                                                               -------        -------         -------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                           (5.1)         (74.3)           29.7
      Cumulative effect of accounting change, net (Note 2)                       ( 3.7)             -               -
                                                                               -------        -------         -------
 NET INCOME (LOSS)                                                               ( 8.8)         (74.3)           29.7
      Preferred dividends (Note 8)                                                 7.5            7.5             7.5
                                                                               -------        -------         -------
 NET INCOME (LOSS) TO COMMON SHARES                                            $ (16.3)       $ (81.8)        $  22.2
                                                                               =======        =======         =======
 Earnings (loss) per common share
      Before cumulative effect of accounting change                            $  (.05)       $  (.36)        $   .10
      Accounting change                                                           (.02)            -               -
                                                                               -------        -------         -------
      Basic and diluted                                                        $  (.07)       $  (.36)        $   .10
                                                                               =======        =======         =======
 Dividends per common share                                                    $   .05        $   .07         $   .08
                                                                               =======        =======         =======
 Average common shares outstanding for earnings (loss)
   per share purposes
      Basic                                                                      229.7          229.6           227.9
      Diluted                                                                    229.7          229.6           233.4

 Pro forma amounts assuming accounting change had
   been applied retroactively
      Net income (loss)                                                        $  (5.1)       $ (73.9)        $  27.8
      Earnings (loss) per common share-basic and diluted                          (.05)          (.36)            .09


  The accompanying notes are an integral part of these financial statements.




                                        BATTLE MOUNTAIN GOLD COMPANY
                                         CONSOLIDATED BALANCE SHEET

                                                                                             DECEMBER 31
 Millions except per share amounts                                                   1997                 1996
 ---------------------------------                                                   ----                 ----

 ASSETS
 Current assets
    Cash and cash equivalents                                                    $  185.0              $   94.0
    Restricted cash                                                                  17.7                   9.0
    Accounts receivable                                                              33.0                  48.7
    Product inventories                                                               8.3                  10.4
    Materials and supplies inventories                                               25.4                  28.9
    Assets held for sale (Note 5)                                                    42.5                    -
    Other current assets                                                             12.1                  12.7
                                                                                  -------               -------
       Total current assets                                                         324.0                 203.7

 Investments (Note 4)                                                               255.2                 248.8
 Property, plant and equipment, net (Note 5)                                        489.3                 565.4
 Other assets (Note 9)                                                               24.7                  19.0
                                                                                  -------               -------
TOTAL ASSETS                                                                     $1,093.2              $1,036.9
                                                                                  =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings (Note 7)                                                $    4.9              $   21.8
   Current maturities of long-term debt (Note 7)                                     44.0                  13.6
   Accounts payable and accrued liabilities                                          24.0                  24.5
   Interest payable                                                                   5.8                   6.9
   Salaries, wages and benefits payable                                               4.6                  13.3
   Income and mining taxes payable (Note 9)                                          10.1                  18.1
   Other current liabilities                                                         12.7                   6.1
                                                                                  -------               -------
      Total current liabilities                                                     106.1                 104.3

Long-term debt (Note 7)                                                             241.0                 139.2
Deferred income and mining taxes (Note 9)                                            84.1                 106.9
Deferred mine reclamation and closure costs (Note 16)                                30.6                  25.4
Other liabilities                                                                    17.7                  15.6
                                                                                  -------               -------
      Total liabilities                                                             479.5                 391.4
                                                                                  -------               -------

Minority interest                                                                   107.7                 107.2
                                                                                  -------               -------

Commitments and contingencies (Note 16)                                               -                     -

Shareholders' equity (Note 8)
   Convertible preferred stock, $1.00 par value:
     Authorized - 50.0 million shares; issued and outstanding,
     1997 and 1996 - 2.3 million shares                                             110.6                 110.6
   Common stock, $.10 par value:
     Authorized - 500.0 million shares; issued and outstanding,
     1997 - 229.8 million shares and 1996 - 229.6 million shares                     12.3                  11.3
   Additional paid-in capital                                                       344.3                 344.2
   Retained earnings                                                                 59.8                  87.6
   Cumulative foreign currency translation adjustment                               (21.0)                (15.4)
                                                                                  -------               -------
      Total shareholders' equity                                                    506.0                 538.3
                                                                                  -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,093.2              $1,036.9
                                                                                  =======               =======

  The accompanying notes are an integral part of these financial statements.




                                                           BATTLE MOUNTAIN GOLD COMPANY
                                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                 Additional                    Currency          Total
                                     Preferred      Common        Paid-in       Retained     Translation     Shareholders'
                                       Stock        Stock         Capital       Earnings      Adjustment        Equity
Millions                               -----        -----         -------       --------      ----------        ------
--------
DECEMBER 31, 1994                      $110.6       $8.1          $350.8         $181.1        $(24.0)         $ 626.6

    Shares issued                         -           -              2.0            -             -                2.0
    Exercise of NML options               -           -             (2.2)           -             -               (2.2)
    LGL equity offering                   -           -             (6.6)           -             -               (6.6)
    Net income                            -           -              -            29.7            -               29.7
    Common stock dividends                -           -              -           (18.5)           -              (18.5)
    Preferred stock dividends             -           -              -            (7.5)           -               (7.5)
    Currency translation                  -           -              -              -             5.9              5.9
    adjustments
                                    ------------ ------------- --------------- ------------ --------------- ----------------
DECEMBER 31, 1995                       110.6        8.1           344.0         184.8          (18.1)           629.4

    Shares issued                         -           -              3.4            -             -                3.4
    Shares exchanged                      -          3.2            (3.2)           -             -                -
    Net loss                              -           -              -           (74.3)           -              (74.3)
    Common stock dividends                -           -              -           (15.4)           -              (15.4)
    Preferred stock dividends             -           -              -            (7.5)           -               (7.5)
    Currency translation                  -           -              -              -             2.7              2.7
    adjustments
                                    ------------ ------------- --------------- ------------ --------------- ----------------
DECEMBER 31, 1996                       110.6       11.3           344.2          87.6          (15.4)           538.3

    Shares issued                         -           -              1.1            -             -                1.1
    Shares exchanged                      -          1.0            (1.0)           -             -                -
    Net loss                              -           -              -           ( 8.8)           -              ( 8.8)
    Common stock dividends                -           -              -           (11.5)           -              (11.5)
    Preferred stock dividends             -           -              -            (7.5)           -               (7.5)
    Currency translation                  -           -              -              -            (5.6)            (5.6)
    adjustment
                                    ------------ ------------- --------------- ------------ --------------- ----------------
DECEMBER 31, 1997                   $  110.6     $  12.3        $  344.3       $  59.8      $   (21.0)      $    506.0
                                    ============ ============= =============== ============ =============== ================




  The accompanying notes are an integral part of these financial statements.




                                              BATTLE MOUNTAIN GOLD COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31
 Millions                                                                           1997           1996          1995
 --------                                                                           ----           ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                               $( 8.8)         $(74.3)         $29.7
  Adjustments to reconcile net income (loss) to cash flows
   from operating activities:
    Depreciation, depletion and amortization                                       72.8            94.2           86.5
    Deferred income tax expense (benefit) (Note 9)                                (33.8)           10.8           (1.3)
    Asset write-downs (Note 6)                                                      -              39.9            2.2
    Gain from sales of assets                                                      (0.4)           (0.2)          (5.2)
    Cumulative effect of accounting change, net (Note 2)                            3.7            -              -
    Increase in accrued reclamation costs                                           4.6             7.0            0.9
    Loss on foreign currency transactions                                           7.6             2.2            0.4
    Net change in working capital accounts (Note 18)                                7.6            (5.4)         (44.1)
    Minority interest in net income (loss)                                          2.3           (16.0)           6.1
    Other, net                                                                      5.6            (1.6)          (1.3)
                                                                                   ----            -----         -----
 NET CASH FLOWS PROVIDED BY  OPERATING ACTIVITIES                                  61.2            56.6           73.9
                                                                                   ----            -----         -----

 CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                          (62.4)          (57.0)        (144.6)
    Increase in cash held in escrow                                                 -              (0.3)          (5.0)
    Proceeds from sales of assets                                                   4.7             0.9            5.6
    Other, net                                                                     (5.3)            1.2           (1.1)
                                                                                   ----           -----          -----
 NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (63.0)          (55.2)        (145.1)
                                                                                   ----           -----          -----

 CASH FLOWS FROM FINANCING ACTIVITIES
    Cash proceeds from borrowings                                                 156.7            18.7           73.9
    Debt repayments                                                               (24.5)          (50.4)         (77.0)
    Cash proceeds from stock issuances                                              0.7             2.5           19.9
    Increase (decrease) in short-term borrowings                                  (16.9)            8.8            -
    Cash dividend payments                                                        (18.9)          (22.6)         (26.0)
    Decrease (increase) in restricted cash                                         (3.3)            0.7           (0.9)
    Other, net                                                                      -               0.2           (0.1)
                                                                                   ----           -----          -----
 NET CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                            93.8           (42.1)         (10.2)
                                                                                   ----           -----          -----

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (1.0)            2.2            4.4
                                                                                   ----           -----          -----

 Net increase (decrease) in cash and cash equivalents                              91.0           (38.5)         (77.0)
 Cash and cash equivalents at beginning of year                                    94.0           132.5          209.5
                                                                                   ----           -----          -----
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $185.0          $ 94.0         $132.5
                                                                                  =====           =====          =====


  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   Notes to Consolidated Financial Statements

     Index
      1.    Accounting Policies Summary................................................... 57
      2.    Change in Accounting Method................................................... 61
      3.    Combinations and Acquisitions................................................. 61
      4.    Investments................................................................... 62
      5.    Property, Plant and Equipment................................................. 62
      6.    Asset Write-downs............................................................. 63
      7.    Debt.......................................................................... 63
      8.    Shareholders' Equity.......................................................... 64
      9.    Taxes......................................................................... 65
     10.    Significant Customers and Export Revenues..................................... 67
     11.    Other Income, net............................................................. 67
     12.    Common Stock and Stock Options................................................ 68
     13.    Earnings per Share............................................................ 69
     14.    Benefit Plans................................................................. 70
     15.    Geographic and Segment Information............................................ 71
     16.    Commitments and Contingencies................................................. 72
     17.    Hedging Activities............................................................ 73
     18.    Supplemental Cash Flow Information............................................ 74
     19.    Related Party Transactions.................................................... 75
     20.    Fair Value of Financial Instruments........................................... 75
     21.    Battle Mountain Canada Ltd. Summarized Financial Information.................. 76


Note 1.  Accounting Policies Summary

Nature of Operations - Battle Mountain Gold Company ("BMG") and its subsidiaries (collectively "the Company") are engaged in the mining and processing of gold and silver ore in the United States, Canada, Bolivia, Chile and Australia, and in the exploration and evaluation of precious metals properties, primarily in Latin America, West Africa, the Austral Pacific, Canada and the United States. BMG was incorporated in Nevada in 1985.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries. All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Consistent with accepted mining industry practices, interests in unincorporated mining joint ventures are reported using the proportionate consolidation method whereby the Company reports its proportionate share of assets, liabilities, revenue and expenses. Certain amounts for prior years have been reclassified in the consolidated financial statements in order to conform with the current year classification.

         In July 1996, BMG combined with Hemlo Gold Mines Ltd. ("Hemlo") through a merger accounted for as a pooling of interests. Accordingly, the applicable information contained in the accompanying consolidated financial statements was restated in 1996 to reflect the accounts of Hemlo.

Estimates, Risks and Uncertainties - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements. The more significant areas requiring the use of estimates relate to mineral reserves, reclamation and environmental obligations, postretirement and other employee benefit liabilities, valuation allowances for deferred tax assets, fair values of financial instruments and recoverability of long-lived assets. Actual results could differ from these estimates. Management believes that the estimates used are reasonable.

         Realization of the Company's assets is subject to various risks including permitting of the Company's new mines, reserves estimation, gold prices and environmental factors.

Cash and Cash Equivalents - All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Bullion and bullion settlements receivable are included as cash equivalents as they are readily convertible into known amounts of cash through forward sales transactions.

Restricted Cash - Activity in this account is considered financing activity for purposes of cash flows. At December 31, 1997 and 1996, this account included a debt reserve account of $8.5 million and $9.0 million, respectively, for the payment of interest and principal obligations related to the Company's Kori Kollo project financing. At December 31, 1997, this account also included $9.2 million held by NML related to an NML guarantee of Lihir debt. The NML balance at December 31, 1996, which amounted to $6.1 million, was included in other assets.

Revenue Recognition - Revenue is recognized when dore (a combination of gold and silver) reaches saleable form or when concentrates are delivered against sales agreements or contracts and the risk of loss passes to the buyer.

Accounts Receivable - Accounts receivable at December 31, 1997 and 1996, include other receivables of approximately $11.4 million and $10.6 million, respectively, relating to Value Added Tax (VAT) credit and import duty receivables.

Inventories - Generally, product inventories, consisting of gold, silver and copper, are reported at the lower of cost or net realizable value using the first-in, first-out method. Gold produced by the Company's Golden Giant mine is valued at estimated net realizable value when it reaches a saleable form. The Company's inventories of materials and supplies are valued at the lower of average cost or estimated net realizable value.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Expenditures for the development of new mines and major development expenditures at existing mines, which are expected to benefit future periods, are capitalized. Exploration and development costs expended to maintain production at operating mines are expensed as incurred. In certain cases, mining costs associated with waste rock removal are deferred as development costs and charged to operations on the basis of the average stripping ratio over the life of the mine.

         Other property, plant and equipment includes capitalized lease costs and mine development costs for projects in progress. Capitalized exploration costs are evaluated annually and costs attributable to unproductive projects are charged directly to abandonment expense.

         Generally, depreciation, depletion and amortization ("DD&A") of mining properties and related assets is calculated using the units-of-production method based upon estimated recoverable mineral reserves.

Assets having an estimated life less than the estimated life of the associated mineral deposits are depreciated on a straight-line basis over the expected life of the asset.

Impairment of Long-Lived Assets - An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable and future undiscounted cash flows estimated to be generated from the asset are less than its carrying amount. Impairment is recorded based on estimated future discounted cash flows.

Investments - Investments in companies owned 20% to 50%, or where the Company has the ability to exercise significant influence, are accounted for using the equity method. Other investments, consisting of investments in non-marketable securities of companies in which the Company owns less than a 20% interest and does not have the ability to exercise significant influence, are recorded at the lower of cost or market. Where a decline in the value of an investment is other than temporary, the investment is written down accordingly.

Exploration and Evaluation Expenditures - All exploration and pre-development evaluation expenditures are expensed as incurred prior to delineation of economic mineralization. Exploration costs incurred subsequent to delineation of economic mineralization are capitalized.

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

Capitalization of Interest - Interest costs incurred attributable to pre-commercial production stage projects are capitalized until those projects commence commercial production.

Reclamation and Closure Costs - Estimated expenditures for future reclamation and closure costs of the Company's operating sites are accrued on a units-of-production basis over the estimated lives of the respective mines and are included in production costs.

Income and Mining Taxes - The Company follows the asset and liability method of accounting for income taxes. The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. Mining taxes primarily represent Canadian taxes levied on mining operations.

         Deferred income taxes have not been provided on the Company's share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because the Company considers such earnings to be reinvested indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, could generate tax credits that would reduce any U.S. tax.

Stock-Based Compensation - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for non-employee stock-based compensation.

Currency Translation - Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of shareholders' equity. For foreign subsidiaries with U.S. dollar functional currency, the effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in a foreign currency are translated at average exchange rates and included in income.

Earnings per Share - The Company implemented SFAS No.128, "Earnings per Share," effective with its December 31, 1997 financial statements. Accordingly, earnings per share data has been restated for all periods presented. This standard requires the presentation of both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, including the Battle Mountain Canada Ltd. Exchangeable Shares. Diluted earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as preferred stock and common stock options, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year.

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

         Gains, losses and expenses related to fixed forward and spot deferred sales contracts for the sale of its produced metals are netted against revenue when the hedged production is sold. The Company may also purchase put options for the sale of its produced metals. The premiums paid for the acquisition of put options are netted against revenue in the period of expiry.

         Premiums paid for purchased interest rate caps are amortized as interest expense over the terms of the interest rate cap agreement. Unamortized premiums are included in other assets in the consolidated balance sheet. Gains/losses under cap agreements are accrued as a reduction of/ increase to interest expense.

         Gains and losses on transactions involving foreign exchange contracts designated as hedges of existing assets and liabilities are deferred as exchange rates change and are recognized in income as foreign currency exchange gains/losses when the underlying transactions are realized. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are deferred as exchange rates change and recognized in shareholders' equity as foreign currency translation adjustments when the underlying transactions are realized. Amortization of the discount or premium on such contracts is recognized in shareholders' equity as foreign currency translation adjustments over the life of the contract.

Pending Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both required to be adopted in fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as the Company's foreign currency translation and minimum pension liability adjustments, be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard will require a change in the presentation of the Company's financial statements from that currently presented. SFAS No. 131 requires disclosure of certain information regarding segments, some of which disclosures are not currently presented by the Company. Management does not anticipate any significant impact upon implementation of these standards, which will be implemented by the Company beginning with its 1998 financial statements.

Note 2.  Change in Accounting Method

         Effective January 1, 1997, Empresa Minera Inti Raymi S.A. ("Inti Raymi"), the Company's 88%-owned Bolivian gold mining subsidiary, changed its method of calculating DD&A of mining properties and certain related assets at the Kori Kollo mine. Under the newly adopted method, Inti Raymi calculates units-of-production DD&A on an ounces-produced basis and applies such DD&A rate to the total estimated development costs to be incurred throughout the mine life of Kori Kollo. The Company has correspondingly changed its method of amortizing the premium associated with its investment in Inti Raymi to an ounces-produced basis. Previously, both such DD&A calculations were based on a tonnes-milled rate applied to the capital costs incurred to date.

         Both DD&A methods are acceptable accounting practice. However, management considers the newly adopted method preferable because, in their opinion, it more accurately matches mining revenues with associated expenses and it conforms to more prevalent industry practice.

         The cumulative effect of this accounting change, net of minority interests of $0.5 million and income tax of $0.5 million, for periods ending prior to January 1, 1997, was a decrease in net income of $3.7 million, or $.02 per common share, which was retroactively recognized in the first quarter of 1997. The pro forma amounts shown on the Consolidated Statement of Operations have been adjusted for the effect of retroactive application of the newly adopted method as if it had been in effect for each of the three years in the period ended December 31, 1997. The 1997 quarterly results have been restated for retroactive application of the new method to January 1, 1997 (see Supplemental Financial Information - Unaudited).



 Note 3.  Combination and Acquisitions

Merger with Hemlo Gold Mines Inc. - On July 19, 1996, BMG combined with Hemlo, now known as Battle Mountain Canada Ltd. ("BMCL"), through a merger which resulted in BMCL becoming a wholly-owned subsidiary of BMG. Pursuant to the combination agreement, each holder of BMCL Common Shares received 1.48 Exchangeable Shares for each BMCL Common Share held (see Note 8). The combination was accounted for under the pooling of interests method. Merger costs of approximately $22.7 million were expensed in the second half of 1996, and an additional $2.7 million of merger-related costs were expensed in 1997.

Niugini Mining Limited ("NML") - In the aggregate, since 1989, the Company has paid approximately $208.5 million for 59.3 million shares of common stock of NML, representing a 50.5% ownership interest as of December 31, 1997. In 1995, BMG's ownership interest was diluted due to employee stock options exercised during the year, and the Company recorded an adjustment of approximately $2 million to reduce the carrying value of its investment in NML to reflect the reduction in ownership interest. The Company paid approximately $17 million in December 1995 to purchase an additional 11.9 million shares of NML common stock. See Note 7 for discussion of BMG's sale of NML to BMCL in September 1997.

Inti Raymi - As of December 31, 1997, the Company has invested an aggregate of $41.1 million in cash and 9.0 million of its common shares (valued at approximately $76.3 million) to acquire its 88% equity in Inti Raymi, a Bolivian gold mining company. At December 31, 1997, the carrying value, net of accumulated amortization, attributed to the Company's share of the Kori Kollo and Llallagua gold deposits exceeded its proportionate share of Inti Raymi's historical cost basis in the deposits by $59.2 million. This excess has been capitalized to property and is being amortized by the units-of-production method based on the deposits' estimated recoverable reserves. Amortization of the excess cost amounted to $13.0 million, $10.6 million and $10.8 million in 1997, 1996 and 1995, respectively.

Note 4.  Investments

         The Company's long-term investments as of December 31 included the following:

          Millions                                               1997              1996
          --------                                               ----              ----
          Lihir Gold Limited                                    $235.4           $231.1
          Mico Investments Limited                                10.5             11.0
          Cash surrender value of life insurance, net              6.6              5.3
          Other                                                    2.7              1.4
                                                                 -----            -----
          Total                                                 $255.2           $248.8
                                                                 =====            =====

         Lihir Gold Limited ("LGL"), a company created specifically for the development, financing, operating and ownership of the Lihir mine in Papua New Guinea, completed an initial public offering of common stock in October 1995. As a result of the initial public offering, NML now owns 154.3 million shares of LGL, representing a 17.15% interest, of which BMG's attributable interest is 8.7%. NML's interest in LGL is accounted for using the equity method of accounting due to NML's ability to exercise significant influence. The quoted market value per share of LGL common stock at December 31, 1997 and 1996, was $1.04 and $1.90, respectively.

         The initial public offering by LGL was the final transaction in a series of planned transactions which restructured and reduced BMG's participation in the Lihir project. The Company recorded the effects of this series of transactions in the fourth quarter of 1995. The net result of these non-cash transactions in the Company's consolidated financial statements was an increase in the carrying value of the LGL investment of approximately $22 million, an increase in minority interest of approximately $28 million and a net decrease in additional paid-in capital of approximately $6 million.

         At December 31, 1997, the carrying value, net of accumulated amortization, attributed to the Company's proportionate share of NML's investment in LGL exceeded its proportionate share of NML's historical cost basis in LGL by approximately $139.1 million. Such excess is being amortized against the Company's share of earnings of LGL by the units-of-production method based on the estimated recoverable ounces attributable to the Lihir mine. Commercial production at Lihir commenced in October 1997 and $1.9 million of such excess cost was amortized in 1997. Interest costs amounting to $4.5 million, $6.0 million and $7.8 million in 1997, 1996 and 1995, respectively, were capitalized in connection with the Company's investment in Lihir.

Note 5. Property, Plant and Equipment

         Property, plant and equipment as of December 31 consisted of the following:

          Millions                                                         1997           1996
          --------                                                         ----           ----
          Mining, milling and other equipment                          $  455.4        $  453.1
          Leasehold and mine development                                  479.1           526.6
          Other                                                           120.1           119.3
                                                                        -------         -------
              Gross property, plant and equipment                       1,054.6         1,099.0
          Accumulated depreciation, depletion and amortization           (565.3)         (533.6)
                                                                        -------         -------
              Net property, plant and equipment                        $  489.3        $  565.4
                                                                        =======         =======

         In 1997, the Company reclassified $42.5 million of other property, plant and equipment to assets held for sale in the consolidated balance sheet, representing the carrying value of the New World project. See Note 16 for further discussion of the New World project.

Note 6. Asset Write-downs

         In accordance with the Company's impairment policy, in the third quarter of 1996, the carrying value of the Company's Reona mine was written down by $17.5 million and the carrying value of the San Cristobal mine, owned by NML, was written down by $17.6 million ($8.9 million after consideration of minority interests). Also in 1996, the Company's Inti Raymi and BMCL subsidiaries recorded asset write-downs totaling $4.8 million in relation to certain idled plant assets, uncollectable receivables and obsolete materials and supplies inventories.

         In 1995, the Company decommissioned and dismantled the milling facility formerly used at the depleted Fortitude mine in Nevada. Accordingly, the remaining $2.2 million net carrying value of this mill and related facilities was charged to operations.

Note 7.  Debt

         The Company had the following long-term debt outstanding as of December 31:

          Millions                                                                  1997           1996
          --------                                                                  ----           ----
          CIBC loan, due 2003, variable rate                                     $ 145.0         $   -
          Convertible subordinated debentures, due 2005, 6%                        100.0           100.0
          Inti Raymi Kori Kollo project financing loans, variable rates             38.7            52.2
          Other                                                                      1.3             0.6
                                                                                   -----           -----
              Total                                                                285.0           152.8
          Less current portion of long-term debt                                    44.0            13.6
                                                                                   -----           -----
          Total long-term debt                                                   $ 241.0         $ 139.2
                                                                                   =====           =====

         On September 30, 1997, BMG sold its interest in NML to BMCL, facilitated primarily by a $145 million bank borrowing from the Canadian Imperial Bank of Commerce ("CIBC") by BMCL. The term loan is secured by the stock of NML held by BMCL, is payable in 25 equal quarterly principal payments commencing January 30, 1998, and matures on December 31, 2003. The loan agreement requires BMCL to meet certain financial covenants which include maintenance covenants relating to leverage, net worth and gold reserves, as well as certain restrictions on, among other things, expenditures, additional debt, liens and the disposition of assets. The weighted average interest rate for this borrowing was 6.6% in 1997.

         The convertible subordinated debentures are convertible into shares of BMG common stock at a conversion price of $20.625 per share, subject to an anti-dilution adjustment in certain circumstances. There are 4.8 million shares of the Company's common stock reserved for issuance upon conversion of these debentures. The debentures are redeemable at the Company's option at any time at par value plus accrued interest. There are no sinking fund requirements and interest is payable annually.

         In 1992, Inti Raymi established separate but coordinated term credit facilities with various international lending institutions for the development of its Kori Kollo expansion project in Bolivia. Each loan is secured by a lien on the project and is to be repaid in semi-annual installments which commenced in December 1994 and will continue through June 2000, with certain provisions for accelerated repayment in the event of substantial Kori Kollo reserve losses or significantly improved gold market conditions. Through certain ratio tests, each loan may restrict payments of intercompany debt and dividends by Inti Raymi. Additional covenants exist which limit fixed asset purchases, additional debt and liens, and require compliance with applicable environmental laws. The weighted average interest rate for the Inti Raymi debt outstanding at December 31, 1997 was 8.5%.

         Certain of the Inti Raymi financing agreements contain provisions that require the current Kori Kollo mining plan to indicate production that extends at least three years beyond the final scheduled principal payment. Failure to meet the provisions would result in certain Inti Raymi intercompany debt and dividend payment restrictions until such time as compliance is achieved by either pre-payment of a sufficient portion of the debt or an increase in the Kori Kollo mine ore reserves. The current Kori Kollo mine plan indicates a two month shortfall in the required three year production period. Accordingly, unless a waiver is obtained from the lenders, Inti Raymi will be required to make a pre-payment in the aggregate amount of $6.9 million by June 30, 1998. Inti Raymi has applied for but has not yet received a waiver of the required pre-payment to its lenders, accordingly, at December 31, 1997, the Company has classified the required $6.9 million pre-payment to current portion of long term debt in the accompanying consolidated balance sheet.

         In November 1996, the Company entered into an uncommitted revolving credit agreement with CIBC for unsecured borrowings of up to Cdn$40 million for general operating purposes and up to US$5 million for general hedging purposes. The Company reduced this borrowing facility to Cdn$10 million in September 1997. Interest rates under this facility are based on prime commercial lending rate as quoted by CIBC for loans advanced in Canada which are denominated in Canadian dollars. At December 31, 1997 and 1996, US$4.9 million and US$21.8 million, respectively, was outstanding under this facility, and the weighted average interest rate for borrowings thereunder was 5.5% and 4.75%, respectively.

         The Company also has a $15 million uncommitted revolving credit facility with the Union Bank of Switzerland. Interest rates under the facility are variable, based on either the bank's base rate or a negotiated rate. There are no additional costs or financial restrictions under this facility. No loans were outstanding under this revolving credit facility as of December 31, 1997 or 1996. The weighted average interest rate for borrowings under this facility in 1997 was 6.3%. There were no interest charges in 1996 or 1995 as the Company did not borrow against this facility in those years.

         In March 1997, the Company and BMCL entered into a committed non-reducing revolving credit agreement with a syndicate of seven banks. This facility, which had an original termination date of March 31, 2002, provided for unsecured borrowings of up to $150 million. In October 1997, the Company and BMCL repaid all borrowings outstanding under this facility and terminated the credit agreement. The weighted average interest rate for borrowings under this facility was 8.5% in 1997.

         Scheduled maturities of the Company's long-term debt for 1998 through 2002 are $44.0 million, $36.6 million, $23.2 million, $23.2 million and $28.2 million, respectively. The subordinated debentures are due in a lump-sum payment in 2005.

Note 8.  Shareholders' Equity

         Reference is made to Note 7 for information regarding the number of shares of common stock reserved for issuance upon the conversion of the Company's outstanding convertible subordinated debentures.

         The Company's Board of Directors ("the Board") is authorized to divide the Company's preferred stock into series. With respect to each series, the Board may determine the dividend rights, dividend rates, conversion rights and voting rights (which may be greater or less than the voting rights of the common stock). The Board may also determine the redemption rights and terms, liquidation preferences, sinking fund rights and terms, the number of shares constituting the series and the designation of each series. Two million shares of preferred stock are designated as Series A Junior Participating Preferred Stock for possible issuance upon the exercise of stock rights as described below.

Convertible Preferred Stock - At December 31, 1997, the Company had outstanding
2.3 million shares of its convertible preferred stock with a liquidation preference of $50 per share, plus any accrued and unpaid dividends. Each share of preferred stock pays annual cumulative dividends of $3.25, is convertible at any time at the option of the holder into 4.762 shares of BMG common stock, and effective May 15, 1996, is redeemable at the option of the Company solely for shares of BMG common stock. There are approximately 11 million shares of BMG common stock reserved for issuance upon conversion of the preferred stock.

Exchangeable Shares - In connection with BMG's combination with BMCL, each holder of BMCL Common Shares received 1.48 Exchangeable Shares in exchange for each BMCL Common Share held. The Exchangeable Shares will remain securities of BMCL and entitle their holders to dividend and other rights economically equivalent to that of the BMG Common Shares and, through a voting trust, to vote at meetings of stockholders of BMG. The Exchangeable Shares are exchangeable, at the option of the holder, for BMG Common Stock on a share-for-share basis.

Stock Rights - Each outstanding share of BMG common stock carries a right that entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $60, subject to adjustment. The stock rights expire on November 10, 1998, and will not be exercisable nor transferable apart from the common stock until such time as a person or group acquires 20% of BMG's common stock or initiates a tender offer that will result in ownership of 30% of BMG's common stock. In the event that the Company is merged and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquirer's common stock at a 50% discount. Under certain other circumstances, the rights can become rights to purchase BMG's common stock at a 50% discount. The rights may be redeemed by the Company for one cent per right at any time until 10 days following the first public announcement of a 20% acquisition of beneficial ownership of BMG common stock.

Note 9. Taxes

         This discussion of income taxes does not reflect the cumulative effect of the accounting method change described in Note 2.

         Federal and foreign income and mining tax expense (benefit) consisted of the following:

          Millions                                        1997            1996           1995
          --------                                        ----            ----           ----
          Current
             United States - Federal                    $  -            $  0.5          $  -
             Canada                                       21.8            35.9             8.5
             Other foreign                                 0.9             1.9             2.2
                                                         -----            ----            ----
                 Total current                            22.7            38.3            10.7
                                                         -----            ----            ----
          Deferred
             United States - Federal                     (14.6)           10.2           (10.2)
             Canada                                      (17.9)            1.1             6.5
             Other foreign                                (0.9)           (0.5)            5.2
                                                         -----            ----            ----
                 Total deferred                          (33.4)           10.8             1.5
                                                         -----            ----            ----
          Total income and mining tax
            expense (benefit)                           $(10.7)         $ 49.1          $ 12.2
                                                         =====            ====            ====

         Consolidated income before income taxes included income from foreign operations of $13.4 million, $18.3 million and $77.2 million in 1997, 1996 and 1995, respectively.

         Deferred income tax assets and liabilities as of December 31, 1997 and 1996 related to the following:

      Millions                                                       1997          1996
      --------                                                       ----          ----
      Deferred tax assets
          Net operating loss carryforward                          $ 34.6         $ 25.2
          Alternative minimum tax credit carryforward                 0.9            4.7
          Employee compensation and benefits accrued                  6.3            5.3
          Foreign tax credit carryforward                               -           46.7
          Property, plant & equipment                                26.3           30.3
          Accrued reclamation                                         4.3            4.9
          Other                                                      15.0            5.7
                                                                    -----         ------
            Gross deferred income tax assets                         87.4          122.8
          Valuation allowance                                       (16.8)         (62.3)
                                                                    -----         ------
            Net deferred income tax assets                           70.6           60.5
                                                                    -----         ------
      Deferred tax liabilities
          Property, plant & equipment                              (117.6)        (132.7)
          Undistributed earnings of subsidiaries                    (20.8)         (33.0)
          Other                                                      (2.0)          (1.7)
                                                                    -----         ------
          Net deferred income tax liabilities                      (140.4)        (167.4)
                                                                    -----         ------
            Net deferred tax liability                             $(69.8)       $(106.9)
                                                                    =====         ======

A reconciliation of income tax at the U.S. statutory rate to income tax expense follows:

    Millions                                                1997          1996          1995
    --------                                                ----          ----          ----
    Income tax expense (benefit) based
      on statutory rate of 35%                           $ (5.5)       $ (8.8)        $ 14.6
    Increases (decreases) resulting from
         Foreign withholding tax, net                      (5.4)          8.6            7.3
         Canadian mining taxes                              6.7          11.7            4.7
         Change in filing position regarding foreign
           tax credits                                     46.7          -            (11.9)
         Undistributed losses (income) of foreign
           subsidiaries not subject to income tax           0.6          6.2           (0.6)
         U.S. losses not providing tax benefits            10.7          21.8             -
         Change in valuation allowance                    (63.4)         10.2             -
         Foreign tax rate differential                      2.0           -               -
         Change in alternative minimum tax credits          3.8           -               -
         Adjustment to prior year accruals                 (8.1)          -               -
         Other, net                                         1.2         (0.6)          (1.9)
                                                          -----         -----           ----
    Income tax expense (benefit)                         $(10.7)       $ 49.1         $ 12.2
                                                          =====         =====           ====

         The proceeds from the sale of NML by BMG, as described in Note 7, have been invested by BMG in the United States. As management expects to continue investing these proceeds in the U.S. in future years, the Company has necessarily revised certain assumptions related to its accounting for U.S. income taxes. According to current business plans, management no longer expects to remit to the U.S. any accumulated or future Canadian earnings generated by BMCL, as the proceeds from the sale are expected to be sufficient to meet the Company's operating needs in the U.S. in the near future. Additionally, the income expected to be derived from such funds has led management to project U.S. taxable income in future years sufficient to recognize currently a portion of the Company's net operating loss carryforwards in the United States. As a result, the Company recorded a $16.4 million income tax benefit in the third quarter of 1997, representing a release of 11.0 million deferred tax asset valuation allowances and 5.4 million of withholding tax liabilities previously recorded. Additionally, BMG recognized tax benefits of $7.2 million during the third quarter of 1997 as a result of revised projections of future taxable income at certain of the Company's subsidiaries, which resulted in third quarter 1997 recognition of the tax benefit of net operating loss carryforwards at these subsidiaries.

         Deferred tax assets of $15.1 million were included in other assets at December 31, 1997.

         The $10.2 million increase in valuation allowance recorded in 1996 reflected BMG's post-merger decision to remit all earnings of BMCL to the U.S. As a result of this decision, the Company established a 100% valuation allowance related to certain deferred tax assets recognized in 1995 that were no longer expected to be realized due to then current and expected future levels of foreign tax credits. As described above, this strategy was revised in 1997.

         U.S. taxes have been provided on the undistributed earnings of subsidiaries and joint ventures, with the exception of NML which is in a cumulative loss position, and BMCL, for which earnings are deemed to be permanently invested, effective in the third quarter of 1997. Consequently, a withholding tax liability in the amount of $5.8 million related to undistributed earnings of BMCL has not been recognized as of December 31, 1997.

         The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been closed through 1993.

         At December 31, 1997, the Company had approximately $98.9 million of regular net operating losses and $3.3 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2003, available to offset future U.S. federal income tax, and approximately $0.9 million of alternative minimum tax credits available on an indefinite carryforward basis. It is anticipated that change-in-ownership limitations under the Internal Revenue Code will not significantly restrict the future utilization of BMG's net operating loss carryforwards.

         The $16.8 million valuation allowance recorded at December 31, 1997 adjusts the Company's gross deferred tax assets down to management's best estimate of the assets which will ultimately be recognized. However, it is possible that the valuation allowance could be adjusted in the next year as a result of changes in projected future taxable income in the United States, based on revised management assumptions and Company business plans.

Note 10. Significant Customers and Export Revenues

         Since all sales of the Company's products are made to precious metals smelters, refiners or traders, the precious metals industry has substantial influence over the market for the Company's products. However, because of the active worldwide market for gold, management believes that the loss of any of these customers would not have a material adverse impact on the Company.

         Export sales in 1997, 1996 and 1995 amounted to $31.5 million, $50.9 million and $58.0 million, respectively. Sales to two separate buyers accounted for 10% or more of the Company's consolidated revenues as follows (in millions):

                      1997          1996          1995
                      ----          ----          ----
                     $ 153          $ 145        $  83
                        81             89           74

Note 11.  Other Income, net

         Other income (expense), net consisted of the following:

    Millions                                    1997         1996       1995
    --------                                    ----         ----       ----
    Foreign currency exchange losses, net     $( 7.8)     $ (2.2)     $ (0.4)
    Capitalized interest                         4.5         6.4        10.2
    Dividends from investments in
      associated companies                       0.4         0.7         1.0
    Other, net                                   0.6         0.9        (0.6)
                                                 ---         ---         ----
             Total                            $ (2.3)      $ 5.8      $ 10.2
                                                 ===         ===        ====

Note 12.  Common Stock and Stock Options

Stock Options - Under the Company's 1994 Long-Term Incentive Plan, 10.0 million shares of the Company's common stock were reserved for issuance as of December 31, 1997. This share reserve includes the reserve for the BMCL Long-Term Incentive Plan (see below). Of these shares, 6.8 million shares were available for future grants of stock options, restricted stock, performance shares or other stock awards at December 31, 1997.

         Options to employees residing in Canada are issued under the BMCL 1997 Long-Term Incentive Plan. Under this plan, 2.5 million shares were reserved for issuance as of December 31, 1997. Of these shares, 2.2 million shares were available for future grants of stock options, restricted stock, performance shares or other stock awards. Share issuances under the BMCL Long-Term Incentive Plan will also affect the number of shares available for issuance under the Company's 1994 Long-Term Incentive Plan.

         Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to anti-dilution adjustments in certain circumstances.

         Under a deferred income stock option plan for officers and directors, each participant may elect to receive a non-qualified stock option in lieu of a portion of compensation. A maximum of 2.0 million shares of common stock is issuable under the plan, of which 1.8 million shares were available for future grants at December 31, 1997. Options granted pursuant to the plan become exercisable at the beginning of the calendar year immediately following the year in which the option was granted, and expire no later than 10 years after the date of grant. The amount of deferred compensation is accrued as compensation expense during the period earned.

         Changes in options outstanding for the combined plans follows:

      Options in millions                          Options              Share Price
      -------------------                          -------              -----------
      Outstanding at December 31, 1994               2.4            $3.61  to  $20.75
         Granted                                     0.9            $5.80  to  $11.38
         Exercised                                  (0.2)           $3.70  to  $11.19
         Forfeited                                  (0.1)           $6.88  to  $11.38
                                                    ----
      Outstanding at December 31, 1995               3.0            $3.70  to  $20.75
         Granted                                     2.7            $7.63  to  $10.42
         Exercised                                  (0.4)           $3.72  to  $ 9.27
         Forfeited                                  (0.1)           $6.88  to  $16.63
                                                    ----
      Outstanding at December 31, 1996               5.2            $3.70  to  $20.75
         Granted                                     0.9            $5.13  to  $ 6.88
         Exercised                                  (0.1)           $3.70  to  $ 6.88
         Forfeited                                  (1.0)           $6.38  to  $20.75
                                                    ----
      Outstanding at December 31, 1997               5.0            $4.83  to  $16.88
                                                    ====

      Exercisable at December 31, 1997               2.8            $4.83  to  $16.88
                                                    ====

         At December 31, 1997, expiration dates for the outstanding options ranged from July 1998 to December 2007. The weighted average exercise price per share was $8.55.

         Details of stock options exercisable at December 31, 1997 follows (options in millions):


                 Options             Option Price
                 -------             ------------
                   1.0           $ 4.83  to  $ 6.88
                   1.0           $ 7.38  to  $ 8.13
                   0.6           $ 9.13  to  $11.38
                   0.2           $13.08  to  $16.88
                   ---
                   2.8           $ 4.83  to  $16.88
                   ===


         Had compensation expense for stock-based compensation been determined based on the fair value at the grant dates, the Company's 1997 net loss would have been $11.1 million, or $0.07 per common share, 1996 net loss would have been $85.6 million, or $0.41 per common share, and 1995 net income would have been $25.0 million, or $0.08 per common share.

         The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price. Significant assumptions used were as follows:


                                         1997           1996            1995
                                         ----           ----            ----
  Expected dividend yield                0.7%          0.5%            0.6%
  Expected stock price volatility       32.3%          35.4%          34.4%
  Risk-free interest rate                5.9%          7.4%            6.8%
  Expected life of options           10.0 years      8.1 years      9.7 years

         The weighted average fair values of options granted during 1997, 1996 and 1995 was $2.66 per share, $4.10 per share and $5.87 per share, respectively.

Note 13.  Earnings per Share

         The following table reconciles basic earnings (loss) available to common shares to diluted earnings (loss) available to common shares:

                                        1997               1996            1995
                                        ----               ----            ----
Millions                       Income  Shares   Income  Shares   Income   Shares
--------                       ------  ------   ------  ------   ------   ------
Net income (loss)              $( 8.8)          $(74.3)           $ 29.7
Preferred dividends              (7.5)            (7.5)             (7.5)
                               ------           ------            ------
Basic earnings (loss)
  available to common shares    (16.3)   229.7   (81.8)  229.6      22.2   227.9
Stock options                     -        -       -       -          -      0.7
Convertible Debentures            -        -       -       -          -      4.8
                               ------    -----   -----   -----     -----   -----
Diluted earnings (loss)
  available to common shares   $(16.3)   229.7  $(81.8)  229.6    $ 22.2   233.4
                               ======    =====  ======   =====    ======   =====

         Other securities that could potentially dilute basic income per share that were not included in the 1997 and 1996 calculations because they were anti-dilutive were the Company's convertible debentures (see Note 7), convertible preferred stock (see Note 8) and stock options (see Note 12). Securities that were not included in the 1995 calculation were the preferred stock.

Note 14.  Benefit Plans

Pension Plans - Substantially all U.S. and certain salaried and hourly Canadian employees of the Company are covered by non-contributory pension plans. These plans provide benefits based on participants' years of service and compensation or defined amounts for each year of service. The Company makes annual contributions to the U.S. plans that comply with the minimum funding provisions of the Employee Retirement Income Security Act. Some Canadian employees participate in a plan administered by Noranda.

         Pension costs are accrued and charged to expense currently. Net periodic pension cost included the following components:

          Millions                                              1997         1996          1995
          --------                                              ----         ----          ----
          Service cost benefits earned during the year         $ 1.5        $ 1.4         $ 1.1
          Interest cost on projected benefit obligations         3.1          2.9           2.5
          Expected return on plan assets                        (3.7)        (3.4)         (2.7)
          Net amortization and deferral                          0.3          0.3           0.5
                                                                 ---          ---           ---
                Net periodic pension cost                      $ 1.2        $ 1.2         $ 1.4
                                                                 ===          ===           ===

         At December 31, 1997, 1996 and 1995, the projected long-term rate of return on plan assets was 9%. Actual returns on the plans' assets were $8.0 million, $6.9 million and $8.4 million in 1997, 1996 and 1995, respectively.

         The following sets forth the plans' funded status and related amounts as of December 31:

        Millions                                                    1997              1996
        --------                                                    ----              ----
        Actuarial present value of benefit obligations:
             Vested benefit obligation                             $35.9             $ 33.8
                                                                    ====              =====
             Accumulated benefit obligation                        $38.1             $ 35.4
                                                                    ====              =====

        Projected benefit obligation                               $43.1             $ 41.3
        Plan assets at fair value                                   47.0               46.6
                                                                    ----              -----
        Plan assets in excess of projected benefit
           Obligation                                                3.9                5.3
        Unrecognized net gain and effects of
           Changes in actuarial assumptions                         (5.8)              (4.3)
        Unrecognized net asset at transition                        (0.6)              (0.7)
        Prior service cost not yet recognized in net
           Periodic pension cost                                     3.7                2.5
                                                                    ----              -----
        Prepaid pension cost                                       $ 1.2             $  2.8
                                                                    ====              =====

         Plan assets include equity securities, common trust funds and various debt securities. Weighted average rate assumptions used in 1997 and 1996 in determining estimated benefit obligations were as follows:

        Rate of increase in compensation levels                     1997              1996
                                                                    ----              ----
             U.S. plans                                             5.8%              5.8%
             Canadian plans                                         5.0%              5.0%
        Discount rate                                               7.0%              7.5%

     In addition to the plans described above, the Company has a supplemental retirement plan covering certain executives. The net liability associated with this plan amounted to $5.0 million and $4.4 million at December 31, 1997, and 1996, respectively.

Contribution Plans - The Company has defined contribution plans available for most of its employees. All Company contributions to the plans are expensed and funded currently. The cost of such contributions to the plans were $1.4 million, $2.0 million and $1.6 million in 1997, 1996 and 1995, respectively.

Postretirement Health Care and Life Insurance Benefits - Substantially all of the Company's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for the Company. Net periodic postretirement benefit costs were $1.0 million, $0.9 million and $0.7 million in 1997, 1996 and 1995, respectively. Accrued postretirement benefit costs totaled $9.8 million and $9.3 million at December 31, 1997 and 1996, respectively.

Note 15.  Geographic and Segment Information

         The Company's operations are primarily related to gold mining and related activities. Accordingly, such operations are classified as one business segment. Financial information by geographic area is as follows:

   Millions                                      1997         1996        1995
   --------                                      ----         ----        ----
   Gross revenues:
       United States                          $   31.8    $    51.2    $    58.1
       Canada                                    138.8        156.3        101.9
       Austral Pacific                            64.7         58.8         73.3
       South America                             109.6        157.7        167.9
                                              --------    ---------    ---------
   Total                                      $  344.9    $   424.0    $   401.2
                                              ========    =========    =========

   Operating income (loss):
       United States                          $  (13.7)   $   (59.3)   $   (16.5)
       Canada                                     27.0         54.0         27.0
       Austral Pacific                             3.2        (14.2)         7.3
       South America                             (20.2)       (20.0)        27.9
       Other international                         0.4         (3.0)        (1.9)
                                              --------    ---------    ---------
   Total operating income (loss)                  (3.3)       (42.5)        43.8
   Interest and other income (expense), ne       (10.2)         1.3          4.2
                                              --------    ---------    ---------
   Income (loss) before income taxes and
      minority interest                       $  (13.5)   $   (41.2)   $    48.0
                                              ========    =========    =========

   Identifiable assets:
       United States                          $   94.0    $   149.0    $   231.2
       Canada                                    403.1        295.3        283.2
       Austral Pacific                           324.1        286.2        295.4
       South America                             271.9        306.0        331.0
       Other international                         0.1          0.4          1.1
                                              --------    ---------    ---------
   Total                                      $1,093.2    $ 1,036.9    $ 1,141.9
                                              ========    =========    =========

         The $3.7 million cumulative effect of the accounting method change discussed in Note 2 is attributable to the Company's South American geographic area. The pro forma effects of the accounting method change, had it been in effect for the three year period ended December 31, 1997, would have been an increase in operating income attributable to South American operations of $0.4 million in 1996 and a decrease of $2.4 million in 1995.

Note 16.  Commitments and Contingencies

         Pursuant to pricing provisions as set forth in certain customer forward sales contracts, as of December 31, 1997, the Company had committed to deliver 128,000 ounces of gold, valued at approximately $39.4 million at prices determined during various pricing periods in 1997. All such contracts mature by January 30, 1998. The average price of gold sold under these commitments was approximately $309 per ounce.

     All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated cost of ultimate reclamation is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the above mentioned obligations to be incurred is uncertain, at December 31, 1997, the Company estimated these future costs, including severance costs, to be approximately $57.9 million, of which $27.9 million has been accrued.

     In the fourth quarter of 1997, the Company accrued $5.2 million for estimated environmental liabilities, primarily at the Battle Mountain Complex.

     Based on current environmental regulations and known reclamation requirements, the Company believes it has included the best estimate of these obligations in its reclamation and environmental accruals. However, it is reasonably possible that the Company's estimate of its ultimate reclamation and environmental liability could increase in the near term as a result of prospective changes in laws and regulations, changes in site characteristics and changes in cost estimates.

         In 1993, several special interest groups filed a complaint in U.S. District Court against Crown Butte Resources Ltd. ("CBR"), a Canadian corporation in which the Company owns a 60% interest, and others, alleging that certain discharges from the CBR controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. As a result of that ruling, CBR and other defendants may be liable for costs of remediation, civil penalties and attorneys fees. It is not possible to predict the amount of such liability at this time. The federal judge hearing the case has stayed all matters in the case in light of the Agreement, dated August 12, 1996, between CBR, the United States and certain special interest groups (the "August 1996 Agreement"), the consummation of which would result in the settlement of the case.

         The August 1996 Agreement provides a framework whereunder CBR would exchange property interests within the New World Mining District for U.S. interests or assets having a value of $65 million, and then set aside $22.5 million for the completion of reclamation and restoration programs in the District. The exchange would result in the settlement of existing litigation under the federal Clean Water Act relating to historic mining impacts and mutual releases between the parties as to any further environmental liabilities. The August 1996 Agreement also provides for the suspension of permitting pending the consummation of the exchange. BMG has announced that it will vote its 60% interest in CBR in favor of the August 1996 Agreement. The 1996 August Agreement contains a number of conditions beyond the control of CBR, including obtaining shareholder approval and confirmation by appraisal that the interests to be acquired by the U.S. have a fair market value of at least $65 million. CBR has the right to withdraw from the August 1996 Agreement under certain circumstances. The August 1996 Agreement is conditioned upon CBR acquiring fee title (or such other interests as are acceptable to the United States) in certain lands currently leased to CBR. In September 1997, CBR obtained from its lessor an option under which it can cause the lessor to grant to the United States. a restriction that would preclude mining on the lessor's property unless the President and Congress concur with development thereon.

         The August 1996 Agreement provides that the U.S. shall identify interests or assets available to transfer to CBR. The Interior Appropriations Bill (F.Y. 1998), which became law in November 1997, makes $65 million in cash available for the purchase of New World property interests, subject to certain conditions. The monies will only become available after the enactment of separate authorizing legislation or the passage of 180 days from November 14, 1997, which period of time would be extended if the appraisal called for in the Bill is not provided to certain Congressional committees by March 15, 1998. Failure to complete the exchange contemplated in the August 1996 Agreement would result in the legal action under the Clean Water Act proceeding.

         As of December 31, 1997, management of the Company considers it probable that the proposed New world property exchange will occur within the near term in a form similar to that comtemplated in the August 1996 Agreement. Accordingly, the Company has reclassified the $42.5 million carrying value of the New World project from property, plant and equipment to assets held for sale in the consolidated balance sheet. In addition, the Company has recorded an $0.8 million loss on the sale, representing management's best estimate at December 31,1997.

         The Golden Giant mine property includes the Quarter Claim acquired from Teck Corporation ("Teck") and Homestake Canada Inc. ("Homestake"). The Company is obligated to pay a profit royalty of 50% to Teck and Homestake on a deemed production rate of 500 tons per day, and to pay a 3% net smelter return royalty to the original Quarter Claim prospectors.

         Financing for the Lihir project involved bank debt facilities and an initial public offering of common stock of LGL (see Note 4). In connection with the LGL debt financing, NML has guaranteed, until project completion (as defined), 30% of LGL's obligations under the facility. These obligations include up to $300 million of senior facility debt, up to $10 million of subordinated debt incurred to fund the purchase of instruments required in connection with hedging activities and up to $50 million of potential liabilities under hedging arrangements. Neither BMG nor its non-NML subsidiaries have any obligation or liability under this guarantee. As of December 31, 1997, LGL has drawn approximately $295 million under this debt facility. In addition, NML has pledged its LGL shares, having a fair value of approximately $160 million at December 31, 1997, as security under the facility until project completion.

         In addition to the legal actions specifically discussed elsewhere throughout the Notes to Consolidated Financial Statements, the Company is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other actions cannot be predicted with certainty, it is the opinion of management that none of these actions, when finally resolved, will have a material adverse effect on the Company's financial condition or results of operations.

Note 17.  Hedging Activities

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

         The Company utilizes fixed forward and spot deferred sales contracts and may use options to hedge anticipated sales of gold and silver. The following summarizes the Company's open hedged sales contracts outstanding at December 31, 1997:

                                                       Average Price
                                       Amount              Per Unit                Period
                                       ------           -------------              ------
          BMG
             Gold                     26,540 oz            US$422             Jan 98 - Apr 98
          NML
             Gold                      5,000 oz            A$676                  Jan 98
             Gold                      6,000 oz            US$420                 Jan 98
             Copper                4,409,240 lb           US$0.94             Jan 98 - Mar 98

         At December 31, 1997, the aggregate amount by which the net market value of the Company's open forward sales contracts was greater than the spot price of $289 per ounce of gold and $0.79 per pound of copper was $8.2 million, of which $1.0 million was attributable to minority interests. The foregoing amounts were calculated assuming the conversion of Australian dollar contracts to U.S. dollars at the December 1997 month-end exchange rate of US$0.65 to A$1.

         The Company is exposed to certain credit-related losses in the event of nonperformance by the counterparties to these agreements, generally by the amount which the contract price exceeds the spot price of a commodity. The Company attempts to minimize its credit exposure by limiting its counterparties to major financial institutions which meet the Company's credit rating standards, limiting the maximum exposure to any one counterparty, and spreading exposure among a minimum number of counterparties. The Company does not require collateral from its counterparties. Management believes that the risk of incurring significant losses is remote.

Note 18.  Supplemental Cash Flow Information

         Supplemental cash flow information follows:

         Millions                                                  1997          1996         1995
         --------                                                  ----          ----         ----
         Changes in working capital accounts
              Decrease (increase) in accounts receivable         $ 16.9         $(19.9)      $ (3.6)
              Decrease (increase) in product inventories            1.9           (5.5)         1.1
              Decrease in materials and supplies inventories        3.5            0.6          1.2
              Decrease (increase) in other current assets           3.0           (0.7)        (5.8)
              Increase (decrease) in salaries, wages  and
                 benefits payable                                  (4.4)           7.4          1.4
              Increase (decrease) in interest payable              (1.1)          (0.3)         0.5
              Increase (decrease) in accounts payable and
                 other current liabilities                        (12.2)          13.0        (38.9)
                                                                  -----           ----         -----
              Net change in working capital accounts             $  7.6         $ (5.4)      $(44.1)
                                                                  =====           ====        =====

         Cash paid during the year for
              Income, mining and withholding taxes
                 (net of tax refunds)                             $31.9         $ 28.1       $ 52.2
              Interest (net of amounts capitalized)                 8.2            6.7         10.3

         In 1995, the Company's investing activities included the exchange of NML's interest in the Lihir Joint Venture for the common stock of LGL (see Note
4).

Note 19. Related Party Transactions

         At December 31, 1997, Noranda Inc. ("Noranda"), a diversified Canadian natural resource company, owned approximately 28% of the Company's outstanding common shares. Prior to the combination of BMG and BMCL, Noranda owned approximately 44% of the outstanding common shares of Hemlo.

         Until December 1996, the Company participated in a short-term investment pool with Noranda and other associated companies of Noranda which was operated to provide an opportunity to invest or borrow funds on a short-term demand basis. Interest revenues and charges were at market rates based on the rates for Bankers' Acceptances and Commercial Paper published by the Bank of Canada. At December 31, 1996, the Company had no amounts on deposit with, or borrowings from, this investment pool. Net interest received from the investment pool amounted to $0.7 million and $2.5 million in 1996 and 1995, respectively.

         Noranda processed certain of the ore from the Silidor mine until the mine closed in 1997. Charges paid by the Company for this service amounted to approximately $0.3 million in 1997 and $0.7 million in both 1996 and 1995. In addition, Noranda provides the Company with certain technical, data processing and research services. Charges paid by the Company for these services amounted to approximately $0.4 million, $0.6 million and $0.7 million in 1997, 1996, and 1995, respectively. Noranda also administers the pension plan of certain BMCL employees.

         Related party transactions as described above gave rise to accounts payable of $0.9 million at December 31, 1996. No material amounts were outstanding at December 31, 1997.

         At December 31, 1997 and 1996, investments in associated companies were carried at costs of $12.4 million and $11.8 million, respectively. Dividends on these shares amounted to $0.4 million and $0.7 million in 1997 and 1996, respectively.

Note 20.  Fair Value of Financial Instruments

         The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                   1997                       1996
                                   ----                       ----
                          Carrying       Fair         Carrying       Fair
                           Amount       Value          Amount        Value
                          --------      -----         --------       -----
   Millions
   --------
   Long-term debt          $285.0       $254.5        $ 152.8       $140.5

         The fair value of the Company's convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the variable interest rate features of the Inti Raymi Kori Kollo project financing and CIBC loans, the Company believes the carrying amounts approximate the fair values of this debt at the reporting date.

         The carrying values of the Company's cash and cash equivalents, restricted cash, trade receivables and payables, and forward currency contracts approximate their estimated fair values. The Company considers it impracticable to estimate market value for its non-marketable equity investments held in Mico Investments Limited.

         The Company has issued corporate guarantees totaling $6.4 million to ensure that the reclamation of the Battle Mountain Complex mines will be performed as specified in the operating permits issued by the State of Nevada. In addition, the Company has issued corporate guarantees for $36.5 million as collateral for surety bonds provided as security for various reclamation obligations. The Company believes the carrying values of these financial instruments approximate their fair values.

Note 21.  Battle Mountain Canada Ltd. Summarized Financial Information

     The following summarized financial information of Battle Mountain Canada Ltd. is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares.



                                                          December 31
Millions                                               1997          1996
--------                                               ----          ----
                                                                   C>
Current assets                                      $ 133.7        $ 123.0
Non-current assets                                    390.6          282.5
                                                      -----          -----
    Total assets                                    $ 524.3        $ 405.5
                                                      =====          =====

Current liabilities                                 $  51.8        $  49.5
Non-current liabilities                               208.1           99.8
                                                      -----          -----
    Total liabilities                                 259.9          149.3
Minority interests                                     18.7           11.8
Shareholder's equity                                  245.7          244.4
                                                      -----          -----
    Total liabilities and shareholder's equity      $ 524.3        $ 405.5
                                                      =====          =====


                                         Years ended December 31
Millions                             1997         1996         1995
--------                             ----         ----         ----
Sales                              $ 197.1      $ 156.3       $ 101.9
Costs and expenses                   174.6        110.1          80.5
                                     -----        -----         -----
Operating income                   $  22.5      $  46.2       $  21.4
                                     =====        =====         =====

Net income                         $  14.7      $  25.1       $  14.5
                                     =====        =====         =====

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (UNAUDITED)

                                QUARTERLY RESULTS


                                                                   Per Common Share
                                                                   ----------------
                                    Operating       Net           Basic       Diluted           Dividends per Share
Millions except                      Income       Income        Earnings     Earnings           -------------------
per share amounts        Sales       (Loss)       (Loss)         (Loss)       (Loss)           Common       Preferred
-----------------        -----       ------       ------         ------       ------           ------       ---------
1997 (1)
----
First Quarter (2)     $   76.5     $  (4.1)     $ (11.8)        $ (.06)      $ (.06)          $ 0.025      $   0.8125
Second Quarter            91.2         6.4         (2.2)          (.02)        (.02)              --           0.8125
Third Quarter (3)         90.2         0.5         24.1            .10          .09             0.025          0.8125
Fourth Quarter            87.0        (6.1)       (18.9)          (.09)        (.09)              --           0.8125
                       -------       -----        -----           ----         ----             -----          ------
    Total             $  344.9     $  (3.3)     $  (8.8)        $ (.07)      $ (.07)          $ 0.050 $    $   3.2500
                       =======       =====        =====           ====         ====             =====          ======

1996
----
First Quarter         $  104.9     $  12.3      $   5.2         $  .01       $  .01           $ 0.010 $    $   0.8125
Second Quarter           120.4        14.8          5.2            .01          .01             0.032          0.8125
Third Quarter (4)         91.0       (56.0)       (47.1)          (.21)        (.21)            0.024          0.8125
Fourth Quarter (5)       107.7       (13.6)       (37.6)          (.17)        (.17)              --       $   0.8125
                       -------       -----        -----           ----         ----             -----          ------
    Total             $  424.0     $ (42.5)     $ (74.3)        $ (.36)      $ (.36)          $ 0.066      $   3.2500
                       =======       =====        =====           ====         ====             =====          ======

(1) The first, second and third quarters of 1997 have been restated to give effect to the retroactive application of the Company's accounting method change (see Note 2). The cumulative effect on periods prior to 1997 is included in the first quarter of 1997.

(2) Includes $2.2 million of merger expenses related to the 1996 business combination with BMCL (see Note 3) and a $3.7 million charge related to the cumulative effect of an accounting change (see Note 2).

(3) Includes a $16.4 million income tax benefit representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities, and an additional tax benefit of $7.2 million due to revised projections of future taxable income at certain of the Company's subsidiaries, which resulted in the recognition of the tax benefit of net operating loss carryforwards at these subsidiaries (see Note 9).

(4) Includes a before and after-tax charge of approximately $38.5 million ($29.6 million after consideration of minority interests) for asset write-downs and approximately $20 million in merger related costs (see Notes 3 and 6).

(5) Includes income tax charges of approximately $17.3 million related primarily to the Company's revised dividend repatriation strategy, $6.4 million of costs related to the accelerated completion of mining at San Luis, $2.7 million in additional merger related costs, $2.0 million of restructuring costs related to NML and $1.4 million of additional asset write-downs.


                                                                   Per Common Share
                                                              --------------------------
                               Operating         Net            Basic           Diluted
Millions except                 Income          Income         Earnings         Earnings
per share amount(s)             (Loss)          (Loss)          (Loss)           (Loss)
-------------------------------------------------------------------------------------------
1997
First Quarter                 $  (4.1)      $   (8.1)         $   (.04)       $  (.04)

Second Quarter                    6.4           (2.2)             (.01)          (.01)

Third Quarter                     0.5           24.1               .09            .09

Fourth Quarter                   (6.1)         (18.9)             (.09)          (.09)
                              -------------------------------------------------------------
       Total                  $  (3.3)      $   (5.1)         $   (.05)       $  (.05)
-------------------------------------------------------------------------------------------
1996

First Quarter                 $  12.4       $    5.3          $    .01        $   .01

Second Quarter                   14.9            5.3               .01            .01

Third Quarter                   (55.9)         (47.0)             (.21)          (.21)

Fourth Quarter                  (13.5)         (37.5)             (.17)          (.17)
                              ------------------------------------------------------------
        Total                 $ (42.1)      $  (73.9)         $   (.36)       $  (.36)
------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Nominees" and "Directors with Terms Expiring in 1999 and 2000" set forth under "Election of Four Directors and Director Compensation" in the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders, as filed within 120 days of December 31, 1997, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "Company's 1998 Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.



ITEM 11.   EXECUTIVE COMPENSATION

         The information appearing under the captions "Board Organization and Committees" set forth under "Election of Four Directors and Director Compensation" and "Executive Compensation" (other than the Compensation and Stock Option Committee Report on Executive Compensation) in the Company's 1998 Proxy Statement is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the caption "Security Ownership" set forth under "Election of Four Directors and Director Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page 50 of this Annual Report on Form 10-K.



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

                                             BATTLE MOUNTAIN GOLD COMPANY

                                             By:  /s/ Ian D. Bayer
                                                  ----------------------------
                                                           Ian D. Bayer
                                                  President and Chief Executive
                                                  Officer

                                                  Date:  February 24, 1998

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ian D. Bayer his attorney-in-fact for him in any and all capacities, to any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. (The Registrant does not currently have an officer designated as Chief Financial Officer.)


SIGNATURE                                                     TITLE                                     DATE
---------                                                     -----                                     ----
(a)  Principal Executive Officer


/s/ Ian D. Bayer                                              President and Chief                February 24, 1998
-----------------------------------------------------         Executive Officer and
        Ian D. Bayer                                          Director


(b)  Principal Accounting Officer


/s/ Jeffrey L. Powers                                         Vice President                     February 24, 1998
-----------------------------------------------------         and Controller
         Jeffrey L. Powers


(c)  Other Directors


/s/ Douglas J. Bourne                                         Director                           February 24, 1998
-----------------------------------------------------
         Douglas J. Bourne

/s/ Delo H. Caspary                                           Director                           February 24, 1998
-----------------------------------------------------
         Delo H. Caspary

/s/ Charles E. Childers                                       Director                           February 24, 1998
-----------------------------------------------------
         Charles E. Childers

/s/ Karl E. Elers                                             Director                           February 24, 1998
-----------------------------------------------------
         Karl E. Elers

/s/ David W. Kerr                                             Director                           February 24, 1998
-----------------------------------------------------
         David W. Kerr

/s/ James W. McCutcheon                                       Director                           February 24, 1998
-----------------------------------------------------
         James W. McCutcheon, Q.C.

/s/ Mary Mogford                                              Director                           February 24, 1998
-----------------------------------------------------
         Mary Mogford

/s/ Ted H. Pate                                               Director                           February 24, 1998
-----------------------------------------------------
         Ted H. Pate

/s/ E. Courtney Pratt                                         Director                           February 24, 1998
-----------------------------------------------------
         E. Courtney Pratt


                                INDEX OF EXHIBITS

Exhibit No.  Document
----------   --------
*2(a)    --  Plan of Arrangement of Hemlo Gold Mines Inc. under Section 182 of the Business Corporations Act (Ontario) (Annex D to Exhibit
             20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996 ).

*2(b)    --  Combination Agreement effective as of March 11, 1996 by and between the Company and Hemlo Gold Mines Inc. (Annex C to Exhibit
             20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996 ).

*3(a)    --  Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996 (Exhibit 3(a) to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996 ).

*3(b)    --  Certificate of Resolution Establishing Designation, Preferences
             and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996 ).

*3(c)    --  Certificate of Amendment of Certificate of Resolution
             Establishing Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock (Exhibit 4(c) to the Company's
             Current Report on Form 8-K dated July 19, 1996 ).

*3(d)    --  Bylaws of the Company, as amended through March 21, 1997
             (Exhibit 3(d) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 ).

*4(a)    --  Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current
             Report on Form 8-K dated July 19, 1996 ).

*4(b)    --  Voting, Support and Exchange Trust Agreement dated as of July
             19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC Mellon
             Trust Company (as successor to The R-M Trust Company) (Annex E to
             Exhibit 20(a), Joint Management Information Circular and Proxy
             Statement, to the Company's Current Report on Form 8-K dated June
             11, 1996 ).

*4(c)    --  Specimen Stock Certificate for the Common Stock of the Company
             (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 ).

*4(d)        --  Fiscal and Paying Agency Agreement, dated as of January 4,
                 1990, between the Company and Citibank, N.A., Fiscal Agent
                 (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ).

+*10(a)(1)   --  Battle Mountain Gold Company 1988 Deferred Income Stock
                 Option Plan (As Amended Through May 18, 1995) (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ).

+10(a)(2)    --  First Amendment to the Battle Mountain Gold Company 1988
                 Deferred Income Stock Option Plan (As Amended Through May 18,
                 1995), effective February 5, 1998.

+*10(b)(1)   --  1985 Stock Option Plan of the Company, as amended and
                 restated effective April 7, 1993 (Exhibit 10(a) to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1993 ).

+*10(b)(2)   --  First Amendment to 1985 Stock Option Plan of the Company,
                 effective May 12, 1995 (Exhibit 10(b)(1) to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1995 ).

+o*10(c)(1)  --  Form of the Company's Severance Agreement with Jeffrey L.
                 Powers, Controller of the Company, regarding certain benefits payable in the event of change of control of the Company (Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986; File No. 0-13728).

+10(c)(2)    --  Battle Mountain Gold Company Change In Control Severance
                 Plan, effective December 2, 1997.

+*10(d)      --  Battle Mountain Gold Company Contribution Equalization Plan,
                 as amended and restated effective as of November 10, 1988
                 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 ).

+*10(e)(1)   --  Battle Mountain Gold Company Executive Productivity Bonus
                 Plan, as amended and restated effective January 1, 1994
                 (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ).

+10(e)(2)    --  Battle Mountain Gold Company 1997 Incentive Bonus Plan.

*10(f)(1)    --  Battle Mountain Gold Company Non-Qualified Stock Option Plan
                 for Outside Directors (Exhibit 10(m) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1991 ).

*10(f)(2)    --  Amendment to Battle Mountain Gold Company Non-Qualified
                 Stock Option Plan for Outside Directors effective January 1,
                 1995 (Exhibit 10(j)(2) to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1994 ).

*10(g)      -- Heads of Agreement, dated March 23, 1989, among the Company,
               Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

+*10(h)(1)  -- Amended and Restated 1994 Long-Term Incentive Plan of Battle
               Mountain Gold Company, as of January 1, 1997 (Appendix B to the Company's definitive Proxy Statement dated March 28, 1997 and filed with the Commission on March 28, 1997).

+*10(h)(2)  -- Specimen of the Company's 1994 Long-Term Incentive Plan
               Non-Qualified Stock Option Agreement (Exhibit 10(c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ).

+*10(h)(3)  -- Specimen of the Company's 1994 Long-Term Incentive Plan
               Incentive Stock Option Agreement (Exhibit 10(c)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ).

+*10(h)(4)  -- Specimen of the Company's 1994 Long-Term Incentive Plan
               Restricted Stock Agreement (Exhibit 10(a)(4) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 ).

+*10(h)(5)  -- Specimen of the Company's 1994 Long-Term Incentive Plan
               Performance Unit Agreement (Exhibit 10(n)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

+*10(i)(1)  -- Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1)
               to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ).

+*10(i)(2)  -- Specimen Amendment to Split-Dollar Agreement (Individual)
               (Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ).

+*10(i)(3)  -- Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to
               the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ).

+*10(i)(4)  -- Specimen Amendment to Split-Dollar Agreement (Trustee)
               (Exhibit 10(o)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ).

+10(j)(1)   -- Battle Mountain Gold Company Supplemental Executive Retirement
               Plan As Amended and Restated December 2, 1997 .

+o*10(j)(2) -- Specimen of the Company's Supplemental Executive Retirement
               Plan Agreement (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 ).

*10(k)    --   Registration Rights Agreement, dated as of July 19, 1996,
               between Noranda Inc., Kerr Addison Mines Limited and the Company
               (Exhibit 10(a) to the Company's Current Report on Form 8-K dated
               July 19, 1996 ).

+o*10(l)  --   Specimen of Employment Agreements dated March 11, 1996 between the Company and certain executive officers (Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December
               31, 1996 ).

+*10(m)   --   Consulting Agreement effective as of March 1, 1997 between the
               Company and Karl E. Elers (Exhibit 10(n) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1996 ).

*10(n)    --   Credit Agreement, dated as of March 31, 1997, among Battle
               Mountain Gold Company and Battle Mountain Canada Ltd., the Banks named therein and Citibank, N.A. as U.S. Administrative Agent and Citibank Canada as Canadian Administrative Agent (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 ).

*10(o)(1) --   Investment Agreement, dated May 22, 1992, between Empresa
               Minera Inti Raymi S.A. and International Finance Corporation
               (Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

*10(o)(2) --   Amendment to Investment Agreement and Waiver, effective as of
               December 31, 1994, between Empresa Minera Inti Raymi S.A. and
               International Finance Corporation (Exhibit 4(a) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1995).

*10(p)(1) --   Finance Agreement, dated as of September 14, 1992, between
               Empresa Minera Inti Raymi S.A. and Overseas Private Investment
               Corporation (Exhibit 4(f) to the Company's Annual Report on Form
               10-K for the year ended December 31, 1992).

*10(p)(2) --   First Amendment to Finance Agreement and Limited Waiver,
               effective as of December 31, 1994, between Empresa Minera Inti
               Raymi S.A. and Overseas Private Investment Corporation (Exhibit
               4(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(p)(3) --   Letter Agreement dated December 31, 1994, among Overseas
               Private Investment Corporation, Battle Mountain Gold Company,
               Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1995).

*10(q)(1) --   Loan Agreement, dated June 29, 1992, between Empresa Minera
               Inti Raymi S.A. and Corporacion Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form
               10-K for the year ended December 31, 1992).

*10(q)(2) --   Amendment to Loan Agreement, effective as of December 31,
               1994, between Empresa Minera Inti Raymi S.A. and Corporacion
               Andina de Fomento (English translation) (Exhibit 4(b) to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1995).

*10(r)    --   Credit Agreement, dated September 30, 1997, between Canadian
               Imperial Bank of Commerce and Battle Mountain Canada Ltd.
               (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 ).

11        --   Computation of Earnings Per Common Share.

18        --   Letter regarding change in accounting method.

21        --   Subsidiaries of the Company.

23(a)     --   Consent of Price Waterhouse LLP.

23(b)     --   Consent of Ernst & Young.

27        --   Financial Data Schedule.

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