Form 10-Q
period 1998-03-31
BATTLE MOUNTAIN GOLD CO
filed 1998-04-27
CIK 771498

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM        TO
                                                 ------    -------

                          COMMISSION FILE NUMBER 1-9666

                          BATTLE MOUNTAIN GOLD COMPANY
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Nevada                                    76-0151431

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

         Number of shares of Common Stock outstanding as of the latest practicable date, April 22, 1998: 125,236,990. In addition, as of such date, there were outstanding 104,560,976 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.


================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX

                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
              for the three months ended March 31, 1998 and 1997                                          1

           Condensed Consolidated Balance Sheet
              at March 31, 1998 and December 31, 1997                                                     2

           Condensed Consolidated Statement of Cash Flows
              for the three months ended March 31, 1998 and 1997                                          3

           Notes to Condensed Consolidated Financial Statements                                           4

           Supplemental Information                                                                       6

           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   9

Part II. Other Information                                                                               13



                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that the Company believes are reasonable, but it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1997. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended
                                                                 March 31
                                                            ------------------
Millions, except per share amounts                          1998          1997
----------------------------------                          ----          ----
Sales                                                     $     78.9   $     76.5
                                                          ----------   ----------

Costs and expenses
   Production costs                                             43.7         51.1
   Depreciation, depletion and amortization                     22.9         17.5
   Exploration, evaluation & other lease costs, net              5.3          5.9
   Merger expense (Note 2)                                      --            2.2
   General and administrative expenses                           3.7          3.9
                                                          ----------   ----------
         Total costs and expenses                               75.6         80.6
                                                          ----------   ----------

Operating income (loss)                                          3.3         (4.1)

   Interest expense                                             (4.8)        (3.4)
   Other income, net (Note 3)                                    1.8          2.9
                                                          ----------   ----------

Income (loss) before income taxes and
  minority interest                                              0.3         (4.6)

   Income tax expense (benefit)                                 (0.2)         2.1
   Mining taxes                                                  1.8          1.6
   Minority interest in net loss (income)                       (0.3)         0.2
                                                          ----------   ----------

Income (loss) before cumulative effect
  of accounting change                                          (1.6)        (8.1)
   Cumulative effect of accounting change (Note 4)              --           (3.7)
                                                          ----------   ----------

Net income (loss)                                               (1.6)       (11.8)
    Preferred dividends                                          1.9          1.9
                                                          ----------   ----------

Net income (loss) to common shares                              (3.5)       (13.7)
    Foreign currency translation adjustments                    (0.2)        (3.3)
                                                          ----------   ----------

Comprehensive income (loss) (Note 1)                      $     (3.7)  $    (17.0)
                                                          ==========   ==========

Income (loss) per common share (Note 5)
   Before cumulative effect of accounting change          $     (.02)  $     (.04)
   Accounting change                                              --         (.02)
                                                          ----------   ----------
   Basic and diluted                                      $     (.02)  $     (.06)
                                                          ==========   ==========

Dividends per common share                                $     .025   $     .025
                                                          ==========   ==========

Average common shares outstanding for
  income (loss) per share purposes - basic and diluted         229.8        229.7
                                                          ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                           March 31     December 31
                                                             1998           1997
                                                          ----------    ----------
Millions                                                  (Unaudited)
--------
Assets
   Current assets
     Cash and cash equivalents                            $    154.5    $    185.0
     Restricted cash                                            33.7          17.7
     Accounts and notes receivable                              25.6          33.0
     Inventories                                                10.4           8.3
     Materials and supplies, at average cost                    22.6          25.4
     Assets held for sale                                       42.5          42.5
     Other current assets                                       11.3          12.1
                                                          ----------    ----------
         Total current assets                                  300.6         324.0

   Investments                                                 253.6         255.2

   Property, plant and equipment, net                          477.6         489.3

   Other assets                                                 22.9          24.7
                                                          ----------    ----------

Total assets                                              $  1,054.7    $  1,093.2
                                                          ==========    ==========


Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings                                $     --      $      4.9
     Current maturities of long-term debt                       43.9          44.0
     Accounts payable                                           21.3          24.0
     Income and mining taxes payable                            15.3          10.1
     Other current liabilities                                  10.2          23.1
                                                          ----------    ----------
         Total current liabilities                              90.7         106.1

   Long-term debt                                              228.3         241.0
   Deferred income and mining taxes                             80.8          84.1
   Other liabilities                                            49.9          48.3
                                                          ----------    ----------
         Total liabilities                                     449.7         479.5

   Minority interest                                           108.1         107.7

   Commitments and contingencies (Note 6)                       --            --

   Shareholders' equity                                        496.9         506.0
                                                          ----------    ----------

Total liabilities and shareholders' equity                $  1,054.7    $  1,093.2
                                                          ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three months ended
                                                                      March 31
                                                                  ------------------
Millions                                                           1998        1997
--------                                                          ------     -------
Cash flows from operating activities
   Net income (loss)                                            $   (1.6)  $ (11.8)
   Adjustments to reconcile net income (loss) to cash flows
     from operating activities:
       Depreciation, depletion and amortization                     22.9      17.5
       Deferred income tax benefit                                  (3.9)     (0.9)
       Cumulative effect of accounting change (Note 4)              --         3.7
       Equity in losses of equity investee                           1.4      --
       Change in working capital accounts, net                       1.4       6.2
       Other, net                                                    2.9      (0.3)
                                                                --------   -------

Net cash flows provided by operating activities                     23.1      14.4
                                                                --------   -------

Cash flows from investing activities
   Capital expenditures                                            (14.0)    (23.6)
   Other, net                                                       --        (0.5)
                                                                --------   -------

Net cash flows used in investing activities                        (14.0)    (24.1)
                                                                --------   -------

Cash flows from financing activities
   Debt repayments                                                 (11.6)     --
   Decrease in short-term borrowings                                (4.9)    (19.9)
   Cash dividend payments                                           (7.6)     (7.6)
   Increase in restricted cash                                     (16.0)     --
   Other, net                                                       --         0.4
                                                                --------   -------

Net cash flows used in financing activities                        (40.1)    (27.1)
                                                                --------   -------

Effect of exchange rate changes on cash and cash equivalents         0.5      (1.5)
                                                                --------   -------

Net decrease in cash and cash equivalents                          (30.5)    (38.3)
Cash and cash equivalents at beginning of period                   185.0      94.0
                                                                --------   -------

Cash and cash equivalents at end of period                      $  154.5   $  55.7
                                                                ========   =======

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  General Information

         The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company
(BMG), necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries (the Company) and should be read in conjunction with the financial statements which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1997. Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation and requirements.

         The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement. The accompanying condensed consolidated statement of operations reflects the adoption of this standard.

Note 2.  Merger Expenses

         In connection with the 1996 combination of BMG and Battle Mountain Canada Ltd. ("BMCL"), formerly Hemlo Gold Mines Inc., an additional $2.2 million of merger expenses were incurred in the first quarter of 1997, consisting primarily of merger-related severance payments made to BMG employees.

Note 3.  Other Income, net

         Other income, net consisted of the following:

                                                          Three months ended
                                                               March 31
                                                        ----------------------
         Millions                                       1998              1997
         --------                                       ----              ----
         Interest income                               $  2.6            $  1.3
         Equity in losses of equity investee             (1.4)              -
         Other, net                                       0.6               1.6
                                                       ------            ------
         Total                                         $  1.8            $  2.9
                                                       ======            ======

Note 4.  Change in Accounting Method

         Effective January 1, 1997, Empresa Minera Inti Raymi S.A. ("Inti Raymi"), the Company's 88%-owned Bolivian gold mining subsidiary, changed its method of calculating depreciation, depletion and amortization ("DD&A") of mining properties and certain related assets at its Kori Kollo mine. Under the newly adopted method, Inti Raymi calculates units-of-production DD&A on an ounces-produced basis and applies such DD&A rate to the total estimated development costs to be incurred throughout the mine life of Kori Kollo. The Company correspondingly changed its method of amortizing the premium associated with its investment in Inti Raymi to an ounces-produced basis. Previously, both such DD&A calculations were based on a tonnes-milled rate applied to the capital costs incurred to date.

         The cumulative effect of this accounting change for periods ending prior to January 1, 1997 was a decrease in net income of $3.7 million, or $.02 per common share, net of minority interests of $0.5 million and income tax of $0.5 million.

Note 5.  Income (Loss) per Common Share

         The computations of the Company's basic and diluted income (loss) per share amounts were the same for the respective periods of the three months ended March 31, 1998 and 1997. Other securities that could potentially dilute basic income (loss) per share amounts in each of those periods that were not included in the calculations because they were anti-dilutive were the Company's outstanding common stock options, convertible debentures and convertible preferred stock.

Note 6.  Contingencies

         See "Part II - Other Information - Legal Proceedings" for information concerning significant legal proceedings of the Company. In addition to the legal proceedings described therein, the Company is party to a number of actions arising in the ordinary course of business. While the final outcome of these actions cannot be predicted with certainty, the Company believes that the outcome of these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 7.  Battle Mountain Canada Ltd. Summarized Financial Information

         The following summarized information of Battle Mountain Canada Ltd. is presented in accordance with the Securities Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares:

                                                       Three months ended
                                                            March 31
                                                     -----------------------
         Millions                                    1998               1997
         --------                                    ----               ----
         Sales                                      $ 42.0             $ 34.1
         Costs and expenses                           34.3               27.6
                                                    ------             ------
         Operating income                           $  7.7             $  6.5
                                                    ======             ======

         Net income                                 $  2.0             $  3.8
                                                    ======             ======

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
            (All production data reflects BMG attributable interests)


                                              Three months ended
                                                   March 31
                                              ------------------
                                                1998     1997
                                              -------   --------
GOLDEN GIANT
    Gold recovered (000s oz)                     103      80
    Silver recovered (000s oz)                    10       5
--------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                       $114    $161
    Depreciation, depletion and amortization      69      70
    Reclamation and mine closure costs             4       4
                                                ----    ----
    Total production costs                      $187    $235
--------------------------------------------------------------

KORI KOLLO (88% Interest)
    Gold recovered (000s oz)                      77      63
    Silver recovered (000s oz)                   236     175
--------------------------------------------------------------
  Cost per Gold Ounce Sold (2)
    Cash production costs                       $167    $203
    Depreciation, depletion and amortization     135     124
    Reclamation and mine closure costs            10       8
                                                ----    ----
    Total production costs                      $312    $335
--------------------------------------------------------------

HOLLOWAY (84.7% Interest)
    Gold recovered (000s oz)                      18      14
--------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                       $250    $327
    Depreciation, depletion and amortization     117     122
    Reclamation and mine closure costs             2       2
                                                ----    ----
    Total production costs                      $369    $451
--------------------------------------------------------------

BATTLE MOUNTAIN COMPLEX
    Gold recovered (000s oz)                      15      18
    Silver recovered (000s oz)                    23      34
--------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                       $225    $304
    Depreciation, depletion and amortization      31      27
    Reclamation and mine closure costs            --      46
                                                ----    ----
    Total production costs                      $256    $377
--------------------------------------------------------------


                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
            (All production data reflects BMG attributable interests)


                                              Three months ended
                                                   March 31
                                              ------------------
                                                1998      1997
                                              -------    -------
LIHIR(3)
    Gold recovered (000s oz)                      12
----------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                       $178
    Depreciation, depletion and amortization     173
                                                ----
    Total production costs                      $351
----------------------------------------------------------------

VERA/NANCY (50% Interest) (3)
    Gold recovered (000s oz)                      12
    Silver recovered (000s oz)                    10
----------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                       $136
    Depreciation, depletion and amortization      28
    Reclamation and mine closure costs             1
                                                ----
    Total production costs                      $165
----------------------------------------------------------------

SAN CRISTOBAL (50.5% Interest)
    Gold recovered (000s oz)                       8       8
    Silver recovered (000s oz)                    13      18
----------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs (4)                   $219    $417
    Depreciation, depletion and amortization     102      46
                                                ----    ----
    Total production costs                      $321    $463
----------------------------------------------------------------

RED DOME (50.5% Interest) (5)
    Gold recovered (000s oz)                              11
    Silver recovered (000s oz)                            52
    Copper recovered (000s lb)                           784
----------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                               $228
    Depreciation, depletion and amortization              20
    Reclamation and mine closure costs                    13
                                                        ----
    Total production costs                              $261
----------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
            (All production data reflects BMG attributable interests)

                                                            Three months ended
                                                                 March 31
                                                            ------------------
                                                            1998          1997
                                                            ----          ----
SILIDOR (55% Interest) (5)
    Gold recovered (000s oz)                                                 5
   -----------------------------------------------------------------------------
  Cost per Gold Ounce Sold
    Cash production costs                                               $  329
    Depreciation, depletion and amortization                                74
    Reclamation and mine closure costs                                       9
                                                                        ------
    Total production costs                                              $  412
--------------------------------------------------------------------------------

AGGREGATE DATA
   Gold recovered BMG share (000s oz)                        246           200
   Gold sold BMG share (000s oz)                             244           190
   Gold recovered (000s oz)                                  264           227
   Gold sold (000s oz)                                       262           210
Average price per oz realized                            $   307        $  358
--------------------------------------------------------------------------------
   Silver recovered BMG share (000s oz)                      291           284
   Silver sold BMG share (000s oz)                           288           235
   Silver recovered (000s oz)                                336           378
   Silver sold (000s oz)                                     332           280
Average price per oz realized                            $  6.37        $ 4.99
--------------------------------------------------------------------------------
   Weighted Average Cost per Gold Ounce Sold
    Cash production costs                                $   156        $  215
    Depreciation, depletion and amortization                  95            86
    Reclamation and mine closure costs                         5             9
                                                         -------        ------
    Total production costs                               $   256        $  310
--------------------------------------------------------------------------------

(1) Cash production costs are presented in accordance with guidelines established by The Gold Institute. In addition to mining, milling and plant level general and administrative expenses, cash production costs include royalties, freight, smelting costs and allowances, and production taxes. Credits for by-product silver and copper are offset against these cash production costs. This standard also provides for reporting on a cost per gold ounce basis, rather than cost per equivalent gold ounce.

(2) Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce calculations and therefore are not included in these cost per ounce calculations.

(3) Production started at Vera/Nancy and at Lihir during the third and fourth quarters of 1997, respectively.

(4) Includes deferred stripping costs of $78 per ounce and a deferred stripping credit of $78 per ounce for three months ended March 31, 1998 and 1997, respectively.

(5) Production ceased at Silidor and at Red Dome during the third and fourth quarters of 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1997 and the historical condensed consolidated financial statements and notes thereto preceding this discussion.

Summary - The Company substantially increased gold production and lowered cash production costs during the first three months of 1998, as compared with the same period in 1997, resulting in reduced losses attributable to common shareholders and improved cash flow from operating activities, despite lower gold prices.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had cash and cash equivalents of $154.5 million, of which $118.4 million was held by BMG and its wholly-owned subsidiaries, $31.6 million was held by Niugini Mining Limited ("NML") and $4.5 million was held by Inti Raymi. An additional $25.2 million of restricted cash was held by NML related to a guarantee of Lihir debt and $8.5 million of restricted cash was held by Inti Raymi for future debt service.

         See Part II - Other Information - Legal Proceedings and Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

         The Company expects that cash currently held, along with future cash flows from operations, will be sufficient to meet future cash needs at least through the end of 1998.

Operating Activities - The Company generated cash flow of $23.1 million from operating activities during the three months ended March 31, 1998 compared with $14.4 million for the three months ended March 31, 1997. The increase in cash flow from operations was primarily the result of higher production and lower operating costs in 1998, despite lower gold prices.

Investing Activities - Capital expenditures totaled $14.0 million during the three months ended March 31, 1998 as compared with $23.6 million during the same period in 1997. Capital expenditures for the three months ended March 31, 1998 and 1997, included $4.5 million and $6.0 million, respectively, of capitalized interest for its investment in NML, a Papua New Guinea company with an equity investment in Lihir Gold Limited. The Company has reduced its total 1998 projected capital expenditures to $50 million due to a revised construction schedule for the Crown Jewel Project. The Company is evaluating strategic opportunities that may exist in the marketplace as a result of depressed gold prices.

Financing Activities - The Company made $11.6 million of scheduled debt payments during the three months ended March 31, 1998. In addition, NML increased its restricted cash balance by $16.0 million to $25.2 million as required by the Lihir financing agreement.

Hedging - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

         The Company utilizes fixed forward sales contracts and spot deferred sales contracts and may use options to hedge anticipated sales of gold and silver. The following summarizes open forward gold sales contracts of the Company at March 31, 1998:

                                                         Average Price
                                            Amount         Per Unit            Period
                                          ---------      -------------    ------------------
  BMG                                     15,620 oz          $427         April 98 - July 98
  NML                                      2,000 oz          $423              April 98

         The aggregate amount by which the net market value of the Company's open forward sales contracts is greater than the spot price of $301 per ounce of gold as of March 31, 1998, is $2.2 million, of which $0.1 million is attributable to minority interests.

Foreign Operations - Identifiable assets attributable to operations of the Company outside the U.S. and Canada as of March 31, 1998 were approximately $524 million. Mining operations outside the U.S. and Canada represented approximately 45% of the total gross revenues of the Company for the three months ended March 31, 1998. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

Year 2000 Issue - The Company is currently conducting an inventory of all its computer systems. Software vendors will be contacted to verify year 2000 compliance, and where possible and necessary, the systems will be tested. Systems that have known year 2000 problems are being replaced. An outside contractor is assisting the Company with this and it is expected that all testing and necessary replacements will be completed by the first quarter of 1999. The Company does not anticipate any material adverse effect on operations regarding year 2000 compliance.

RESULTS OF OPERATIONS

Net income (loss) - The Company recorded a net loss of $3.5 million, or $.02 per share, attributable to common shareholders for the three months ended March 31, 1998. This compares with a net loss of $13.7 million, or $.06 per share, for the three months ended March 31, 1997. Results in 1998 were favorably impacted by significantly lower operating costs and increased production, partially offset by lower gold prices and higher DD&A. Included in the first quarter 1997 net loss were $2.2 million of merger expenses and a $3.7 million charge related to a change in accounting method.

                                                               Three months ended
                                                                     March 31
                                                               ---------------------
                                                                1998           1997
                                                               ------         ------
Gold sales (000 oz.) - 100%                                       262            210

Gold revenue realized per ounce                                 $ 307        $   358

Average London PM fix per ounce                                 $ 294        $   351


Sales - Sales increased for the three months ended March 31, 1998, as compared with the same period in 1997, because of increased gold production, partially offset by lower average realized gold sales prices. Gold production increased 46,000 ounces, primarily as a result of increases at the Golden Giant mine. Increased production at Golden Giant during the first quarter of 1998, as compared with the same period in 1997, was the result of ore grades mined in 1998 being higher than the average reserve grade, and technical problems encountered at the Golden Giant mill in 1997, which resulted in approximately 11,000 ounces of in-process gold. The Company expects ore grades mined at Golden Giant during the remainder of 1998 to be closer to the average reserve grade. Increased production during the quarter was also attributable to an increase at Kori Kollo, and production at the Vera/Nancy and Lihir mines, which commenced operations during the second half of 1997. Partially offsetting these increases were the effects of ceasing of production at the Red Dome and Silidor mines in the second half of 1997 following depletion of the ore bodies.

         The average realized price of gold decreased for the three months ended March 31, 1998, compared with the same period in 1997, as a result of decreased spot gold prices. Average realized prices for the three month period ended March 31, 1998 were slightly higher than the average London PM fix price for the same period due to gains recognized from the Company's forward sales.

                                                          Three months ended
CONSOLIDATED PRODUCTION COSTS PER OUNCE OF GOLD SOLD           March 31
                                                               --------
                                                          1998           1997
                                                          ----           ----
Direct mining costs                                      $  155         $  227
Deferred stripping adjustments                                4             (6)
Third party smelting, refining and transportation costs       3              3
By-product credits included in sales                         (8)            (7)
                                                         ------         ------
    Cash operating costs                                    154            217
Royalties*                                                    4              5
Production taxes                                              -              1
                                                         ------         ------
    Total cash costs                                        158            223
Depreciation, depletion and amortization                     95             83
Reclamation and mine closure costs                            5              9
                                                         ------         ------
    Total production costs                               $  258         $  315
                                                         ======         ======

RECONCILIATION OF TOTAL CASH COSTS PER OUNCE TO CONSOLIDATED FINANCIAL
STATEMENTS

                                                         Three months ended
                                                              March 31
                                                         -------------------
Millions, except ounces sold and per ounce amounts       1998           1997
--------------------------------------------------       ----           ----
Production costs per financial statements                $43.7          $ 51.1
By-product credits included in sales                      (2.1)           (1.4)
Reclamation and mine closure costs                        (1.3)           (1.8)
Other*                                                     1.2            (1.2)
                                                         -----          ------
Production costs for per ounce calculation purposes      $41.5          $ 46.7
                                                         =====          ======

Gold ounces sold (000s)                                    262             210
                                                         =====          ======

Total cash costs per gold ounce sold                     $ 158          $  223
                                                         =====          ======

* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce calculations and therefore are not included in these cost per ounce calculations.

Production costs - Total production costs decreased for the three months ended March 31, 1998 compared with 1997. Contributing to the decrease were the closures of the Red Dome and Silidor mines in the second half of 1997 and decreased production costs at the Battle Mountain Complex and San Cristobal mines. These decreases were partially offset by production costs at the Vera/Nancy mine, which commenced operations during the third quarter of 1997, and increased production costs at Kori Kollo due to higher production.

         Consolidated per ounce cash costs decreased for the three months ended March 31, 1998 compared with the same period in 1997. All of the Company's mines showed significant per ounce cash cost reductions in 1998 compared with 1997. Golden Giant's cash costs per ounce decreased from $161 per ounce to $114 per ounce as a result of higher ore grades mined, while Kori Kollo cash costs per ounce decreased primarily due to increased production.

Depreciation, depletion and amortization - DD&A increased in total and on a cost per gold ounce sold basis for the three months ended March 31, 1998 compared with the same period in 1997. DD&A increased in total primarily as a result of increases at Kori Kollo, largely due to increased production and depreciation on 1997 capital expenditures, and at Golden Giant due to increased production. On a cost per ounce of gold sold basis, including BMG's share of Lihir's DD&A, DD&A increased primarily due to increases at Kori Kollo, and depreciation at the Vera/Nancy and Lihir mines, which commenced commercial production in the second half of 1997.

Exploration, evaluation and other lease costs, net - Exploration, evaluation and other lease costs decreased for the three months ended March 31, 1998, compared with the same period in 1997, as the Company has reduced exploration expenditures and is focusing on high priority projects.

Merger expenses - Additional merger expenses of $2.2 million were recorded in the first quarter of 1997, consisting primarily of merger-related severance payments made to certain former BMG employees related to the 1996 combination of BMG and BMCL.

Interest expense - Interest expense increased in the three months ended March 31, 1998, as compared with the same period in 1997, as a result of interest on the $145 million bank borrowing by BMCL in September 1997.

Other income, net - Interest income increased in the three month period ended March 31, 1998, as compared with the same period in 1997, due to higher levels of cash invested. Other income, net decreased in the three months ended March 31, 1998 primarily as a result of decreased capitalized interest, as interest related to Lihir is no longer capitalized, effective October 1, 1997.

Income and mining taxes - The Company's provision for income taxes was $2.1 million for the three months ended March 31, 1997, although the Company recorded a loss before taxes and minority interests of $4.6 million. This provision was primarily the function of the provision for Canadian income taxes of $2.5 million on Canadian income and an increase in income tax benefits generated by U.S. net operating losses which were fully offset by an increase in the Company's deferred tax asset valuation allowance.

         Mining taxes increased for the three months ended March 31, 1998, as compared with the same period in 1997, due to increased mining income from the Company's Canadian mines.

Cumulative effect of accounting change - Effective January 1, 1997, Inti Raymi changed its method of calculating DD&A of mining properties and certain related assets at its Kori Kollo mine. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

New World Project

         The New World project is owned by a subsidiary of Crown Butte Resources Ltd. ("CBR"), a Canadian corporation in which the Company owns a 60% interest. In 1993, several special interest groups filed a complaint in U.S. District Court against CBR and others, alleging that certain discharges from the CBR-controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. As a result of that ruling, CBR and other defendants may be liable for costs of remediation, civil penalties and attorneys' fees. It is not possible to predict the amount of such liability at this time. The federal judge hearing the case has stayed all matters in the case in light of the August 1996 Agreement between CBR, the U.S. government and certain special interest groups (the "August 1996 Agreement"). The August 1996 Agreement provides a framework whereunder CBR would exchange property interests within the New World Mining District for U.S. interests or assets having a value of $65 million, and then set aside $22.5 million for the completion of reclamation and restoration programs in the District. The exchange would result in the settlement of existing litigation under the federal Clean Water Act relating to historic mining impacts by the parties to the August 1996 Agreement and mutual releases between the parties to the August 1996 Agreement as to any further environmental liabilities.

         The August 1996 Agreement contains a number of conditions beyond the control of CBR, including obtaining shareholder approval, CBR acquiring fee title (or such other interests as are acceptable to the United States) in certain lands currently leased to CBR and confirmation by appraisal that the interests to be acquired by the U.S. have a fair market value of at least $65 million. Failure to complete the exchange contemplated in the August 1996 Agreement would result in the legal action under the Clean Water Act proceeding and, as was the case prior to the August 1996 Agreement, there can be no assurance that any renewed permitting efforts would be successful.

Crown Jewel

         The following legal proceedings relate to the Crown Jewel project in Washington State in which the Company is earning an interest of up to 54%. During the first quarter of 1997, the final Environmental Impact Statement ("EIS") for the Crown Jewel project was issued. The EIS was prepared pursuant to the National Environmental Policy Act ("NEPA") and State Environmental Policy Act ("SEPA"). Certain positive permit decisions and approvals have been received for the project, but additional state and federal permit decisions and approvals are pending. Among the positive permit decisions were: 1) approval in September 1997 by the Washington Department of Ecology ("WDOE") of conditional coverage under the Modified General Permit for Construction Activity for certain construction activities; 2) approval by WDOE in September 1997 of a Dam Safety Permit for the proposed tailings facility; 3) approval by WDOE in November 1997 of certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project, and 4) approval by WDOE in January 1998 of an air quality permit to construct and operate the mine. The existing legal proceedings evidence opposition to the project by certain persons and special interest groups, including the Okanogan Highlands Alliance ("OHA"), the Washington Environmental Council ("WEC"), the Center for Environmental Law and Policy ("CELP") and the Confederated Tribes of the Colville Reservation ("CCT"). The Company expects that additional appeals may be filed and that injunctions will be sought. The impact and exact timing of final resolution of the existing appeals, or any future appeals related to the project, cannot at this time be determined with any accuracy.

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF OREGON, CIVIL NO. 97-806JE

         During the first quarter of 1997, the United States Forest Service ("USFS") issued a Record of Decision ("ROD") which approved the Crown Jewel project subject to the requirement that the Company obtain USFS approval of a detailed Plan of Operations. The USFS received four administrative appeals to its EIS and ROD, which were denied in May 1997. On May 29, 1997, OHA, WEC, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group instituted the above-referenced action against the USFS and certain USFS decision makers in United States District Court for the District of Oregon. The action appeals the EIS, the ROD and the denial of the administrative appeals. The action seeks the following rulings: 1) that the EIS and ROD are inadequate and violate NEPA and the Administrative Procedures Act ("APA"); 2) that the USFS's decision not to prepare and issue a supplemental EIS was not in accordance with law; and 3) that the ROD violates certain specified laws. The action also seeks an award of fees and costs associated with the litigation and indicates that the plaintiffs will seek injunctive relief restraining the USFS from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company has intervened in the action. On November 5, 1997, CCT moved to intervene as a matter of right. On March 19, 1998, the court ruled in favor of the USFS and the Company by denying the plaintiffs' challenge to the contents and scope of the administrative record. It is now anticipated that briefing of the case on the merits will occur in the second and third quarters of 1998.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, PCHB NO. 97-146 (CONSOLIDATED WITH PCHB NOS. 97-182; 97-183; 97-185; AND 97-186)

         Pursuant to the Company's request, PCHB Nos. 97-182; 97-183; 97-185; and 97-186 have been consolidated for hearing with PCHB No. 146. A consolidated hearing is presently scheduled to conclude in the second quarter of 1998. At a March 5, 1998 Scheduling Conference, the Board decided that the water quality issues raised by the pending appeals would not be heard during the consolidated hearing, but instead would be heard at an unspecified future date.

         PCHB No. 97-146. On October 16, 1997, OHA and WEC instituted the action designated PCHB No. 97-146 against WDOE and the Company. The action appeals WDOE's issuance of the Dam Safety Permit, WDOE's approval of conditional coverage under the Modified General Permit for Construction Activity and WDOE's acceptance of performance securities related thereto. The action also requests that the EIS be remanded to the WDOE for further review and compliance with SEPA. On February 26, 1998, the PCHB granted the Company's motion for summary judgment and dismissal of all of the storm water and dam safety claims.

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

OKANOGAN HIGHLANDS ALLIANCE V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, PCHB NO. 98-019

         On February 3, 1998, OHA instituted the action designated PCHB No. 98-019 against the WDOE and the Company. The action challenges the air quality permit to construct and operate the mine.

OKANOGAN HIGHLANDS ALLIANCE V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02869-5

         On December 4, 1997, OHA instituted the above-referenced action against WDOE, the Company and Crown Resources Corporation in the Superior Court of the State of Washington in and for Thurston County. The action challenges WDOE's determinations that the proposed tailings facility and the proposed waste rock disposal sites at the Crown Jewel project do not need a Solid Waste Permit. The action seeks to have the court issue an order declaring a historic WDOE rulemaking to be in excess of statutory authority and/or arbitrary and capricious. In the event that the Court determines the rulemaking to be valid, Plaintiffs seek a hearing on whether the Crown Jewel tailings constitute a "liquid waste" subject to a federal or state water pollution permit and on whether the Crown Jewel waste rock constitutes an "inert waste," such that the tailings facility and waste rock sites are not respectively required to have a Solid Waste Permit and meet certain location standards. The action also seeks orders declaring that the Crown Jewel tailings and waste rock must be disposed of at a licensed solid waste disposal facility, any other relief deemed necessary and an award of fees and costs. On April 16, 1998, OHA dismissed the action without prejudice.

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


ITEM 5.  OTHER INFORMATION

         Reduction in the size of Board of Directors. The Board of Directors, by a unanimous vote, determined that it would be more effective and in the best interest of the Company to reduce the size of the Board of Directors from 12 members to 10 members. Pursuant to this reduction, one Class I position and one Class II position were eliminated. In order to facilitate such reduction, E. Courtney Pratt (Class II) resigned effective March 15, 1998, and Ted H. Pate (Class I) did not stand for re-election at the expiration of his term, which was April 27, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11       Computation of Income (loss) per Common Share

         27       Financial Data Schedule

         (b) No report on Form 8-K has been filed by BMG during the quarter for which this report is filed.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BATTLE MOUNTAIN GOLD COMPANY


Date:  April 27, 1998                       /s/ JEFFREY L. POWERS
                                            --------------------------------
                                                     Jeffrey L. Powers
                                              Vice President and Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11           Computation of Income (Loss) per Common Share

  27           Financial Data Schedule
