Form 10-Q/A
period 1998-03-31
BATTLE MOUNTAIN GOLD CO
filed 1998-04-29
CIK 771498

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                            Three months ended
                                                                 March 31
                                                            ------------------
Millions, except per share amounts                          1998          1997
----------------------------------                          ----          ----
Sales                                                     $     78.9   $     76.5
                                                          ----------   ----------

Costs and expenses
   Production costs                                             43.7         51.1
   Depreciation, depletion and amortization                     22.9         17.5
   Exploration, evaluation & other lease costs, net              5.3          5.9
   Merger expense (Note 2)                                      --            2.2
   General and administrative expenses                           3.7          3.9
                                                          ----------   ----------
         Total costs and expenses                               75.6         80.6
                                                          ----------   ----------

Operating income (loss)                                          3.3         (4.1)

   Interest expense                                             (4.8)        (3.4)
   Other income, net (Note 3)                                    1.8          2.9
                                                          ----------   ----------

Income (loss) before income taxes and
  minority interest                                              0.3         (4.6)

   Income tax expense (benefit)                                 (0.2)         2.1
   Mining taxes                                                  1.8          1.6
   Minority interest in net loss (income)                       (0.3)         0.2
                                                          ----------   ----------

Income (loss) before cumulative effect
  of accounting change                                          (1.6)        (8.1)
   Cumulative effect of accounting change (Note 4)              --           (3.7)
                                                          ----------   ----------

Net income (loss)                                               (1.6)       (11.8)
    Preferred dividends                                          1.9          1.9
                                                          ----------   ----------

Net income (loss) to common shares                        $     (3.5)  $    (13.7)
                                                          ==========   ==========

Income (loss) per common share (Note 5)
   Before cumulative effect of accounting change          $     (.02)  $     (.04)
   Accounting change                                              --         (.02)
                                                          ----------   ----------
   Basic and diluted                                      $     (.02)  $     (.06)
                                                          ==========   ==========

Dividends per common share                                $     .025   $     .025
                                                          ==========   ==========

Average common shares outstanding for
  income (loss) per share purposes - basic and diluted         229.8        229.7
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


         The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement. The Company's comprehensive income (loss) was as follows:

                                                  Three Months Ended
                                                        March 31
                                                  ------------------
Millions                                           1998        1997
--------                                          ------      ------
Net income (loss)                                 $(1.6)      $(11.8)
Foreign currency translation adjustments           (0.2)        (3.3)
                                                  -----       ------
Comprehensive income (loss)                       $(1.8)      $(15.1)
                                                  =====       ======


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

                                            BATTLE MOUNTAIN GOLD COMPANY



Date:  April 28, 1998                       /s/ JEFFREY L. POWERS
                                            --------------------------------
                                                     Jeffrey L. Powers
                                              Vice President and Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11           Computation of Income (Loss) per Common Share

  27           Financial Data Schedule
