Form 10-K405/A
period 1997-12-31
BATTLE MOUNTAIN GOLD CO
filed 1998-05-28
CIK 771498

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

================================================================================

The information appearing in Part II, Item 8 of Battle Mountain Gold Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is hereby amended as indicated in the Index to Consolidated Financial Statements as "II. Lihir Gold Limited" to include the following financial statements of Lihir Gold Limited.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----
II.      LIHIR GOLD LIMITED

         Report of Independent Accountants..........................    2

         Profit and Loss Accounts...................................    3

         Balance Sheet..............................................    4

         Statement of Cash Flows....................................    5

         Notes to Financial Statements..............................    6

                               LIHIR GOLD LIMITED

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS
LIHIR GOLD LIMITED
PORT MORESBY
PAPUA NEW GUINEA


We have audited the financial statements of Lihir Gold Limited for the year ended 31 December 1997 as set out on pages 3 to 29. The Company's Directors are responsible for the preparation and presentation of the financial statements and the information they contain. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.


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


As described in Note 27 to the financial statements, the Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States. Note 27 reconciles these differences.

AUDIT OPINION

In our opinion:

(a)      the financial statements of Lihir Gold Limited are properly drawn up:

         (i) so as to give a true and fair view of the state of affairs of the Company at 31 December 1997 and of the results and cash flows of the Company for the year ended on that date; and

         (ii) in accordance with the provisions of the Companies Act (Chapter 146); and

         (iii)    in accordance with applicable Accounting Standards;

(b) the accounting and other records (including registers) examined by us have been properly kept in accordance with the Companies Act.





COOPERS & LYBRAND
By R Hubbard
Registered under the Accountants Registration Act (Chapter 89)

PORT MORESBY, PAPUA NEW GUINEA




On 17th day of March 1998

                               LIHIR GOLD LIMITED


                            PROFIT AND LOSS ACCOUNTS
            FOR THE YEARS ENDED 31 DECEMBER 1997, 1996, 1995 AND 1994

                                                                         US$ 000
                                                 NOTE         1997         1996        1995        1994
SALES REVENUE                                                56,966         --          --           --

OPERATING EXPENSES
  Mining expenses                                           (15,562)        --          --           --
  Processing costs                                           (5,609)        --          --           --
  Power generation costs                                     (3,264)        --          --           --
  General and administrative costs                           (8,427)        --          --           --
  Refining, royalty and management fees                      (2,042)        --          --           --
  Costs deferred and transferred to                          11,588         --          --           --
    inventories
Total operating expenses                                    (23,316)        --          --           --

OPERATING PROFIT BEFORE DEPRECIATION,                        33,650         --          --           --
INTEREST AND TAX

Depreciation and amortisation                                (8,918)        --          --           --

OPERATING PROFIT BEFORE INTEREST AND TAX                     24,732         --          --           --

Net interest expense                                         (6,593)        --          --           --

OPERATING PROFIT BEFORE INCOME TAX                5          18,139         --          --           --

Income tax attributable to operating profit       14         (6,338)        --          --           --

OPERATING PROFIT AFTER INCOME TAX                            11,801         --          --           --

Retained profits at the beginning of the                         --         --          --           --
period

Total available for appropriation                            11,801         --          --           --

Dividends provided for or paid                                   --         --          --           --

RETAINED PROFITS AT THE END OF THE
FINANCIAL PERIOD                                             11,801         --          --           --

The accompanying notes form part of these financial accounts

                               LIHIR GOLD LIMITED

              BALANCE SHEETS AS AT 31 DECEMBER, 1997, 1996 AND 1995

                                                                   US$ 000
                                               NOTE      1997        1996        1995
CURRENT ASSETS
Cash                                             6      30,640      44,002     363,099
Inventories                                      8      21,953          --          --
Receivables and prepayments                      9       6,282          42         420
Other current assets                            10       6,320          --          --
                                                       -------     -------     -------
TOTAL CURRENT ASSETS                                    65,195      44,044     363,519

NON-CURRENT ASSETS

Inventories                                      8       4,262          --          --
Receivables and prepayments                      9         418          --          --
Development and mining properties               11     889,049     670,412     268,235
Other non current assets                        10      26,732      20,496          --
                                                       -------     -------     -------
TOTAL NON-CURRENT ASSETS                               920,461     690,908     268,235

                                                       -------     -------     -------
TOTAL ASSETS                                           985,656     734,952     631,754
                                                       -------     -------     -------


CURRENT LIABILITIES
Accounts payable                                12      19,459      51,055      10,054
Provisions                                      13         579         516         218
Borrowings                                      22      26,623         540          --
Retentions                                                 421       1,527         168
                                                       -------     -------     -------
TOTAL CURRENT LIABILITIES                               47,082      53,638      10,440

NON CURRENT LIABILITIES

Provisions                                      13       6,131          --          --
Borrowings                                      22     299,328      60,000          --
                                                       -------     -------     -------

TOTAL NON CURRENT LIABILITIES                          305,459      60,000          --

                                                       -------     -------     -------
TOTAL LIABILITIES                                      352,541     113,638      10,440
                                                       -------     -------     -------

NET ASSETS                                             633,115     621,314     621,314
                                                       -------     -------     -------

SHAREHOLDERS' EQUITY
Share capital                                   18      68,085      68,085      68,085
Ordinary shares K0.10 par value
Authorised 2,000,000,000; issued
and outstanding 1996 and 1995
900,000,000 shares)
Reserves                                        19     553,229     553,229     553,229
Retained Earnings                                       11,801          --          --
                                                       -------     -------     -------
TOTAL SHAREHOLDERS' EQUITY                             633,115     621,314     621,314
                                                       -------     -------     -------

                               LIHIR GOLD LIMITED

                            STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDING 31 DECEMBER 1997, 1996, 1995 AND 1994

                                                                           US$ 000
                                                         1997          1996         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES

Receipts from operating activities                       56,966            --            --            --
Payments arising from operating activities              (50,466)           --            --            --
                                                       --------      --------      --------      --------
                                                          6,500
Interest income                                             633            --            --            --
Interest paid to third parties                           (6,135)           --            --            --
Income taxes paid                                            --            --            --            --
                                                       --------      --------      --------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    998            --            --            --

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issue of shares                                --            --       431,754            --
Joint Venture contributions                                  --            --        37,936        12,812
Borrowings                                              261,527        60,540            --            --
                                                       --------      --------      --------      --------
                                                        261,527        60,540       469,690        12,812

CASH FLOWS FROM INVESTING ACTIVITIES

Property plant and equipment                           (216,813)     (420,417)     (123,877)      (12,812)
Decrease (Increase) in debtors                           (1,994)          378          (420)           --
Decrease (Increase) in inventories                      (14,773)           --            --            --
Decrease (Increase) in other assets                      (2,848)           --            --            --
Increase (Decrease) in creditors                        (29,366)       42,658        10,440            --
Increase (Decrease) in other provisions                     632            --            --            --
Interest received                                         1,550        18,240         7,266            --
Interest paid to third parties                          (12,275)           --            --            --
Increase in deferred hedging costs                           --       (20,496)           --            --
                                                       --------      --------      --------      --------
                                                       (275,887)     (379,637)     (106,591)      (12,812)


                                                       --------      --------      --------      --------
NET INCREASE/(DECREASE) IN CASH AND CASH                (13,362)     (319,097)      363,099            --
EQUIVALENTS
                                                       --------      --------      --------      --------


Cash balance at beginning of period                      44,002       363,099            --            --
Cash balance at end of period                            30,640        44,002       363,099            --
                                                       --------      --------      --------      --------
                                                        (13,362)     (319,097)      363,099            --
                                                       --------      --------      --------      --------

The accompanying notes form part of these financial statements.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997



NOTE 1:  STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with The Papua New Guinea Companies Act (Chapter 146), applicable International Accounting Standards (IAS) and other mandatory professional reporting requirements (Standing Interpretations Committee). The financial statements have also been prepared on the basis of historical costs and do not take into account changing money values. Cost is based on the fair values of the consideration given in exchange for assets. The accounting policies have been consistently applied, unless otherwise stated.

Construction and commissioning of the mine and processing facilities were completed during the year. For the purpose of these financial statements the effective date for the commencement of commercial production was 1 October 1997.

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

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


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

         When future economic benefits are established by further development expenditure in respect of a mine property after the commencement of production, such expenditure is carried forward as part of the cost of that mine property. Otherwise such expenditure is classified as part of the cost of production.

         Revenue from the sale of gold prior to the commencement of commercial production has been offset against the carrying value of Mine Properties.

         Amortisation of costs is provided on the unit-of-production method, separate calculations being made for each mineral resource. The unit-of-production basis results in an amortisation charge proportional to the depletion of estimated recoverable gold ounces contained in Proved and Probable Ore Reserves.

(d)      CAPITALISATION OF FINANCING COSTS

         Interest, other financing costs and foreign exchange differences are classified as part of development and mine properties where they relate to funds raised for developing those properties. Interest earned on the temporary investment of borrowed funds and funds received in connection with the sale of equity securities prior to the expenditure being made is deducted from interest paid on the borrowed funds in arriving at the amounts so capitalised. These are amortised using the unit-of-production method based on recoverable gold ounces.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


(e)      MINE BUILDINGS, MACHINERY AND EQUIPMENT

         The cost of each item of buildings, machinery and equipment is depreciated over its expected useful life. For the majority of assets this is accomplished using the unit-of-production method based on recoverable ounces, although some assets are depreciated using a percentage based on time. Each item's economic life has due regard to both physical life limitations and to present assessments of economically recoverable reserves of the mine property (where appropriate) and to possible future variations in those assessments. Estimates of remaining useful lives are made on a regular basis for all assets, with annual reassessments for major items.

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

(f)      REMAINING MINE LIVES

         In estimating the remaining life of the mine at each mine property for the purpose of amortisation and depreciation calculations, due regard is given, not only to the volume of remaining recoverable mineral reserves, but also to limitations which could arise from the potential for changes in technology, demand, product substitution and other issues which are inherently difficult to estimate over a lengthy time frame.

(g)      RECOVERABLE AMOUNTS

         Annually, or more frequently if circumstances require, an assessment is made of the carrying value of assets, in order to determine whether, in the opinion of the directors, it is reasonable to believe that the carrying value of the assets will be recovered over the expected remaining life of the mine. This is calculated by comparing undiscounted future cash flows, based on estimated future sales prices and operating and capital costs, with current net carrying values. If the difference is material then a write down to the estimated recoverable amount is made with a charge to profit as an abnormal item.

(h)      RESTORATION, REHABILITATION AND ENVIRONMENTAL EXPENDITURE

         Restoration, rehabilitation and environmental expenditure to be incurred during the production phase of operations is accrued when the need for such expenditure is established, and then written off as part of the cost of production. Significant restoration, rehabilitation and environmental

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

         expenditure to be incurred subsequent to the cessation of production at each mine property is accrued, in proportion to production, provided the amount of expenditure can be reasonably estimated.

(i)      INVENTORIES

         Inventories of ore and metal are physically measured or estimated and valued at the lower of cost and net realisable value.

         Cost comprises direct material, labour and transportation expenditure in getting such inventories to their existing location and condition, together with an appropriate portion of fixed and variable overhead expenditure and depreciation and amortisation, based on weighted average costs incurred during the period in which such inventories are produced. Net realisable value is the amount estimated to be obtained from sale of the item of inventory in the normal course of business, less any anticipated costs to be incurred prior to its sale.

         Inventories of consumable supplies and spare parts expected to be used in production are valued at the lower of weighted average cost, which includes the cost of purchase as well as transportation and statutory charges, and net realisable value.

(j)      DEFERRED MINING COSTS

         Direct expenditure on mining is brought to account for each phase of the mine's development based on the estimated ratio of waste to ore for that phase. During the mining period the actual ratio of waste to ore removed for each phase varies from year to year. In periods where more than the average amount of waste is removed the surplus is transferred to the deferred mining cost account. It is subsequently expensed during periods where the waste to ore ratio is less than the average. The average amount of waste to be removed is assessed according to each mining phase, and not over the entire life of the mine.

(k)      REVENUE RECOGNITION

         Sales are recognised as revenue only when there has been a passing of risk to the customer, and:

         o the product is in a form suitable for delivery and no further processing is required by, or on behalf of, the Company;

         o the quantity and quality (grade) of the product can be determined with reasonable accuracy;

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

         o the product has been despatched to the customer and is no longer under the physical control of the Company (or property in the product has earlier passed to the customer); and

         o     the selling price can be measured reliably.

         Sales revenue represents the gross proceeds receivable from the customer.

         Revenue received from sale/disposal of product, materials or services during the exploration, expenditure or development phases of operations is offset against expenditure in respect of the area of interest/mineral resource concerned.

(l)      GOLD HEDGING

         Hedging is undertaken to ensure a minimum level of income, and not for speculative purposes. Any costs incurred in purchasing options, forward contracts and other derivative instruments are capitalised, and charged to profit when the position expires, either through delivery of the underlying gold or through the passage of time. All unrealised gains and losses are also brought to account upon expiry, and not progressively through time. The Company does not trade derivative financial instruments.

(m)      EMPLOYEE ENTITLEMENTS

         (i)     Wages and Salaries

                 A liability for wages and salaries is recognised, and measured as the amount unpaid at balance date at current pay rates in respect of employees' services up to that date.

         (ii)     Annual and Long Service Leave

                 A liability for annual and long service leave is recognised and measured with reference to existing entitlements and salary and measured as the amount unpaid at balance date at current pay rates in respect of employee's services up to that date.


(n)      FOREIGN CURRENCY TRANSLATION

         As the Company's turnover is denominated in US dollars and the majority of its fixed asset purchases and costs are in US dollars or currencies related to US dollars, the Company's Directors have adopted the US dollar as the Company's functional and management reporting currency.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


(o)      INCOME TAX

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

(p)      LEASES

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

(q)      CASH

         For the purpose of the statement of cash flows, cash includes:

         (i) cash on hand and in at call deposits with banks or financial institutions, net of bank overdrafts; and

         (ii) investments in money market instruments with less than 90 days to maturity.

(r)      COMPARATIVE FIGURES

         Where necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


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


NOTE 3:     REQUIREMENTS REGARDING CASH RESERVES

The Papua New Guinea Central Banking (Foreign Exchange and Gold) Regulations generally require PNG companies to hold all cash reserves in Kina. Prior approval of the Bank of Papua New Guinea is required to convert funds from Kina into other currencies.

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


NOTE 5:      OPERATING PROFIT

                                                                               US$ 000
                                                             1997           1996        1995        1994
Operating profit before taxation has been determined
after crediting / (charging):

Interest income                                                633           --          --          --
Interest expense and finance expenses                       (7,226)          --          --          --
Royalties on sales                                          (1,151)          --          --          --
Foreign exchange gains and (losses)                             30           --          --          --
Provisions for employee benefits                              (207)          --          --          --

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

NOTE 6:  CASH

                                                                             US$ 000
                                                              1997        1996       1995        1994
Cash at bank and on hand                                      5,364       8,600       1,372          --
At call deposits with financial institutions                 25,276      35,402     149,012          --
Treasury bills and commercial paper                              --          --     212,715          --
                                                            -------     -------     -------     -------
                                                             30,640      44,002     363,099          --
                                                            -------     -------     -------     -------

NOTE 7:  STATEMENT OF CASH FLOWS

                                                                               US$ 000
                                                             1997           1996       1995        1994
Reconciliation of cash flow from operating
activities to operating profit after tax

Net cash flow from operating activities                         998           --          --          --

Depreciation and amortisation                                (8,918)          --          --          --
Accumulated depreciation - disposed assets                       17           --          --          --

Increase/(Decrease) in debtors                                4,665           --          --          --
Increase/(Decrease) in inventories                           11,442           --          --          --
Increase/(Decrease) in future income tax benefit                 64           --          --          --
Increase/(Decrease) in other assets                           9,642           --          --          --
Decrease/(Increase) in creditors                               (548)          --          --          --
Decrease/(Increase) in deferred tax                          (5,869)          --          --          --
Decrease/(Increase) in other provisions                         308           --          --          --
                                                            -------      -------     -------     -------
Operating profit after tax                                   11,801           --          --          --
                                                            -------      -------     -------     -------

Movements in assets and liabilities relate to the period since the commencement of commercial production.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

NOTE 8:  INVENTORIES

                                                                US$ 000
                                               1997         1996         1995         1994
CURRENT
Stores                                         14,354           --           --           --
Production work in progress                     4,811           --           --           --
Ore stockpiles                                  2,788           --           --           --

                                             --------     --------     --------     --------
Total current inventories                      21,953           --           --           --



NON-CURRENT
Ore stockpiles                                  4,262           --           --           --

                                             --------     --------     --------     --------
Total inventories                              26,215           --           --           --
                                             --------     --------     --------     --------

NOTE 9:  RECEIVABLES AND PREPAYMENTS

                                                                              US$ 000
                                                             1997         1996        1995        1994
CURRENT
Prepayments                                                   2,969          33          41          --
Insurance claims receivable                                     805          --          --          --
Other amounts receivable from:
- third parties                                               2,508          --          --          --
- other related bodies corporate                                 --           9         379          --
                                                            -------     -------     -------     -------
                                                              6,282          42         420          --
NON-CURRENT
Prepayments                                                     413          --          --          --
Other amounts receivable                                          5          --          --          --
                                                            -------     -------     -------     -------
                                                                418          --          --          --

                                                            -------     -------     -------     -------
Total amounts receivable and prepayments                      6,700          42         420          --
                                                            -------     -------     -------     -------

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997



NOTE 10: OTHER ASSETS

                                                                         US$ 000
                                                     1997           1996           1995           1994
CURRENT
Future income tax benefit                                 25             --             --             --
Hedging costs                                          3,246             --             --             --
Deferred mining costs:                                 3,049             --             --             --
                                                  ----------     ----------     ----------     ----------
                                                       6,320             --             --             --
NON-CURRENT
Future income tax benefit                                 39             --             --             --
Hedging costs                                         17,250         20,496             --             --
Deferred mining costs:                                 9,443             --             --             --
                                                  ----------     ----------     ----------     ----------
                                                      26,732         20,496             --             --

                                                  ----------     ----------     ----------     ----------
Total Other Assets                                    33,052         20,496             --             --
                                                  ----------     ----------     ----------     ----------

NOTE 11: DEVELOPMENT AND MINING PROPERTIES

                                                                                US$ 000
                                                          1997             1996           1995            1994
DEVELOPMENT PROPERTIES

Cost brought forward                                      670,412         268,235         151,624         146,005
Additions                                                 240,014         407,246         113,823           5,619
Interest received                                         (12,275)        (18,240)         (7,266)             --
Borrowing costs                                                --          13,171          10,054              --
Transfers to mining properties                           (894,579)             --              --              --
                                                       ----------      ----------      ----------      ----------
Costs carried forward                                       3,572         670,412         268,235         151,624


PLANT AND EQUIPMENT
  Cost brought forward                                         --              --              --              --
  Transfers from development properties                   412,225              --              --              --
  Disposals                                                  (201)             --              --              --
                                                       ----------      ----------      ----------      ----------
  Cost carried forward                                    412,024              --              --              --

  Depreciation brought forward                                 --              --              --              --
  Charge for the year                                      (4,566)             --              --              --

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


  Disposals                                                    17              --             --             --
                                                       ----------      ----------     ----------     ----------
  Depreciation carried forward                             (4,549)             --             --             --

                                                       ----------      ----------     ----------     ----------
  Net book value                                          407,475              --             --             --
                                                       ----------      ----------     ----------     ----------

LAND AND BUILDINGS
  Cost brought forward                                         --                             --             --
  Transfers from development properties                    71,496              --             --             --
  Disposals                                                    --                             --             --
                                                       ----------      ----------     ----------     ----------
  Cost carried forward                                     71,496              --             --             --

  Depreciation brought forward                                 --              --             --             --
  Charge for the year                                        (643)             --             --             --
  Disposals                                                    --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Depreciation carried forward                               (643)             --             --             --

                                                       ----------      ----------     ----------     ----------
  Net book value                                           70,853              --             --             --
                                                       ----------      ----------     ----------     ----------

CAPITALISED EXPLORATION
  Cost brought forward                                         --              --             --             --
  Transfers from development properties                   146,374              --             --             --
  Disposals                                                    --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Cost carried forward                                    146,374              --             --             --

  Depreciation brought forward                                 --              --             --             --
  Charge for the year                                      (1,317)             --             --             --
  Disposals                                                    --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Depreciation carried forward                             (1,317)             --             --             --

                                                       ----------      ----------     ----------     ----------
  Net book value                                          145,057              --             --             --
                                                       ----------      ----------     ----------     ----------

DEFERRED EXPENDITURE
  Cost brought forward                                         --              --             --             --
  Transfers from development properties                   264,484              --             --             --
  Disposals                                                    --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Cost carried forward                                    264,484              --             --             --

  Depreciation brought forward                                 --              --             --             --
  Charge for the year                                      (2,392)             --             --             --

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997



  Disposals                                                    --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Depreciation carried forward                             (2,392)             --             --             --
                                                       ----------      ----------     ----------     ----------
  Net book value                                          262,092              --             --             --
                                                       ----------      ----------     ----------     ----------

TOTAL MINING PROPERTIES
  Cost brought forward                                         --              --             --             --
  Transfers from development properties                   894,579              --             --             --
  Disposals                                                  (201)             --             --             --
                                                       ----------      ----------     ----------     ----------
  Cost carried forward                                    894,378              --             --             --

  Depreciation brought forward                                 --              --             --             --
  Charge for the year                                      (8,918)             --             --             --
  Disposals                                                    17              --             --             --
                                                       ----------      ----------     ----------     ----------
  Depreciation carried forward                             (8,901)             --             --             --

  Net book value                                          885,477              --             --             --

                                                       ----------      ----------     ----------     ----------
TOTAL DEVELOPMENT AND MINING PROPERTIES                   889,049              --             --             --
                                                       ----------      ----------     ----------     ----------

NOTE 12: ACCOUNTS PAYABLE

                                                                              US$ 000
                                                          1997           1996            1995           1994
CURRENT

Trade creditors and accruals                               17,510         50,100          9,492             --
Amounts payable to related bodies                           1,949            955            562             --
                                                       ----------     ----------     ----------     ----------
                                                           19,459         51,055         10,054             --
                                                       ----------     ----------     ----------     ----------

NOTE 13: PROVISIONS

                                                                              US$ 000
                                                          1997           1996          1995            1994
CURRENT
Employee provisions - current                                 579            516            218             --

NON CURRENT
Employee provisions - non current                             262             --             --             --
Deferred income tax                                         5,869             --             --             --
                                                       ----------     ----------     ----------     ----------
                                                            6,131             --             --             --

                                                       ----------     ----------     ----------     ----------
Total provisions                                            6,710            516            218             --
                                                       ----------     ----------     ----------     ----------

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

NOTE 14: INCOME TAX

INCOME TAX EXPENSE HAS BEEN CALCULATED AS FOLLOWS:

                                                                                          US$ 000
                                                                     1997            1996            1995          1994
PROFIT FOR THE YEAR                                                  18,139              --             --             --

Prima facie income tax charge on operating profit at 35%              6,348              --             --             --

Tax effect of permanent differences
Exempt interest income                                                  (10)             --             --             --
                                                                 ----------      ----------     ----------     ----------
                                                                      6,338                             --

DEFERRED TAX PROVISION

Balance carried forward                                              (5,869)             --             --             --

This balance comprises the tax effect of:
  Depreciation                                                       (5,033)             --             --             --
  Other                                                                (836)             --             --             --
                                                                 ----------      ----------     ----------     ----------
                                                                     (5,869)             --             --             --
                                                                 ----------      ----------     ----------     ----------

FUTURE INCOME TAX BENEFIT

Balance carried forward                                                  64              --             --             --

This balance comprises the tax effect of:
  Provisions                                                             39              --             --             --
  Other                                                                  25              --             --             --
                                                                 ----------      ----------     ----------     ----------
                                                                         64              --             --             --
                                                                 ----------      ----------     ----------     ----------

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997



NOTE 15: REMUNERATION AND RETIREMENT BENEFITS

(a)       Directors' and Executive Officers' Remuneration

                                                                       DIRECTORS      SALARY AND
                                                                         FEES       OTHER BENEFITS
                                                                         US$             US$
Baylis, Joseph                                                             --               --
Collier, John                                                              --               --
Garnaut, Ross                                                          68,511           30,000
Ives, Glenn (alternate for Ian Telfer)                                     --               --
Kulala, John (alternate for Charles Lepani)                                --               --
Lepani, Charles                                                            --               --
Louden, Geoff                                                              --               --
O'Reilly, John                                                             --          354,200
Siaguru, Anthony                                                       23,733               --
Soipang, Mark                                                           4,153               --
Taylor, Meg                                                            23,733               --
Tauvasa, Joe (Retired)                                                     --               --
Thomas, Gavin (Retired)                                                    --               --
Telfer, Ian                                                                --               --
Vickerman, Andrew                                                          --          252,800

In addition, during the year the Company paid a premium of US$45,000 for insurance to cover liability whilst acting as a director or executive officer. This policy was organised through the Rio Tinto Group Global Insurance Programme.

(b) The number of employees, including executive directors, whose remuneration and benefits exceeded K100,000 fall into the following bands:

                     REMUNERATION AND BENEFIT BAND                               NUMBER OF EMPLOYEES
                US$                                  PGK
         $59,330 - $65,263                   K100,000 - K110,000                          7
         $65,264 - $71,196                   K110,001 - K120,000                          4
         $71,197 - $77,129                   K120,001 - K130,000                         18
         $77,130 - $83,062                   K130,001 - K140,000                          6
         $83,063 - $88,995                   K140,001 - K150,000                          9
         $88,996 - $94,928                   K150,001 - K160,000                          4
         $94,929 - $100,861                  K160,001 - K170,000                          6
        $112,727 - $118,660                  K190,001 - K200,000                          4
        $124,593 - $130,526                  K210,001 - K220,000                          1
        $136,459 - $142,392                  K230,001 - K240,000                          1
        $172,057 - $177,990                  K290,001 - K300,000                          1
        $249,186 - $255,119                  K420,001 - K430,000                          1
        $350,047 - $355,980                  K590,001 - K600,000                          1

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


NOTE 16: RETIREMENT BENEFITS

Senior employees of the Company participate in a retirement benefit plan, and contributions are made to the plan by the Company based on a fixed percentage of the employee's base salary. Employer contributions during the year were $447,000.

The Company also participates in the National Provident Fund of Papua New Guinea in respect of its Papua New Guinean employees. Employer contributions during the year amounted to $233,000.

NOTE 17: AUDITORS' REMUNERATION

Amounts received or due and receivable by                                              US$ 000
Company auditors for:                                              1997          1996           1995          1994

- auditing the accounts                                            110            36             30             7
- other services                                                    51            90            747             5

NOTE 18: SHARE CAPITAL

                                                                                  US$ 000
                                                               1997           1996          1995           1994
(a)    Authorised Capital

       2 billion Ordinary Shares of K0.10 each                 148,000       148,000        148,000           --
                                                            ----------     ---------      ---------     --------

(b)    Issued and Outstanding Capital

       900,000,000 Ordinary Shares of K0.10 each, fully
       paid                                                     68,085        68,085         68,085           --
                                                            ----------     ---------      ---------     --------

(c)      Share Options

         In 1995 the Company granted to the Sponsors 7,200,000 share options at a price 15% above the final institutional price of US$1.19 in consideration for their agreement to underwrite the over-allotment options under the Company's Global Offering. The option is valid for a period of five years.

NOTE 19: RESERVES

                                                                                     US$ 000
                                                                  1997          1996          1995          1994
CAPITAL RESERVES

Share premium reserve                                            553,229       553,229       553,229         --

NOTE 20: CAPITAL AND LEASING COMMITMENTS

(a)      Operating Lease Commitments

Non-cancellable Operating leases contracted for but                                    US$ 000
not capitalised in the accounts                                       1997          1996          1995          1994
Payable
     - not later than one year                                           426           249            944          834
     - later than one year but not later than 2 years                    296            17            302          775
     - later than two years but not later than 5 years                   374            --             --          159
                                                                  ----------     ---------      ---------     --------
                                                                       1,096           266          1,246        1,768
                                                                  ----------     ---------      ---------     --------

(b)      Capital Expenditure Commitments

                                                                               US$ 000
                                                          1997            1996           1995           1994
Capital expenditure commitments contracted for:
  Capital expenditure projects                              9,212        183,119        228,231             --

  Payable
     - not later than one year                              9,212        183,119        195,755             --
     - later than one year but not later than 2 years          --             --         32,476             --
                                                       ----------     ----------     ----------     ----------

                                                            9,212        183,119        228,231             --
                                                       ----------     ----------     ----------     ----------

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

NOTE 21: CONTINGENT LIABILITIES

Guarantees

As part of the Company's support of Lihirian owned businesses, the Company has provided a number of guarantees to various financiers in favour of Lihirian companies. These guarantees total approximately US$5 million.

The Company has also arranged the supply of various bank guarantees to companies with which the Company conducts business. The Company would be obliged to meet any amounts called under these guarantees. These guarantees total approximately US$10 million.


Claims

The Company has received claims totalling approximately US$2.5 million from various contractors relating to the construction phase of the mine. The Company believes that there is no basis to these claims.


Environmental and Rehabilitation Liability

The Company will be required to restore and rehabilitate the site upon completion of mining activities. The extent to which these obligations may involve future costs is not possible to measure at this point in time.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


NOTE 22: FINANCE FACILITIES

                                                                           US$ 000
                                                     1997              1996          1995          1994
Loan facilities                                      326,528         330,000         310,000             --
Amount utilised                                     (321,528)        (60,000)             --             --
                                                  ----------      ----------      ----------     ----------
Unused loan facilities                                 5,000         270,000         310,000             --
                                                  ----------      ----------      ----------     ----------

The major facilities are summarised as follows:

(a) $300,000,000 Limited Recourse Project Financing Facility with a syndicate of 25 banks, which expires on 11 August, 2005. Interest payments under the facility are based on LIBOR plus a margin which varies over time. Mandatory prepayments are required under the Loan Agreement in certain conditions. There are certain conditions precedent to each draw down. The Sponsors have guaranteed the facility until Completion. The Company has provided a range of covenants and warranties in relation to the facility. As at 31 December 1997 $295,000,000 (1996: $60,000,000) had been drawn down against this facility.

         The terms of the finance facility can be withdrawn on an event of default occurring. The Loan Agreement includes the following "Events of Default", among others: (a) failure to make any payment under any Finance Agreement; (b) violations of any representations and warranties, the effect of which is to have a material adverse effect on the Project or the Company; (c) the Mining Development Contract, Special Mining Lease, any Finance Agreement or any other material Project Agreement has ceased to be a valid, binding and enforceable agreement that is in full force and effect, or a party thereto has defaulted in its obligations thereunder, and such cessation or default has a material adverse effect on the Company's ability to meet Loan Payments; (d) certain events of insolvency or bankruptcy; (e) the acceleration of any other indebtedness of the Company in excess of $5 million; (f) the Lihir Project is abandoned; (g) a catastrophic casualty has occurred and the Company is not undertaking repair and reconstruction in accordance with the terms of the Loan Agreement; (h) the Banks' security interest in certain material assets is not a valid, perfected first priority security interest or any person other than the Banks attaches assets of the Company having a net book value in the aggregate of more than $1 million; (i) the Company fails to maintain insurance required by the Loan Agreement; (j) the PNG government expropriates the assets of the Company or takes any other action which the Banks reasonably believe will have a material adverse effect on the Lihir Project; (k) final judgments in excess of $5 million in aggregate rendered against the Company remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of 90 days from the

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

         date of entry; (l) the Manager is no longer wholly owned and controlled by Rio Tinto at a time when the Management Agreement remains in effect;
         (m) the Manager or Rio Tinto has committed a material default under the Management Agreement or Technical Support Agreement, respectively, which has a material adverse effect on the Lihir Project, or either of these agreements is terminated, declared to be unenforceable or expressly repudiated by any contracting party; (n) Rio Tinto fails to maintain an indirect equity interest in the Company equal to the greater of 15% or the amount held immediately following the Global Offering (the "Rio Tinto Minimum Equity Percentage") or Southern Gold ceases to be the direct beneficial holder of an equity interest in the Company equal to the greater of 20% or the amount held immediately following the Global Offering (the "Southern Gold Minimum Equity Percentage"); (o) following Completion, the Banks determine, in the exercise of reasonable good faith judgment, that by reason of a material adverse change in or affecting the operation of the Lihir Project the Company will be unable to make Loan Payments in full when due; provided that neither the occurrence of (i) any event that is (or with the passage of time would be) a political event covered under the political risk insurance policies nor (ii) any change in the international market price of gold, will be considered such a material adverse change for purposes of this Event of Default; (p) Completion has not occurred by December 31, 1999, subject to certain adjustments due to force majeure events (provided that in no event shall the Final Completion Date extend beyond June 30, 2000); (q) certain additional convertibility or transfer restrictions are placed on the Company's revenues which limit its ability to make Loan Payments; (r) the occurrence of certain events of political violence which renders impossible the continued construction or operation of the Lihir Project; (s) an Unremedied Funding Shortfall has occurred and has continued unremedied for a further period of 60 days; (t) any required authorization, consent or approval is not obtained or is revoked; (u) an event of default under the Completion Agreement has occurred, is continuing and has not been cured; (v) certain hedging agreements required under the Loan Agreement to ensure the availability to the Company of funds to make Loan Payments cease to be in full force and effect; (w) the political risk insurance policies cease to be in full force and effect unless such event is caused by the Banks; and (x) violation of any covenant in any Finance Agreement which violation has a material adverse effect on the Project or the Company and continues unremedied for 30 days after notice is given by the agent for the Banks to the Company.

         The Loan Agreement provides that immediately upon declaration of any "Default" by the Banks, the agent for the Banks may take control of the Kina and non-Kina accounts of the Company (subject to application of the funds in such accounts in accordance with the terms of the Loan Agreement) and has the right (a) to direct the activities of the Manager under the Management Agreement, (b) to terminate the Management Agreement for cause and (c) to appoint a successor to the Manager (provided that the Banks may not take actions which would prevent the Company from correcting such Default). Immediately following a Default relating to the insolvency of the Company, an abandonment or any expropriatory action or following a certain grace period with

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

         respect to any other Default, the agent for the Banks (as instructed by the Banks in accordance with the terms of the Loan Agreement) may decide to take additional Enforcement Actions (which include applying funds in the Kina and non-Kina accounts to the making of Loan Payments, declaring the Loan principal immediately due and payable, exercising any security interests in the collateral and taking other legal, equitable or other remedial action or any other action available under applicable law). Until December 31, 1999 or a later Final Completion Date extended due to force majeure events (but in no event for more than six months), so long as there is no continuing event of default under the Completion Agreement and abandonment has not occurred, the Banks may not exercise any remedies against the Company as long as the Sponsors under the Completion Agreement are paying or causing to be paid under the Completion Guarantee all obligations under the Loan Agreement in accordance with their regularly scheduled maturities or are awaiting the outcome of an arbitration as contemplated by the Completion Agreement.

         Covenants - The Company has agreed that during the term of the Loan Agreement it will, among other things: (a) not engage in any business other than the Lihir Project or any business related to other exploration licenses granted by the PNG government (such other businesses to be funded through shareholder equity, proceeds from subordinated debt or funds from the Expansion Account); (b) with certain exceptions, not sell, lease or otherwise dispose of any of the Lihir Project assets except for the production of the Lihir Project;
         (c) construct and operate the Lihir Project substantially in accordance with the Approved Proposal for Development and good international mining practice; (d) use its best efforts to procure Completion by December 31, 1999; (e) not incur indebtedness for borrowed money in addition to the Loan except certain subordinated loans and certain permitted senior unsecured working capital facilities; (f) incur no liens or encumbrances upon any Lihir Project assets, except permitted encumbrances; (g) use the Loan proceeds solely for purposes of the Lihir Project; (h) enter into hedging agreements as required by the Loan Agreement to protect itself and the Banks against fluctuations in the price of gold; (i) not terminate the Management Agreement or appoint a successor Manager not wholly owned and controlled by Rio Tinto, or amend the Management Agreement in any material respect adverse to the Banks or the Company; and (j) indemnify the Banks against certain liabilities they may incur arising out of use or disposal by the Company of hazardous substances or failure by the Company to comply with PNG environmental laws.

         Security - the Company has provided to the syndicate of Banks a first ranking security over all its assets.

(b) LOAN FACILITY EUROPEAN INVESTMENT BANK ("EIB")/ MINERAL RESOURCES DEVELOPMENT COMPANY PTY LTD ("MRDC")

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

         The Company entered into an Agreement with EIB and MRDC whereby the European Investment Bank would lend funds to MRDC who would then on-lend those funds to the Company. The amount of the loan is 25 million European Currency Units (ECU's) which was equivalent to US$26.5 million when drawn down. The funds are provided to MRDC at a concessional rate of interest. The interest rate payable by the Company will be 8.42%. The Loan Principal is repayable in US Dollars by way of 16 semi-annual instalments commencing four years after loan signature. The payment of interest under the Loan has been deferred during the construction and early operating period, and will be repaid when permitted under the Senior Debt Agreement. The Loan is unsecured.

         EIB is with notice entitled to cancel the undisbursed portion of the credit on exceptional circumstances arising which materially adversely affects the relevant international capital markets or EIB's access thereto or upon the occurrence of the various events which also entitle EIB to demand repayment of the loan prior to the scheduled repayment dates.

         EIB is entitled to demand repayment of the loan from Mineral Resources Development Company Pty Ltd ("MRDC") and which will trigger repayment of the loan from MRDC to the Company immediately on among other things:
         (a) where any documents or information provided by the Company is found to be incorrect; (b) if the Company becomes insolvent or a receiver and manager is appointed to any part of the assets or affairs of the Company; (c) the Company's net worth reduces by a substantial amount; and (d) the Company is following default on its main US$300 million loan required to repay that loan. EIB is entitled to demand repayment of the loan from MRDC within a reasonable period and which will trigger repayment of the loan from MRDC to the Company on among other things:
         (a) where the Company fails to comply with its obligations under the Finance Contract with EIB and MRDC; and (b) if any event occurs in relation to various project agreements or any other agreement or permission in relation to the Lihir Project or the Company which has the effect of stopping, indefinitely interrupting or materially altering the terms of exploitation of the Lihir Project by the Company or of materially and adversely affecting the financial or taxation regime applicable to the revenues derived from the Lihir Project or applicable to the Company.

         MRDC is entitled, upon reasonable notice, to demand immediate repayment of the loan in the event of the Company breaching the On-lending Agreement and failing to remedy that breach.

         The right of MRDC to receive repayment of the loan in the circumstances mentioned above is subject to subordination terms under the Company's US$300 million loan facility.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

The following table details the profile of debt repayments:

 REPAYABLE IN LESS THAN ONE     REPAYABLE IN ONE TO TWO      REPAYABLE IN TWO TO FIVE      REPAYABLE IN EXCESS OF
         YEAR $000                     YEARS $000                   YEARS $000                 FIVE YEARS $000
           22,220                        44,440                       240,438                      19,430

Interest accrued at 31 December 1997 was $4,403,000 (1996: $540,000).


NOTE 23: HEDGING INSTRUMENTS

The Company has entered into a series of agreements with financial institutions in relation to future sales of gold. The purpose of these transactions is to protect the level of income in future years, and it is not Company policy to engage in speculative hedging activities.

The following tables summarise the hedging programme as at 31 December 1997:

PROGRAMME REQUIRED UNDER THE MAIN LOAN FACILITY

      YEAR              OUNCES                AVERAGE                REVENUE ASSURED          TYPE OF INSTRUMENT
                                            STRIKE PRICE              (US$ MILLION)
                                              (US$/OZ)
      1998              157,700                427.77                    67.5                Mainly Put Options
      1999              217,100                439.56                    95.4                Mainly Put Options
      2000              214,950                452.71                    97.3                Mainly Put Options
      2001              205,500                466.23                    95.8                Mainly Put Options
      2002              200,550                480.33                    96.3                Mainly Put Options
                       --------              --------               ---------
                        995,800                454.21                   452.3

FLOATING FORWARDS PROGRAMME

      YEAR              OUNCES                AVERAGE                REVENUE ASSURED          TYPE OF INSTRUMENT
                                            STRIKE PRICE              (US$ MILLION)
                                              (US$/OZ)
      1998               50,000                383.25                    19.2                 Floating Forwards
      1999               50,000                383.25                    19.2                 Floating Forwards
      2000               50,000                383.25                    19.2                 Floating Forwards
                       --------              --------               ---------
                        150,000                383.25                    57.6

After 31 December 2000 there is a further maximum of 375,000 ounces available at the same nominal strike price spaced over the succeeding 7 years. However, whatever ounces remain in this programme during this period are cancelled if the spot price is US$328 or below on a quarter end date. The price received over the life of the programme is adjusted by the gold lease rate actually prevailing at the value date.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


SPOT DEFERRED FORWARDS

      YEAR              OUNCES                AVERAGE               REVENUE ASSURED            TYPE OF INSTRUMENT
                                            STRIKE PRICE             (US$ MILLION)
                                              (US$/OZ)
      1998               96,085                331.57                    31.9                Spot Deferred Forwards
      1998              100,000                323.66                    32.4                Spot Deferred Forwards
                       --------              --------               ---------
                        196,085                327.92                    64.3

The minimum total revenue generated from these programmes will be US$574.2 million. Revenue generated from the same number of ounces at the prevailing spot price at 31 December 1997 of US$290.17 per ounce would be US$389.4 million. Unrealised gains in the value of the hedge book have not been brought to account in the profit for the year.

There are six counterparties to these transactions, all of which are recognised financial institutions with a minimum credit rating of Aa3. As at the 31 December 1997 the Company had spent $20.496m on the purchase of options. The Company's risk in the event of any of the counterparties defaulting on their contractual obligations is limited to the defaulting party's share of this amount, together with any revenue that may be foregone in the case where the defaulted strike price exceeds the prevailing spot price at the value date. The Company does not expect any counterparty to fail to meet its obligations under any programme.

The accounting treatment of the option premium is to defer the full amount, and then to subsequently charge to Profit and Loss at each value date the cost of those options that expire on that date.

The Company does not use financial instruments to hedge future interest rates or foreign exchange transactions.


NOTE 24: SEGMENT REPORTING

The Company operates in the gold industry in Papua New Guinea.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997


NOTE 25: RELATED PARTY TRANSACTIONS

Transactions between related parties are on normal commercial terms and conditions which are no more favourable than those available to other parties.

MANAGEMENT AGREEMENT

Lihir Management Company Pty Ltd (LMC), a wholly owned subsidiary of Rio Tinto Plc, manages the Company and the Lihir Project pursuant to the Management Agreement dated 17 March 1995. LMC receives a management fee for managing the project.

There are three directors who are on the Board of the Company and LMC.

                                                                                        US$ 000
Related Companies                                                         1997      1996         1995       1994
The Rio Tinto Group supplies labour on a secondment
basis and bears expenses on behalf of the project
which are subsequently recharged to the project                           1,943      1,567       1,127       640

LMC Management fee                                                        2,815      3,644         875       123

NOTE 26: FINANCIAL INSTRUMENTS RISK

(a)      Interest rate risk
         Details of finance facilities are shown in note 22. All loans are at variable rates, with the exception of the EIB facility which is fixed at a rate of 8.42%

(b)      Exchange rate risk
         The Company has no significant exposure to exchange rate risk, as turnover and all finance failities are denominated in US dollars

(c)      Market risk and credit risk
         Financial instruments which subject the Company to market risk and concentrations of credit risk consist primarily of forward contracts and option contracts for gold. Details of the Company's hedging programme are shown in note 23.

NOTE 27: RECONCILIATION TO US GAAP

The Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States ("US GAAP"). Such differences principally affect the measurement of mineral development costs and certain reclassification issues.

Exploration costs

For the purposes of US GAAP, the Company's policy is to expense exploration and evaluation costs when incurred. When a commercial mineral deposit has been identified and the decision has been made to formulate a mining plan, the costs of developing the mine are capitalised. The Company's management determined that a commercial mineral deposit existed in 1992 and for the purpose of US GAAP all expenditure incurred since this date has been capitalised. In accordance with the Company's mineral development properties accounting policy under IAS, exploration and development costs of $113.7 million incurred prior to the date that commercial feasibility was determined to exist have been capitalised as part of the mineral development property asset. Under US GAAP such costs would have been expensed.

                               LIHIR GOLD LIMITED

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                       FOR THE YEAR ENDED 31 DECEMBER 1997

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

                                                                                         US$ 000
                                                                    1997            1996            1995             1994
SHAREHOLDERS' EQUITY IN ACCORDANCE WITH IAS GAAP                    633,115         621,314         621,314         151,624

Adjusted as follows:
- General and administrative costs expensed                         (34,430)        (21,871)         (7,298)         (1,400)
- Project financing                                                 (11,470)        (11,470)         (8,994)         (1,900)
- Depreciation                                                        1,495              --              --              --
- Deferred tax provision                                              3,873              --              --              --

Reversal of exploration and evaluation costs
incurred  prior to identification of commercial
feasibility                                                        (113,700)       (113,700)       (113,700)       (113,700)
                                                                 ----------      ----------      ----------      ----------

ACCUMULATED DEFICIT UNDER US GAAP                                  (154,233)       (147,041)       (129,992)       (117,000)
                                                                 ----------      ----------      ----------      ----------

SHAREHOLDERS' EQUITY UNDER US GAAP                                  478,883         474,273         491,322          34,624
                                                                 ==========      ==========      ==========      ==========

NET INCOME/LOSS IN ACCORDANCE WITH IAS GAAP                          11,801              --              --              --

Adjusted as follows:
- General and administrative costs expensed                         (12,559)        (14,573)         (5,898)         (2,100)
- Depreciation                                                        1,494              --              --              --
- Income tax expense                                                  3,873              --              --              --

NET INCOME UNDER US GAAP                                              4,609         (14,573)         (5,898)         (2,100)
                                                                 ==========      ==========      ==========      ==========

NET EARNINGS/(LOSS) PER SHARE UNDER US GAAP                      $     0.01      $    (0.02)     $    (0.03)     $       --

Weighted average number of shares outstanding during
the year                                                            907,200         907,200         196,001              --

The deferred tax benefit of the losses incurred under US GAAP up to 31 December 1996 has not been recognised in the above reconciliation. If the deferred tax benefit were to be recognised, the shareholders' equity under US GAAP would be US$526,332.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BATTLE MOUNTAIN GOLD COMPANY

                                By /s/ Jeffrey L. Powers
                                   ---------------------------------------
                                   Jeffrey L. Powers
                                   Vice President and Controller

                                   May 28, 1998

                                INDEX OF EXHIBITS

Exhibit No.  Document
----------   --------
*2(a)    --  Plan of Arrangement of Hemlo Gold Mines Inc. under Section 182 of the Business Corporations Act (Ontario) (Annex D to Exhibit
             20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996 ).

*2(b)    --  Combination Agreement effective as of March 11, 1996 by and between the Company and Hemlo Gold Mines Inc. (Annex C to Exhibit
             20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996 ).

*3(a)    --  Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996 (Exhibit 3(a) to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996 ).

*3(b)    --  Certificate of Resolution Establishing Designation, Preferences
             and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996 ).

*3(c)    --  Certificate of Amendment of Certificate of Resolution
             Establishing Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock (Exhibit 4(c) to the Company's
             Current Report on Form 8-K dated July 19, 1996 ).

*3(d)    --  Bylaws of the Company, as amended through March 21, 1997
             (Exhibit 3(d) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 ).

*4(a)    --  Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current
             Report on Form 8-K dated July 19, 1996 ).

*4(b)    --  Voting, Support and Exchange Trust Agreement dated as of July
             19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC Mellon
             Trust Company (as successor to The R-M Trust Company) (Annex E to
             Exhibit 20(a), Joint Management Information Circular and Proxy
             Statement, to the Company's Current Report on Form 8-K dated June
             11, 1996 ).

*4(c)    --  Specimen Stock Certificate for the Common Stock of the Company
             (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 ).

*4(d)        --  Fiscal and Paying Agency Agreement, dated as of January 4,
                 1990, between the Company and Citibank, N.A., Fiscal Agent
                 (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ).

+*10(a)(1)   --  Battle Mountain Gold Company 1988 Deferred Income Stock
                 Option Plan (As Amended Through May 18, 1995) (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ).

=+10(a)(2)   --  First Amendment to the Battle Mountain Gold Company 1988
                 Deferred Income Stock Option Plan (As Amended Through May 18,
                 1995), effective February 5, 1998.

+*10(b)(1)   --  1985 Stock Option Plan of the Company, as amended and
                 restated effective April 7, 1993 (Exhibit 10(a) to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1993 ).

+*10(b)(2)   --  First Amendment to 1985 Stock Option Plan of the Company,
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

=+10(c)(2)   --  Battle Mountain Gold Company Change In Control Severance
                 Plan, effective December 2, 1997.

+*10(d)      --  Battle Mountain Gold Company Contribution Equalization Plan,
                 as amended and restated effective as of November 10, 1988
                 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 ).

+*10(e)(1)   --  Battle Mountain Gold Company Executive Productivity Bonus
                 Plan, as amended and restated effective January 1, 1994
                 (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ).

=+10(e)(2)   --  Battle Mountain Gold Company 1997 Incentive Bonus Plan.

*10(f)(1)    --  Battle Mountain Gold Company Non-Qualified Stock Option Plan
                 for Outside Directors (Exhibit 10(m) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1991 ).

*10(f)(2)    --  Amendment to Battle Mountain Gold Company Non-Qualified
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

=+10(j)(1)  -- Battle Mountain Gold Company Supplemental Executive Retirement
               Plan As Amended and Restated December 2, 1997 .

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

*10(r)    --   Credit Agreement, dated September 30, 1997, between Canadian
               Imperial Bank of Commerce and Battle Mountain Canada Ltd.
               (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 ).

=11       --   Computation of Earnings Per Common Share.

=18       --   Letter regarding change in accounting method.

=21       --   Subsidiaries of the Company.

=23(a)    --   Consent of Price Waterhouse LLP.

=23(b)    --   Consent of Ernst & Young.

 23(c)    --   Consent of Coopers & Lybrand.

=27       --   Financial Data Schedule.

------------------------

*            Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(10)(iii) of Regulation S-K.

=            Previously filed.

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

                                INDEX OF EXHIBITS

Exhibit No.  Document
----------   --------
*2(a)    --  Plan of Arrangement of Hemlo Gold Mines Inc. under Section 182 of the Business Corporations Act (Ontario) (Annex D to Exhibit
             20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996 ).

*2(b)    --  Combination Agreement effective as of March 11, 1996 by and between the Company and Hemlo Gold Mines Inc. (Annex C to Exhibit
             20(a), Joint Management Information Circular and Proxy Statement, to the Company's Current Report on Form 8-K dated June 11, 1996 ).

*3(a)    --  Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996 (Exhibit 3(a) to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996 ).

*3(b)    --  Certificate of Resolution Establishing Designation, Preferences
             and Rights of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current Report on Form 8-K dated July 19, 1996 ).

*3(c)    --  Certificate of Amendment of Certificate of Resolution
             Establishing Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock (Exhibit 4(c) to the Company's
             Current Report on Form 8-K dated July 19, 1996 ).

*3(d)    --  Bylaws of the Company, as amended through March 21, 1997
             (Exhibit 3(d) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 ).

*4(a)    --  Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's Current
             Report on Form 8-K dated July 19, 1996 ).

*4(b)    --  Voting, Support and Exchange Trust Agreement dated as of July
             19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC Mellon
             Trust Company (as successor to The R-M Trust Company) (Annex E to
             Exhibit 20(a), Joint Management Information Circular and Proxy
             Statement, to the Company's Current Report on Form 8-K dated June
             11, 1996 ).

*4(c)    --  Specimen Stock Certificate for the Common Stock of the Company
             (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 ).

*4(d)        --  Fiscal and Paying Agency Agreement, dated as of January 4,
                 1990, between the Company and Citibank, N.A., Fiscal Agent
                 (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ).

+*10(a)(1)   --  Battle Mountain Gold Company 1988 Deferred Income Stock
                 Option Plan (As Amended Through May 18, 1995) (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ).

=+10(a)(2)   --  First Amendment to the Battle Mountain Gold Company 1988
                 Deferred Income Stock Option Plan (As Amended Through May 18,
                 1995), effective February 5, 1998.

+*10(b)(1)   --  1985 Stock Option Plan of the Company, as amended and
                 restated effective April 7, 1993 (Exhibit 10(a) to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1993 ).

+*10(b)(2)   --  First Amendment to 1985 Stock Option Plan of the Company,
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

=+10(c)(2)   --  Battle Mountain Gold Company Change In Control Severance
                 Plan, effective December 2, 1997.

+*10(d)      --  Battle Mountain Gold Company Contribution Equalization Plan,
                 as amended and restated effective as of November 10, 1988
                 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 ).

+*10(e)(1)   --  Battle Mountain Gold Company Executive Productivity Bonus
                 Plan, as amended and restated effective January 1, 1994
                 (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ).

=+10(e)(2)   --  Battle Mountain Gold Company 1997 Incentive Bonus Plan.

*10(f)(1)    --  Battle Mountain Gold Company Non-Qualified Stock Option Plan
                 for Outside Directors (Exhibit 10(m) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1991 ).

*10(f)(2)    --  Amendment to Battle Mountain Gold Company Non-Qualified
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

=+10(j)(1)  -- Battle Mountain Gold Company Supplemental Executive Retirement
               Plan As Amended and Restated December 2, 1997.

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

*10(r)    --   Credit Agreement, dated September 30, 1997, between Canadian
               Imperial Bank of Commerce and Battle Mountain Canada Ltd.
               (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 ).

=11       --   Computation of Earnings Per Common Share.

=18       --   Letter regarding change in accounting method.

=21       --   Subsidiaries of the Company.

=23(a)    --   Consent of Price Waterhouse LLP.

=23(b)    --   Consent of Ernst & Young.

=23(c)    --   Consent of Coopers & Lybrand.

=27       --   Financial Data Schedule.

------------------------

*            Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(10)(iii) of Regulation S-K.

=            Previously filed.

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