Form 10-Q
period 1998-06-30
BATTLE MOUNTAIN GOLD CO
filed 1998-08-13
CIK 771498

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM            TO
                                                ------------  ------------

                          COMMISSION FILE NUMBER 1-9666

                          BATTLE MOUNTAIN GOLD COMPANY
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Nevada                                            76-0151431
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

         Number of shares of Common Stock outstanding as of the latest practicable date, August 5, 1998: 126,037,855. In addition, as of such date, there were outstanding 103,747,166 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

===============================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX

                                                                                Page
                                                                                ----
Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
              for the three and six months ended June 30, 1998 and 1997          1

           Condensed Consolidated Balance Sheet
              at June 30, 1998 and December 31, 1997                             2

           Condensed Consolidated Statement of Cash Flows
              for the six months ended June 30, 1998 and 1997                    3


           Notes to Condensed Consolidated Financial Statements                  4

           Supplemental Information                                              7


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         10

Part II. Other Information                                                      15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                Three months ended            Six months ended
                                                                     June 30                       June 30
                                                                     -------                       -------
 Millions, except per share amounts                           1998            1997            1998            1997
 ----------------------------------                        ----------      ----------      ----------      ----------
 Sales                                                     $     68.3      $     91.2      $    147.2      $    167.7
                                                           ----------      ----------      ----------      ----------

 Costs and expenses
    Production costs                                             39.7            56.1            83.4           107.2
    Depreciation, depletion and amortization                     19.6            18.8            42.5            36.3
    Exploration, evaluation & other lease costs, net              7.5             5.6            12.8            11.5
     Merger expense (Note 2)                                       --             0.1              --             2.3
    General and administrative expenses                           3.7             4.2             7.4             8.1
                                                           ----------      ----------      ----------      ----------
          Total costs and expenses                               70.5            84.8           146.1           165.4
                                                           ----------      ----------      ----------      ----------

 Operating income (loss)                                         (2.2)            6.4             1.1             2.3

    Interest expense                                             (4.6)           (2.6)           (9.4)           (6.0)
    Other income (expense), net (Note 3)                         (3.5)            3.4            (1.7)            6.3
                                                           ----------      ----------      ----------      ----------

 Income (loss) before income taxes and
   minority interest                                            (10.3)            7.2           (10.0)            2.6

    Income tax expense (benefit)                                 (3.4)            5.2            (3.6)            7.3
    Mining taxes                                                  1.4             2.4             3.2             4.0
    Minority interest in net income                              (1.0)           (1.8)           (1.3)           (1.6)
                                                           ----------      ----------      ----------      ----------

 Loss before cumulative effect of accounting change              (9.3)           (2.2)          (10.9)          (10.3)
    Cumulative effect of accounting change (Note 4)                --              --              --            (3.7)
                                                           ----------      ----------      ----------      ----------

 Net loss                                                        (9.3)           (2.2)          (10.9)          (14.0)
     Preferred dividends                                          1.8             1.8             3.7             3.7
                                                           ----------      ----------      ----------      ----------

 Net loss to common shares                                 $    (11.1)     $     (4.0)     $    (14.6)     $    (17.7)
                                                           ==========      ==========      ==========      ==========

 Loss per common share (Note 5)
    Before cumulative effect of accounting change          $     (.05)     $     (.02)     $     (.06)     $     (.06)
    Accounting change                                              --              --              --            (.02)
                                                           ----------      ----------      ----------      ----------
    Basic and diluted                                      $     (.05)     $     (.02)     $     (.06)     $     (.08)
                                                           ==========      ==========      ==========      ==========

 Dividends per common share                                $       --      $       --      $     .025      $     .025
                                                           ==========      ==========      ==========      ==========

 Average common shares outstanding for
   loss per share purposes - basic and diluted                  229.8           229.7           229.8           229.7
                                                           ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                          June 30,    December 31,
                                                           1998           1997
                                                        ----------     ----------
 Millions                                               (Unaudited)
 Assets
    Current assets

      Cash and cash equivalents                         $    146.2     $    185.0
      Restricted cash                                         22.1           17.7
      Accounts and notes receivable                           23.7           33.0
      Inventories                                              7.9            8.3
      Materials and supplies, at average cost                 24.3           25.4
      Assets held for sale                                    42.5           42.5
      Other current assets                                     9.9           12.1
                                                        ----------     ----------
          Total current assets                               276.6          324.0

    Investments                                              263.7          255.2

    Property, plant and equipment, net                       461.4          489.3

    Other assets                                              21.9           24.7
                                                        ----------     ----------

 Total assets                                           $  1,023.6     $  1,093.2
                                                        ==========     ==========


 Liabilities and Shareholders' Equity
    Current liabilities
      Short-term borrowings                             $       --     $      4.9
      Current maturities of long-term debt                    37.6           44.0
      Accounts payable                                        16.0           24.0
      Income and mining taxes payable                         16.9           10.1
      Other current liabilities                               15.1           23.1
                                                        ----------     ----------
          Total current liabilities                           85.6          106.1

    Long-term debt                                           222.9          241.0
    Deferred income and mining taxes                          71.7           84.1
    Other liabilities                                         48.6           48.3
                                                        ----------     ----------
          Total liabilities                                  428.8          479.5

    Minority interest                                        108.7          107.7

    Commitments and contingencies (Note 6)                      --             --

    Shareholders' equity                                     486.1          506.0
                                                        ----------     ----------

 Total liabilities and shareholders' equity             $  1,023.6     $  1,093.2
                                                        ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended
                                                                                June 30
                                                                                -------
 Millions                                                                 1998            1997
 --------                                                              ----------      ----------
 Cash flows from operating activities
    Net loss                                                           $    (10.9)     $    (14.0)
    Adjustments to reconcile net loss to cash flows
        from operating activities:
        Depreciation, depletion and amortization                             42.5            36.3
        Deferred income taxes                                               (10.5)           (3.2)
        Cumulative effect of accounting change (Note 4)                        --             3.7
        Equity in losses of equity investee                                   2.7              --
        Foreign currency exchange loss                                        5.4             0.1
        Change in working capital accounts, net                               6.4             5.1
        Other, net                                                            5.3             2.1
                                                                       ----------      ----------

 Net cash flows provided by operating activities                             40.9            30.1
                                                                       ----------      ----------

 Cash flows from investing activities
    Capital expenditures                                                    (28.3)          (37.7)
    Investment in Lihir                                                     (11.5)             --
    Other, net                                                                1.9            (0.3)
                                                                       ----------      ----------

 Net cash flows used in investing activities                                (37.9)          (38.0)
                                                                       ----------      ----------

 Cash flows from financing activities
    Debt repayments                                                         (24.2)           (7.9)
    Decrease in short-term borrowings                                        (4.4)          (21.8)
    Cash dividend payments                                                   (9.5)           (9.4)
    Decrease (increase) in restricted cash                                   (4.3)            0.4
    Other, net                                                                0.2             1.6
                                                                       ----------      ----------

 Net cash flows used in financing activities                                (42.2)          (37.1)
                                                                       ----------      ----------

 Effect of exchange rate changes on cash and cash equivalents                 0.4            (4.1)
                                                                       ----------      ----------

 Net decrease in cash and cash equivalents                                  (38.8)          (49.1)
 Cash and cash equivalents at beginning of period                           185.0            94.0
                                                                       ----------      ----------

 Cash and cash equivalents at end of period                            $    146.2      $     44.9
                                                                       ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  General Information

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company ("BMG"), necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries ("the Company") and should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1997. Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation and requirements.

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement. The Company's comprehensive loss follows:

                                                           Three months ended               Six months ended
                                                                 June 30                        June 30
                                                                 -------                        -------
       Millions                                            1998            1997            1998            1997
       --------                                         ----------      ----------      ----------      ----------
       Net loss                                         $     (9.3)     $     (2.2)     $    (10.9)     $    (14.0)
       Foreign currency translation adjustments                0.4            (2.0)            0.2            (5.3)
                                                        ----------      ----------      ----------      ----------
       Comprehensive loss                               $     (8.9)     $     (4.2)     $    (10.7)     $    (19.3)
                                                        ==========      ==========      ==========      ==========

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record financial derivatives on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 2.  Merger Expenses

In connection with the 1996 combination of BMG and Battle Mountain Canada Ltd. ("BMCL"), formerly Hemlo Gold Mines Inc., an additional $2.2 million and $0.1 million of merger expenses were incurred in the first and second quarters of 1997, respectively, consisting primarily of merger-related severance payments made to BMG employees.

Note 3.  Other Income (Expense), net

Other income (expense), net consisted of the following:

                                                          Three months ended          Six months ended
                                                               June 30                    June 30
                                                               -------                    -------
       Millions                                           1998          1997          1998          1997
       --------                                         --------      --------      --------      --------
       Interest income                                  $    3.4      $    1.9      $    6.0      $    3.2
       Capitalized interest                                   --           1.5            --           3.0
       Foreign currency exchange losses, net                (5.9)         (0.3)         (5.4)         (0.1)
       Equity in losses of equity investee                  (1.3)           --          (2.7)           --
       Other, net                                            0.3           0.3           0.4           0.2
                                                        --------      --------      --------      --------
       Total                                            $   (3.5)     $    3.4      $   (1.7)     $    6.3
                                                        ========      ========      ========      ========

Note 4.  Change in Accounting Method

Effective January 1, 1997, Empresa Minera Inti Raymi S.A. ("Inti Raymi"), the Company's 88%-owned Bolivian gold mining subsidiary, changed its method of calculating depreciation, depletion and amortization ("DD&A") of mining properties and certain related assets at its Kori Kollo mine. Under the newly adopted method, Inti Raymi calculates units-of-production DD&A on an ounces-produced basis and applies such DD&A rate to the total estimated development costs to be incurred throughout the mine life of Kori Kollo. The Company correspondingly changed its method of amortizing the premium associated with its investment in Inti Raymi to an ounces-sold basis. Previously, both such DD&A calculations were based on a tonnes-milled rate applied to the capital costs incurred to date.

The cumulative effect of this accounting change for periods ending prior to January 1, 1997 was a decrease in net income of $3.7 million, or $.02 per common share, net of minority interests of $0.5 million and income tax of $0.5 million.

Note 5.  Loss per Common Share

The computations of the Company's basic and diluted loss per share amounts were the same for the respective periods presented on the condensed consolidated statement of operations. Other securities that could potentially dilute basic loss per share amounts in each of those periods that were not included in the calculations because they were anti-dilutive were the Company's outstanding common stock options, convertible debentures and convertible preferred stock.

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

Note 7.  Summarized Financial Information

The following summarized information of Battle Mountain Canada Ltd. is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares:

                                          Three months ended                       Six months ended
                                               June 30                                 June 30
                                               -------                                 -------
         Millions                         1998         1997                       1998         1997
         --------                       -------      -------                    -------      -------
          Sales                         $  35.5      $  40.2                    $  77.5      $  74.3
          Costs and expenses               31.7         31.1                       66.0         58.7
                                        -------      -------                    -------      -------
          Operating income              $   3.8      $   9.1                    $  11.5      $  15.6
                                        =======      =======                    =======      =======

          Net income (loss)             $  (4.6)     $   5.8                    $  (2.6)     $   9.6
                                        =======      =======                    =======      =======

Summarized financial information of Lihir Gold Limited, which commenced commercial operations on October 1, 1997, follows:

                                                    Three months ended    Six months ended
           Millions                                    June 30, 1998        June 30, 1998
           --------                                    -------------        -------------
           Sales                                        $     47.9          $     90.9
           Costs and expenses                                 35.5                69.2
                                                        ----------          ----------
           Operating income                             $     12.4          $     21.7
                                                        ==========          ==========

           Net income                                   $      2.6          $      4.1
                                                        ==========          ==========

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
            (All production data reflects BMG attributable interests)

                                                                    Three months ended      Six months ended
                                                                         June 30                June 30
                                                                         -------                -------
                                                                    1998        1997        1998        1997
                                                                  -------     -------     -------     -------
  GOLDEN GIANT
      Gold recovered (000s oz)                                         87          97         190         177
      Silver recovered (000s oz)                                        9           3          17           7
-------------------------------------------------------------------------------------------------------------
    Cost per Gold Ounce Sold
      Cash production costs                                       $   129     $   132     $   121     $   145
      Depreciation, depletion and amortization                         68          61          68          65
      Reclamation and mine closure costs                                4           4           4           4
                                                                  -------     -------     -------     -------
      Total production costs                                      $   201     $   197     $   193     $   214
-------------------------------------------------------------------------------------------------------------

  KORI KOLLO (88% Interest)
      Gold recovered (000s oz)                                         71          71         148         134
      Silver recovered (000s oz)                                      209         205         445         380
-------------------------------------------------------------------------------------------------------------
    Cost per Gold Ounce Sold (2)
      Cash production costs                                       $   186     $   188     $   176     $   195
      Depreciation, depletion and amortization                        128         124         132         124
      Reclamation and mine closure costs                               11           8          10           8
                                                                  -------     -------     -------     -------
      Total production costs                                      $   325     $   320     $   318     $   327
-------------------------------------------------------------------------------------------------------------

  HOLLOWAY (84.65% Interest)
      Gold recovered (000s oz)                                         21          15          39          29
-------------------------------------------------------------------------------------------------------------
    Cost per Gold Ounce Sold
      Cash production costs                                       $   238     $   336     $   244     $   333
      Depreciation, depletion and amortization                        117         114         117         118
      Reclamation and mine closure costs                                2           2           2           2
                                                                  -------     -------     -------     -------
      Total production costs                                      $   357     $   452     $   363     $   453
-------------------------------------------------------------------------------------------------------------

  BATTLE MOUNTAIN COMPLEX
      Gold recovered (000s oz)                                          9          20          24          38
      Silver recovered (000s oz)                                       22          38          45          72
-------------------------------------------------------------------------------------------------------------
    Cost per Gold Ounce Sold
      Cash production costs                                       $   273     $   255     $   243     $   277
      Depreciation, depletion and amortization                         26          40          40          34
      Reclamation and mine closure costs                               --          43          --          44
                                                                  -------     -------     -------     -------
      Total production costs                                      $   299     $   338     $   283     $   355
-------------------------------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
            (All production data reflects BMG attributable interests)

                                                                          Three months ended             Six months ended
                                                                               June 30                       June 30
                                                                               -------                       -------
                                                                          1998           1997           1998           1997
                                                                          ----           ----           ----           ----
 LIHIR (8.65%) Interest (3)
     Gold recovered (000s oz)                                                  11                            23
------------------------------------------------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                                             $      205                    $      191
     Depreciation, depletion and amortization                                 189                           191
                                                                       ----------                    ----------
     Total production costs                                            $      394                    $      382
------------------------------------------------------------------------------------------------------------------------------

 VERA/NANCY (50% Interest) (3)
     Gold recovered (000s oz)                                                  13                            25
     Silver recovered (000s oz)                                                10                            20
------------------------------------------------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                                             $      126                    $      131
     Depreciation, depletion and amortization                                  29                            29
     Reclamation and mine closure costs                                         1                             1
                                                                       ----------                    ----------
     Total production costs                                            $      156                    $      161
------------------------------------------------------------------------------------------------------------------------------

 SAN CRISTOBAL (50.5% Interest)
     Gold recovered (000s oz)                                                   4              9             12             17
     Silver recovered (000s oz)                                                10             19             23             38
------------------------------------------------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs (4)                                         $       87     $      382     $      166     $      399
     Depreciation, depletion and amortization                                  64             47             86             47
                                                                       ----------     ----------     ----------     ----------
     Total production costs                                            $      151     $      429     $      252     $      446
------------------------------------------------------------------------------------------------------------------------------

 RED DOME (50.5% Interest) (5)
     Gold recovered (000s oz)                                                                 10                            21
     Silver recovered (000s oz)                                                               27                            80
     Copper recovered (000s lb)                                                              433                         1,217
------------------------------------------------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                                                            $      266                    $      254
     Depreciation, depletion and amortization                                                  5                             9
     Reclamation and mine closure costs                                                        9                            10
                                                                                      ----------                    ----------
     Total production costs                                                           $      280                    $      273
------------------------------------------------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
            (All production data reflects BMG attributable interests)

                                                             Three months ended            Six months ended
                                                                  June 30                      June 30
                                                                  -------                      -------
                                                           1998           1997           1998           1997
                                                        ----------     ----------     ----------     ----------
 SILIDOR (55% Interest) (5)
     Gold recovered (000s oz)                                                   3                             9
---------------------------------------------------------------------------------------------------------------
   Cost Per Gold Ounce Sold
     Cash production costs                                             $      327                    $      328
     Depreciation, depletion and amortization                                  --                            45
     Reclamation and mine closure costs                                        --                             5
                                                                       ----------                    ----------
     Total production costs                                            $      327                    $      378
---------------------------------------------------------------------------------------------------------------

 AGGREGATE DATA
    Gold recovered BMG share (000s oz)                         216            225            461            425
    Gold sold BMG share (000s oz)                              215            226            459            416
    Gold recovered (000s oz)                                   240            253            516            480
    Gold sold (000s oz)                                        240            252            514            462
 Average price per oz realized                          $      314     $      352     $      309     $      354
---------------------------------------------------------------------------------------------------------------
    Silver recovered BMG share (000s oz)                       260            293            550            577
    Silver sold BMG share (000s oz)                            259            269            547            505
    Silver recovered (000s oz)                                 298            367            634            744
    Silver sold (000s oz)                                      298            322            630            603
 Average price per oz realized                          $     5.62     $     4.95     $     5.98     $     4.97
---------------------------------------------------------------------------------------------------------------
    Weighted Average Cost per Gold Ounce Sold
     Cash production costs                              $      166     $      194     $      160     $      204
     Depreciation, depletion and amortization                   94             80             96             82
     Reclamation and mine closure costs                          6              8              5              9
                                                        ----------     ----------     ----------     ----------
     Total production costs                             $      266     $      282     $      261     $      295
---------------------------------------------------------------------------------------------------------------

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

(2) Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost purposes and therefore are not included in these cost calculations.

(3) Production started at Vera/Nancy and at Lihir during the third and fourth quarters of 1997, respectively.

(4) Includes deferred stripping credits of $52 per ounce for the three months ended June 30, 1997, and deferred stripping costs of $47 per ounce and deferred stripping credits of $64 per ounce for the six months ended June 30, 1998 and 1997, respectively.

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

OVERVIEW - Increased gold production and decreased cash production costs by the Company's mines improved cash flows from operations during the first six months of 1998, as compared with the same period in 1997. However, $5.9 million of net foreign currency exchange losses recorded in the second quarter of 1998 resulting from U.S. dollar denominated BMCL debt, and continued low realized gold prices resulted in a net loss to common shares of $11.1 million and $14.6 million, respectively, for the three and six month periods ended June 30, 1998.

MARKET CONDITIONS AND RISKS

Gold Price - The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, investor sentiment and production levels. Continued uncertainty about the level of central banks' holding and lending of gold reserves, the perception of sustainable low-inflationary environments and other factors could continue to adversely impact the market price of gold. While the Company is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations. Consistent with the Company's impairment policy, if current low gold prices persist, the Company may be required to reduce the carrying values of some of its long-lived assets in the future, as appropriate.

Foreign Currency - The Company has operations in Canada and Australia in addition to operations in the United States and other countries. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost structures at these operations are primarily Canadian and Australian dollar denominated, respectively. As such, the Company is exposed to financial risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $146.2 million, of which $111.0 million was held by BMG and its wholly-owned subsidiaries, $33.9 million was held by Niugini Mining Limited ("NML"), a Papua New Guinea company, and $1.3 million was held by Inti Raymi. An additional $14.0 million of restricted cash was held by NML related to a guarantee of Lihir Gold Limited ("Lihir") debt and $8.1 million of restricted cash was held by Inti Raymi for future debt service.

See Part II - Other Information - Legal Proceedings and Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

The Company expects that cash currently held, along with future cash flows from operations, will be sufficient to meet future cash needs at least through the end of 1998.

Operating Activities - The Company generated cash flows of $40.9 million from operating activities during the six months ended June 30, 1998 compared with $30.1 million for the six months ended June 30, 1997. The increase in cash flows from operations was primarily the result of higher production and lower operating costs, despite lower gold prices.

Investing Activities - Capital expenditures totaled $28.3 million during the six months ended June 30, 1998 as compared with $37.7 million during the same period in 1997. Capital expenditures for the six months ended June 30, 1998 and 1997, included $4.5 million and $6.0 million, respectively, of capitalized interest related to the Company's investment in Lihir. In conjunction with contributions made by certain other equity investors, in May 1998, NML increased its investment in Lihir by $11.5 million, maintaining the Company's 8.65% equity interest in Lihir. The Company has reduced its total 1998 projected capital expenditures to $50 million due to a revised construction schedule for the Crown Jewel Project. However, capital expenditures could be substantially higher as the Company is continuing to evaluate strategic opportunities that may exist in the marketplace as a result of depressed gold prices.

Financing Activities - The Company made $24.2 million of scheduled debt payments during the six months ended June 30, 1998. In addition, restricted cash balances increased $4.3 million, primarily restricted cash of NML as required by the Lihir financing agreement.

RESULTS OF OPERATIONS

Net loss - The Company recorded net losses of $11.1 million ($.05 per share) and $14.6 million ($.06 per share) for the three and six month periods ended June 30, 1998, respectively. This compares with net losses of $4.0 million ($.02 per share) and $17.7 million ($.08 per share), respectively, for the same periods in 1997. Results in 1998 were impacted by lower gold prices, higher DD&A and increased foreign currency exchange losses, partially offset by higher production in the first six months of 1998. Results in 1997 included $2.3 million of merger expenses and a $3.7 million charge related to a change in accounting method.

                                                            Three months ended                Six Months ended
                                                                   June 30                         June 30
                                                                   -------                         -------
                                                             1998          1997             1998          1997
                                                             -----         ----             ----          ----
Gold sales - 100%, thousand ounces                             240           252             514           462

Gold revenue realized per ounce                             $ 314        $   352           $ 309         $ 354

Average London PM gold fix per ounce                        $ 300        $   343           $ 297         $ 347

Sales - Sales decreased for the three month period ended June 30, 1998 as compared with the same period in 1997 primarily as a result of lower realized gold sales prices and decreased sales volumes. Contributing to this decrease were the effects of the ceasing of production at the Red Dome and Silidor mines in the second half of 1997 following depletion of the ore bodies. Partially offsetting the decreases was production at the Vera/Nancy and Lihir mines, which commenced operations during the second half of 1997.

Sales also decreased for the six month period ended June 30, 1998 as compared with the same period in 1997 resulting from lower realized gold sales prices, partially offset by increased sales volumes. Production increased at the Golden Giant and Kori Kollo mines because of higher average head grades, while production from the Vera/Nancy and Lihir mines offset the effects of the ceasing of production at the Red Dome and Silidor mines.

The average realized price of gold decreased for the six months ended June 30, 1998, compared with the same period in 1997, as a result of decreased spot gold prices. Average realized prices for the three and six month periods ended June 30, 1998 were higher than the average London PM fix price for the same periods due to gains recognized from the Company's forward sales.

   CONSOLIDATED PRODUCTION COSTS                                   Three months ended         Six months ended
    PER OUNCE OF GOLD SOLD                                               June 30                   June 30
                                                                         -------                   -------
                                                                    1998         1997         1998         1997
                                                                   -------      -------      -------      -------
    Direct mining costs                                            $   162      $   206      $   159      $   215
    Deferred stripping adjustments                                       6           (4)           5
                                                                                                               (4)
    Third party smelting, refining and transportation costs              2            3            2
                                                                                                                3
    By-product credits included in sales                                (7)          (7)          (7)          (7)
                                                                   -------      -------      -------      -------

        Cash operating costs                                           163          198          159          207
    Royalties*                                                           4            4            3            4
    Production taxes                                                    --            1           --            1
                                                                   -------      -------      -------      -------
        Total cash costs                                               167          203          162          212
    Depreciation, depletion and amortization                            94           76           95           79
    Reclamation and mine closure costs                                   5            8            5            8
                                                                   -------      -------      -------      -------
        Total production costs                                     $   266      $   287      $   262      $   299
                                                                   =======      =======      =======      =======

RECONCILIATION OF TOTAL CASH COSTS PER OUNCE
 TO CONSOLIDATED FINANCIAL STATEMENTS*                        Three months ended               Six months ended
                                                                    June 30                         June 30
                                                                    -------                         -------
 Millions, except ounces sold and per ounce amounts           1998            1997            1998            1997
 --------------------------------------------------        ----------      ----------      ----------      ----------
 Production costs per financial statements                 $     39.7      $     56.1      $     83.4      $    107.2
 By-product credits included in sales                            (1.7)           (1.7)           (3.8)
                                                                                                                 (3.1)
 Reclamation and mine closure costs                              (1.3)           (2.0)           (2.6)           (3.8)
 Other                                                            3.5            (1.3)            6.4            (2.5)
                                                           ----------      ----------      ----------      ----------
 Production costs for per ounce calculation purposes       $     40.2      $     51.1      $     83.4      $     97.8
                                                           ==========      ==========      ==========      ==========

 Gold ounces sold, thousands                                      240             252             514             462
                                                           ==========      ==========      ==========      ==========

 Total cash costs per gold ounce sold                      $      167      $      203      $      162      $      212
                                                           ==========      ==========      ==========      ==========

* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and therefore are not included in these cost calculations.


Production costs - Total production costs decreased for the three and six month periods ended June 30, 1998 compared with 1997. Contributing to the decreases were the closures of the Red Dome and Silidor mines in the second half of 1997 and decreased production costs at Golden Giant resulting from higher head grades experienced primarily during the first three months of 1998. The overall decreases were partially offset by the addition of production costs from the Vera/Nancy mine.

Consolidated per ounce cash costs decreased for the three and six month periods ended June 30, 1998 compared with the same periods in 1997. All of the Company's mines showed per ounce cash cost reductions in 1998 as compared with 1997. Golden Giant's cash costs per ounce decreased from $145 per ounce to $121 per ounce for the six month period as a result of higher ore grades mined. Kori Kollo cash costs per ounce decreased primarily as a result of lower costs.

Depreciation, depletion and amortization - DD&A increased in total and on a cost per gold ounce sold basis for the three and six month periods ended June 30, 1998 compared with the same periods in 1997. DD&A increased in total primarily as a result of increases at Kori Kollo, largely due to increased production and 1997 capital expenditures, and at Golden Giant because of increased production. Also contributing to the increase was DD&A at the Vera/Nancy mine, which commenced commercial production in the second half of 1997. Depreciation, depletion and amortization from the Lihir mine also contributed to the increase on a cost per ounce sold basis.

Exploration, evaluation and other lease costs, net - Exploration, evaluation and other lease costs increased for the three and six month periods ended June 30, 1998, compared with the same periods in 1997, primarily as a result of decreased proceeds from the sales of properties in 1998 as compared with 1997.

Merger expenses - Additional merger expenses of $2.3 million were recorded in the first six months of 1997, consisting primarily of merger-related severance payments made to certain former BMG employees related to the 1996 combination of BMG and BMCL.

Interest expense - Interest expense increased in the three and six month periods ended June 30, 1998, as compared with the same periods in 1997, as a result of the $145 million bank borrowing by BMCL in September 1997.

Other income (expense), net - Other income, net decreased for the three and six month periods ended June 30, 1998, as compared with the same periods in 1997, primarily as a result of $5.9 million of net foreign currency exchange losses incurred in the second quarter of 1998, mostly on BMCL's U.S. dollar denominated debt. Also contributing to the decrease in other income was decreased capitalized interest, as interest related to Lihir is no longer capitalized effective October 1, 1997 upon commencement of commercial operations, and the recording of the Company's share of Lihir losses in 1998. Partially offsetting the decrease in other income was increased interest income resulting from higher levels of invested cash.

Income and mining taxes - The Company's provision for income taxes for the three and six month periods ended June 30, 1998 reflected benefits of $3.4 million and $3.6 million, respectively, on losses before taxes of $11.3 million for both periods. The Company's effective income tax rate for the three and six month periods ended June 30, 1998 was 30% and 32%, respectively.

The Company's provision for income taxes for the three and six month periods ended June 30, 1997 was $5.2 million and $7.3 million, respectively, on losses before taxes of $5.4 million and $1.0 million, respectively. These provisions were primarily the result of provisions for Canadian income taxes on Canadian income and an increase in income tax benefits generated by U.S. net operating losses which were fully offset by an increase in the Company's deferred tax asset valuation allowance.

Mining taxes decreased for the three and six month periods ended June 30, 1998 as compared with the same periods in 1997 due to decreased mining income from the Company's Canadian mines.

Cumulative effect of accounting change - Effective January 1, 1997, Inti Raymi changed its method of calculating DD&A of mining properties and certain related assets at its Kori Kollo mine. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

OTHER

Hedging - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

The Company utilizes forward sales contracts and may use options to hedge anticipated sales of gold and silver. At June 30, 1998, the Company had open forward sales contracts for 9,070 ounces of gold, at an average price of $429 an ounce, expiring in July and August 1998. The aggregate amount by which the net market value of these forward sales contracts was greater than the spot price of $297 per ounce of gold as of June 30, 1998 was $1.2 million.

Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record financial derivatives on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Foreign Operations - Identifiable assets attributable to operations of the Company outside the U.S. and Canada as of June 30, 1998 were approximately $443.5 million. Mining operations outside the U.S. and Canada represented approximately 47% of the total gross revenues of the Company for the six months ended June 30, 1998. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

Year 2000 ("Y2K") Issue - The Company is in the final stage of its Y2K readiness program, with its computer systems inventory, systems validation, and certification and testing stages completed. Systems that have been determined to be Y2K non-compliant are being replaced or upgraded, as appropriate, and critical vendor/supplier readiness confirmations are currently being obtained. An outside contractor is assisting the Company with its Y2K readiness program and it is expected that the program will be completed by mid-1999. The Company does not anticipate any material adverse effect on operations regarding Y2K compliance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

New World Project

The New World project is owned by a subsidiary of Crown Butte Resources Ltd. ("CBR"), a Canadian corporation in which the Company owns a 60% interest. In 1993, several special interest groups filed a complaint in U.S. District Court for the District of Montana against CBR and others, alleging that certain discharges from the CBR-controlled New World site were in violation of the federal Clean Water Act. The action was designated CV 93-154-BLG-JDS and is referred to herein as the "Clean Water Action." On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. On August 12, 1996, CBR, the U.S. government and certain special interest groups entered into an agreement which provided a framework whereunder CBR would exchange property interests within the New World Mining District for U.S. interests or assets having a value of $65 million, and then set aside $22.5 million for the completion of reclamation and restoration programs in the District (the "August 1996 Agreement"). On June 25, 1998, pursuant to the August 1996 Agreement, CBR, the United States and the other parties to the Clean Water Action lodged a Consent Decree with the U.S. District Court. On August 7, 1998, the Court approved the Consent Decree. The approval of the Consent Decree has resulted in: 1) the consummation of the exchange contemplated by the August 1996 Agreement; 2) CBR and certain other entities obtaining releases from potential environmental liabilities related to the New World site; and 3) the settlement of the Clean Water Action and an action brought against CBR by the Untied States and the state of Montana contemporaneously with the lodging of the Consent Decree. The second action, designated CV 98-91-BLG-JDS, was brought solely to provide a legal basis for the Consent Decree and to facilitate consummation of the August 1996 Agreement. Certain special interest groups' claims for attorneys' fees and costs in the Clean Water Action remain outstanding.

Crown Jewel

The following legal proceedings relate to the Crown Jewel project in Washington State in which the Company is earning an interest of up to 54%. During the first quarter of 1997, the final Environmental Impact Statement ("EIS") for the Crown Jewel project was issued. Certain positive permit decisions and approvals have been received for the project, but additional state and federal permit decisions and approvals are pending. The existing legal proceedings evidence opposition to the project by certain persons and special interest groups, including the Okanogan Highlands Alliance ("OHA"), the Washington Environmental Council ("WEC"), the Center for Environmental Law and Policy ("CELP") and the Confederated Tribes of the Colville Reservation ("CCT"). The Company expects that additional appeals may be filed and that injunctions will be sought. The impact and exact timing of final resolution of the existing appeals, or any future appeals related to the project, cannot be determined with any accuracy at this time.

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF OREGON, CIVIL NO. 97-806JE

During the first quarter of 1997, the United States Forest Service ("USFS") issued a Record of Decision ("ROD") which approved the Crown Jewel project subject to the requirement that the Company obtain USFS approval of a detailed Plan of Operations. The USFS received four administrative appeals to its EIS and ROD, which were denied in the second quarter of 1997. On May 29, 1997, OHA, WEC, the

Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group instituted the above-referenced action against the USFS and certain USFS decision makers in United States District Court for the District of Oregon. The action appeals the EIS, the ROD and the denial of the administrative appeals. The action seeks the following rulings: 1) that the EIS and ROD are inadequate and violate the National Environmental Policy Act and the Administrative Procedures Act; 2) that the USFS's decision not to prepare and issue a supplemental EIS was not in accordance with law; and 3) that the ROD violates certain specified laws. The action also seeks an award of fees and costs associated with the litigation and indicates that the plaintiffs will seek injunctive relief restraining the USFS from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company has intervened in the action. On November 5, 1997, CCT moved to intervene as a matter of right and filed a complaint alleging that the ROD was issued in violation of certain tribal rights. On March 19, 1998, the court ruled in favor of the USFS and the Company by denying the plaintiffs' challenge to the contents and scope of the administrative record. On March 27, 1998, the court granted the CCT's Motion to Intervene. It is now anticipated that briefing of the case on the merits will be completed in the third quarter of 1998.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, (PCHB NOS. 97-182; 97-183; 97-185; AND 97-186)

In November 1997, the Washington Department of Ecology ("WDOE") approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. Pursuant to the Company's request, PCHB Nos. 97-182; 97-183; 97-185; and 97-186 were consolidated for hearing with PCHB 97-146. PCHB No. 97-146 was subsequently dismissed. At a March 5, 1998 Scheduling Conference, the Board decided that the water quality issues raised by these pending appeals would not be heard during the consolidated hearing, but instead would be heard at an unspecified future date. The consolidated hearing concluded on May 20, 1998. Certain post-hearing briefs and motions have been filed, with the remainder scheduled to be filed in the third quarter of 1998.

PCHB No. 97-182. On December 1, 1997, Roger Lorenz instituted the action designated PCHB No. 97-182 against WDOE, which action appeals WDOE's approval of one new water right application and one water right change application.

PCHB No. 97-183. On December 1, 1997, OHA, WEC and CELP instituted the action designated PCHB No. 97-183 against WDOE and the Company. The action challenges WDOE's water rights decisions, claiming that such decisions violated the State Water Code, Water Resources Act, Administrative Procedures Act and Environmental Policy Act. The action seeks an order reversing WDOE decisions or, in the alternative, vacating the Reports of Examination and remanding the applications to WDOE for further study. The action has been joined by Triple Creek, a nonprofit corporation.

PCHB No. 97-185. On December 3, 1997, Lori Bialic instituted the action designated PCHB No. 97-185 against the WDOE, which action appeals the WDOE's approval of two applications for changes of water rights. On May 29, 1998, the PCHB dismissed this action for failure to present evidence. On June 11, 1998, the PCHB denied Bialic's motion for reconsideration of the dismissal.

PCHB No. 97-186. On December 2, 1997, CCT instituted the action designated PCHB No. 97-186 against the WDOE and the Company. The action makes the same challenge and seeks the same relief as PCHB No. 97-183.

OKANOGAN HIGHLANDS ALLIANCE V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, PCHB NO. 98-019

In January 1998, WDOE approved an air quality permit to construct and operate the proposed Crown Jewel mine. On February 3, 1998, OHA instituted the action designated PCHB No. 98-019 against the WDOE and the Company. The action challenges the air quality permit to construct and operate the mine. On April 27, 1998, OHA voluntarily dismissed this action but reserved its right to appeal future air permit decisions related to the mine.

CONFEDERATED TRIBES OF THE COLVILLE RESERVATION V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02849-7

In November 1997, the WDOE approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. WDOE granted the Company's applications in part based upon a streamflow mitigation plan. On December 2, 1997, CCT instituted the above-referenced action against the WDOE and the Company. The action seeks an order holding that WDOE's approval of the streamflow mitigation plan constituted a rulemaking in violation of the Administrative Procedures Act and an order that such approval exceeds WDOE's statutory authority, conflicts with existing law and is irrational. The action also seeks an order mandating a rulemaking to develop guidelines and criteria for approving water resource mitigation measures and an injunction on the approval of water rights applications until the conclusion of such rulemaking. Reversal of WDOE's decisions with respect to the Company's water rights applications is also sought, along with an injunction precluding the Company from taking action in reliance on such decisions. The Plaintiff also seeks costs and attorney fees.

OKANOGAN HIGHLANDS ALLIANCE, ET AL., V. WASHINGTON STATE DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02831-8

On December 2, 1997, OHA, WEC and CELP instituted the above referenced action against WDOE and the Company. The action makes the same challenges and seeks the same relief as Confederated Tribes of the Colville Reservation v. State of Washington Department of Ecology, et al., Superior Court of the State of Washington for Thurston County, Civil No. 97-2-0289-7.

OKANOGAN HIGHLANDS ALLIANCE V. OKANOGAN COUNTY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR OKANOGAN COUNTY, CIVIL NO. 98-2-00180-3

On May 4, 1998, OHA instituted the above-referenced action against Okanogan County, the Company and Crown Resources Corporation in the Superior Court of the State of Washington in and for Okanogan County. On May 20, 1998, OHA amended the action by naming the Okanogan County Health District as an additional respondent. The action challenges the decision of the Okanogan County Health District that Solid Waste Permits are not required for the Crown Jewel mine tailings and waste rock piles. The action seeks an order declaring that such decision violated the Washington Solid Waste Management Act and other state and local laws and regulations and is therefore null and void. An initial hearing on jurisdictional and preliminary matters is expected to occur during the third quarter of 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)   Annual Meeting of Shareholders
               April 27, 1998

         (c)   Proposal                            For            Against      Withheld             Abstain
               --------                            ---            -------      --------             -------
         Election of Directors
               David W. Kerr                  164,665,350              *        2,399,121                *
               Mary Mogford                   164,627,027              *        2,437,444                *
               William A. Wise                164,627,165              *        2,437,306                *

         Proposal to approve the
         Company's 1997 Incentive Bonus
         Program                              161,540,273        4,392,839          *              1,131,359

         Ratification of  appointment
         of Price Waterhouse LLP as
         independent public accountants
                                              166,186,473          583,203          *                294,795

         *Not Applicable

         Each of the nominees for director were elected, the proposed 1997 Incentive Bonus Plan was adopted, and the appointment of Price Waterhouse LLP was ratified.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               11   Computations of Loss per Common Share

               27   Financial Data Schedule

         (b)   Reports on Form 8-K

               A Current Report on Form 8-K, dated April 23, 1998, was filed containing a press release issued by Battle Mountain Gold Company.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BATTLE MOUNTAIN GOLD COMPANY


Date:  August 13, 1998                     /s/ Jeffrey L. Powers
                                    ----------------------------------------
                                               Jeffrey L. Powers
                                        Vice President and Controller

                               INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
   11           Computations of Loss per Common Share

   27           Financial Data Schedule