Form 10-Q
period 1998-09-30
BATTLE MOUNTAIN GOLD CO
filed 1998-11-16
CIK 771498

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            Yes    X      No
                                ------       ------

         Number of shares of Common Stock outstanding as of the latest practicable date, November 4, 1998: 127,766,133. In addition, as of such date, there were outstanding 102,057,544 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.


================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                                     INDEX

                                                                                         Page
                                                                                         ----
       Part I. Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
             for the three and nine months ended September 30, 1998 and 1997              1

           Condensed Consolidated Balance Sheet
             at September 30, 1998 and December 31, 1997                                  2

           Condensed Consolidated Statement of Cash Flows
             for the nine months ended September 30, 1998 and 1997                        3

           Notes to Condensed Consolidated Financial Statements                           4

           Supplemental Information                                                       7

           Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   10

       Part II.Other Information                                                         15

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended          Nine months ended
                                                              September 30               September 30
                                                         ----------------------      ----------------------
 Millions, except per share amounts                        1998          1997          1998          1997
 ----------------------------------                      --------      --------      --------      --------
 Sales                                                   $   70.0      $   90.2      $  217.2      $  257.9
                                                         --------      --------      --------      --------

 Costs and expenses
   Production costs                                          39.2          61.4         122.6         168.6
   Depreciation, depletion and amortization                  19.9          19.7          62.4          56.0
   Exploration, evaluation & other lease costs, net           3.5           5.8          16.3          17.3
    Merger expense (Note 2)                                    --            --            --           2.3
   General and administrative expenses                        3.7           2.8          11.1          10.9
                                                         --------      --------      --------      --------
         Total costs and expenses                            66.3          89.7         212.4         255.1
                                                         --------      --------      --------      --------
 Operating income                                             3.7           0.5           4.8           2.8
   Interest expense                                          (4.5)         (3.0)        (13.9)         (9.0)
   Other income (expense), net (Note 3)                      (6.5)          2.6          (8.2)          8.9
                                                         --------      --------      --------      --------
 Income (loss) before income taxes and
   minority interest                                         (7.3)          0.1         (17.3)          2.7
    Income tax benefit                                       (1.8)        (24.9)         (5.4)        (17.6)
    Mining taxes                                              2.2           0.6           5.4           4.6
    Minority interest in net income                            --          (0.3)         (1.3)         (1.9)
                                                         --------      --------      --------      --------
 Income (loss) before cumulative effect of
   accounting change                                         (7.7)         24.1         (18.6)         13.8
     Cumulative effect of accounting change (Note 4)           --            --            --          (3.7)
                                                         --------      --------      --------      --------
 Net income (loss)                                           (7.7)         24.1         (18.6)         10.1
   Preferred dividends                                        1.9           1.9           5.6           5.6
                                                         --------      --------      --------      --------
 Net income (loss) to common shares                      $   (9.6)     $   22.2      $  (24.2)     $    4.5
                                                         ========      ========      ========      ========
 Earnings (loss) per common share (Note 5)
   Basic                                                 $   (.04)     $    .10      $   (.11)     $    .02
                                                         ========      ========      ========      ========
    Diluted                                              $   (.04)     $    .09      $   (.11)     $    .02
                                                         ========      ========      ========      ========
 Dividends per common share                              $   .025      $   .025      $    .05      $    .05
                                                         ========      ========      ========      ========
 Average common shares outstanding for
   earnings (loss) per share purposes
    Basic                                                   229.8         229.7         229.8         229.7
                                                         ========      ========      ========      ========
    Diluted                                                 229.8         234.6         229.8         234.6
                                                         ========      ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                               September 30,  December 31,
                                                   1998           1997
                                               -------------  ------------
Millions                                        (Unaudited)

 Assets
    Current assets
     Cash and cash equivalents                   $  193.2     $  185.0
     Restricted cash                                  9.2         17.7
     Accounts and notes receivable                   25.4         33.0
     Inventories                                     10.3          8.3
     Materials and supplies, at average cost         24.2         25.4
     Assets held for sale (Note 6)                     --         42.5
     Other current assets                             8.2         12.1
                                                 --------     --------
          Total current assets                      270.5        324.0

    Investments                                     261.6        255.2
    Property, plant and equipment, net              444.3        489.3
    Other assets                                     21.2         24.7
                                                 --------     --------

 Total assets                                    $  997.6     $1,093.2
                                                 ========     ========

 Liabilities and Shareholders' Equity
    Current liabilities
     Short-term borrowings                       $     --     $    4.9
     Current maturities of long-term debt            37.6         44.0
     Account payable                                 14.2         24.0
     Income and mining taxes payable                 21.7         10.1
     Other current liabilities                       14.5         23.1
                                                 --------     --------
          Total current liabilities                  88.0        106.1

    Long-term debt                                  217.1        241.0
    Deferred income and mining taxes                 61.8         84.1
    Other liabilities                                48.6         48.3
                                                 --------     --------
          Total liabilities                         415.5        479.5

    Minority interest                               108.1        107.7
    Commitments and contingencies (Note 7)             --           --
    Shareholders' equity                            474.0        506.0
                                                 --------     --------
 Total liabilities and shareholders' equity      $  997.6     $1,093.2
                                                 ========     ========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Nine months ended
                                                                    September 30
                                                                  ------------------
 Millions                                                          1998        1997
 --------                                                         ------      ------
 Cash flows from operating activities
    Net income  (loss)                                            $(18.6)     $ 10.1
    Adjustments to reconcile net income (loss) to cash
       flows from operating activities:
        Depreciation, depletion and amortization                    62.4        56.0
        Deferred income taxes                                      (16.8)      (32.8)
        Foreign currency exchange loss                              12.6         0.4
        Equity in losses of equity investee                          4.5          --
        Cumulative effect of accounting change (Note 4)               --         3.7
        Change in working capital accounts, net                     13.3         3.1
        Other, net                                                   4.7         4.8
                                                                  ------      ------
 Net cash flows provided by operating activities                    62.1        45.3
                                                                  ------      ------
 Cash flows from investing activities
    Capital expenditures                                           (37.9)      (48.2)
    Investment in Lihir                                            (11.5)         --
    New World settlement, net (Note 6)                              34.9          --
    Other, net                                                       3.3        (0.5)
                                                                  ------      ------
 Net cash flows used in investing activities                       (11.2)      (48.7)
                                                                  ------      ------
 Cash flows from financing activities
    Cash proceeds from borrowings                                     --       162.8
    Debt repayments                                                (30.0)      (17.9)
    Decrease in short-term borrowings                               (4.9)      (12.5)
    Cash dividend payments                                         (17.1)      (17.1)
    Decrease in restricted cash                                      8.7         0.4
    Other, net                                                       0.3         0.7
                                                                  ------      ------
 Net cash flows provided by (used in) financing activities         (43.0)      116.4
                                                                  ------      ------
 Effect of exchange rate changes on cash and cash equivalents        0.3        (5.2)
                                                                  ------      ------
 Net increase in cash and cash equivalents                           8.2       107.8
 Cash and cash equivalents at beginning of period                  185.0        94.0
                                                                  ------      ------
 Cash and cash equivalents at end of period                       $193.2      $201.8
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

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income be reported in a financial statement. The Company's comprehensive income (loss) follows:

                                             Three months ended     Nine months ended
                                                September 30           September 30
                                             ------------------     -----------------
 Millions                                      1998      1997       1998       1997
 --------                                     -----      -----      ------     -----
 Net income (loss)                            $(7.7)     $24.1      $(18.6)    $10.1
 Foreign currency translation adjustments       4.4       (0.1)        4.6      (5.4)
                                              -----      -----      ------     -----
 Comprehensive income (loss)                  $(3.3)     $24.0      $(14.0)    $ 4.7
                                              =====      =====      ======     =====


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 2.  Merger Expenses

In connection with the 1996 combination of BMG and Battle Mountain Canada Ltd. ("BMCL"), formerly Hemlo Gold Mines Inc., an additional $2.3 million of merger expenses were incurred in the first half of 1997, consisting primarily of merger-related severance payments made to BMG employees.

Note 3.  Other Income (Expense), net

Other income (expense), net consisted of the following:

                                        Three months ended     Nine months ended
                                           September 30          September 30
                                        ------------------     -----------------
 Millions                                1998       1997       1998       1997
 --------                                -----      -----      -----      -----
 Interest income                         $ 2.7      $ 0.9      $ 8.7      $ 4.1
 Capitalized interest                       --        1.5         --        4.5
 Foreign currency exchange loss, net      (7.2)      (0.3)     (12.6)      (0.4)
 Equity in losses of equity investee      (1.8)        --       (4.5)        --
 Other, net                               (0.2)       0.5        0.2        0.7
                                         -----      -----      -----      -----
 Total                                   $(6.5)     $ 2.6      $(8.2)     $ 8.9
                                         =====      =====      =====      =====

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

Note 5.  Earnings (Loss) per Common Share

The Company's outstanding preferred stock, convertible debentures and stock options were not included in diluted loss per share calculations for the three and nine month periods ended September 30, 1998 because they were anti-dilutive for those periods. Diluted earnings per share computations for the three and nine month periods ended September 30, 1997 included 4.8 million and 0.1 million common stock equivalents, representing additional common shares outstanding had the Company's convertible debentures and stock options, respectively, been converted. The Company's convertible preferred stock was not included in the 1997 calculations because it was anti-dilutive.

Note 6.  New World Project

In 1997, the Company reclassified $42.5 million of other property, plant and equipment to assets held for sale in the condensed consolidated balance sheet, representing the estimated net realizable value of the New World project. In August 1998, the Company closed the sale of the New World project and received net cash proceeds of $34.9 million from the sale. No gain or loss was incurred in 1998 in connection with the sale.

Note 7.  Contingencies

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

Note 8.  Summarized Financial Information

The following summarized information of Battle Mountain Canada Ltd. is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares:

                        Three months ended     Nine months ended
                           September 30          September 30
                        ------------------     ------------------
Millions                 1998        1997       1998        1997
--------                ------      ------     ------      ------
 Sales                  $ 38.2      $ 31.7     $115.7      $106.0
 Costs and expenses       28.3        31.2       94.3        89.9
                        ------      ------     ------      ------
 Operating income       $  9.9      $  0.5     $ 21.4      $ 16.1
                        ======      ======     ======      ======
 Net income (loss)      $ (1.6)     $  8.6     $ (4.2)     $ 18.2
                        ======      ======     ======      ======

Summarized financial information of Lihir Gold Limited ("Lihir"), which commenced commercial operations on October 1, 1997, follows:

                         Three months ended    Nine months ended
Millions                 September 30, 1998    September 30, 1998
--------                 ------------------    ------------------
 Sales                         $ 43.3               $134.2
 Costs and expenses              36.8                106.0
                               ------               ------
 Operating income              $  6.5               $ 28.2
                               ======               ======
 Net income (loss)             $ (0.7)              $  3.4
                               ======               ======

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
           (All production data reflects BMG attributable interests)



                                              Three months ended   Nine months ended
                                                 September 30         September 30
                                              ------------------   -----------------
                                                 1998     1997       1998     1997
                                                 ----     ----       ----     ----
 GOLDEN GIANT
     Gold recovered (000s oz)                     103       85        293      262
     Silver recovered (000s oz)                     6        4         23       12
 -----------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                       $105     $130       $115     $140
     Depreciation, depletion and amortization      62       64         67       65
     Reclamation and mine closure costs             4        4          4        4
                                                 ----     ----       ----     ----
     Total production costs                      $171     $198       $186     $209
 -----------------------------------------------------------------------------------
 KORI KOLLO (88% Interest)
     Gold recovered (000s oz)                      73       73        221      207
     Silver recovered (000s oz)                   205      180        650      561
 -----------------------------------------------------------------------------------
   Cost per Gold Ounce Sold (2)
     Cash production costs                       $185     $197       $179     $196
     Depreciation, depletion and amortization     128      121        130      122
     Reclamation and mine closure costs            11        7         11        8
                                                 ----     ----       ----     ----
     Total production costs                      $324     $325       $320     $326
 -----------------------------------------------------------------------------------
 HOLLOWAY (84.65% Interest)
     Gold recovered (000s oz)                      20       13         59       42
 -----------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                       $199     $329       $228     $332
     Depreciation, depletion and amortization     108      123        114      119
     Reclamation and mine closure costs             2        2          2        2
                                                 ----     ----       ----     ----
     Total production costs                      $309     $454       $344     $453
 -----------------------------------------------------------------------------------
 BATTLE MOUNTAIN COMPLEX
     Gold recovered (000s oz)                       8       20         32       59
     Silver recovered (000s oz)                    22       34         67      106
 -----------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                       $279     $269       $253     $274
     Depreciation, depletion and amortization      64       41         46       37
     Reclamation and mine closure costs            --       45         --       44
                                                 ----     ----       ----     ----
     Total production costs                      $343     $355       $299     $355
 -----------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
           (All production data reflects BMG attributable interests)




                                                 Three months ended    Nine months ended
                                                     September 30        September 30
                                                 ------------------    -----------------
                                                   1998       1997      1998       1997
                                                 -------     ------    ------     ------
 LIHIR (8.65 Interest) (3)
     Gold recovered (000s oz)                         11                   34
 ---------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                        $  232                $ 204
     Depreciation, depletion and amortization        145                  177
                                                  ------                -----
     Total production costs                       $  377                $ 381
 ---------------------------------------------------------------------------------------

 VERA/NANCY (50% Interest) (3)
     Gold recovered (000s oz)                         10          8        35          8
     Silver recovered (000s oz)                        9         10        29         10
 ---------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                        $  151     $  181     $ 137     $  181
     Depreciation, depletion and amortization         32         29        30         29
     Reclamation and mine closure costs                1          2         1          2
                                                  ------     ------     -----     ------
     Total production costs                       $  184     $  212     $ 168     $  212
 ---------------------------------------------------------------------------------------

 SAN CRISTOBAL (50.5% Interest)
     Gold recovered (000s oz)                          4         10        16         27
     Silver recovered (000s oz)                        7         21        30         58
 ---------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs (4)                    $  134     $  433     $ 158     $  404
     Depreciation, depletion and amortization         38         68        75         54
     Reclamation and mine closure costs               --          2        --          8
                                                  ------     ------     -----     ------
     Total production costs                       $  172     $  503     $ 233     $  466
 ---------------------------------------------------------------------------------------

 RED DOME (50.5% Interest) (5)
     Gold recovered (000s oz)                                     4                   24
     Silver recovered (000s oz)                                  82                  162
     Copper recovered (000s lb)                               2,485                3,702
 ---------------------------------------------------------------------------------------
   Cost per Gold Ounce Sold
     Cash production costs                                   $  225               $  239
     Depreciation, depletion and amortization                    31                   20
     Reclamation and mine closure costs                          15                   13
                                                             ------               ------
     Total production costs                                  $  271              $   272
 ---------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION
                         OPERATING DATA (Unaudited) (1)
           (All production data reflects BMG attributable interests)


                                                 Three months ended     Nine months ended
                                                   September 30           September 30
                                                 ------------------     -----------------
                                                  1998        1997       1998       1997
                                                 ------      ------     ------     ------
 SILIDOR (55% Interest) (5)
     Gold recovered (000s oz)                                     1                    10
 ----------------------------------------------------------------------------------------
   Cost Per Gold Ounce Sold
     Cash production costs                                   $  239                $  318
     Depreciation, depletion and amortization                    --                    39
     Reclamation and mine closure costs                          --                     5
                                                             ------                ------
     Total production costs                                  $  239                $  362
 ----------------------------------------------------------------------------------------
 AGGREGATE DATA
    Gold recovered BMG share (000s oz)               229        214        690        639
    Gold sold BMG share (000s oz)                    230        221        689        637
    Gold recovered (000s oz)                         253        237        769        717
    Gold sold (000s oz)                              254        251        768        714
 Average price per oz realized                    $  299     $  332     $  306     $  346
 ----------------------------------------------------------------------------------------
    Silver recovered BMG share (000s oz)             249        331        799        908
    Silver sold BMG share (000s oz)                  253        343        800        848
    Silver recovered (000s oz)                       283        456        917      1,201
    Silver sold (000s oz)                            290        485        920      1,087
 Average price per oz realized                    $ 5.19     $ 4.43     $ 5.61     $ 4.75
 ----------------------------------------------------------------------------------------
    Weighted Average Cost per Gold Ounce Sold
     Cash production costs                        $  153     $  197     $  158     $  201
     Depreciation, depletion and amortization         90         80         94         82
     Reclamation and mine closure costs                5          9          5          9
                                                  ------     ------     ------     ------
     Total production costs                       $  248     $  286     $  257     $  292
 ----------------------------------------------------------------------------------------

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

(4) Includes net deferred stripping costs of $133 and $6 per ounce for the three and nine month periods ended September 30, 1997, respectively, and deferred stripping costs of $36 per ounce for the nine months ended September 30, 1998.

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

OVERVIEW - Increased gold production and decreased cash production costs by the Company's mines helped improve cash flows from operations during the first nine months of 1998 compared with the same period in 1997, despite a $40 per ounce lower average realized gold price. However, $12.6 million of net foreign currency exchange losses recorded in 1998, primarily as a result of the weakened Canadian dollar's effect on Battle Mountain Canada Ltd.'s U.S. dollar-denominated debt, and continued low realized gold prices resulted in a net loss to common shares of $9.6 million and $24.2 million, respectively, for the three and nine month periods ended September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $193.2 million, of which $110.9 million was held by BMG and its wholly-owned subsidiaries, $48.4 million was held by Niugini Mining Limited ("NML"), a Papua New Guinea company, $30.7 million was held by Crown Butte Mines, Inc. and $3.2 million was held by Inti Raymi. In addition, $9.2 million of restricted cash was held by Inti Raymi for future debt purposes.

See Part II - Other Information - Legal Proceedings and Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

The Company expects that cash currently held, along with future cash flows from operations, will be sufficient to meet future cash needs at least through 1999.

Operating Activities - The Company generated cash flows of $62.1 million from operating activities during the nine months ended September 30, 1998 compared with $45.3 million for the nine months ended September 30, 1997. The increase in cash flows from operations was primarily the result of higher production and lower operating costs, despite lower gold prices.

Investing Activities - Capital expenditures totaled $37.9 million during the nine months ended September 30, 1998 as compared with $48.2 million during the same period in 1997. Capital expenditures for the nine months ended September 30, 1998 and 1997 included $4.5 million and $6.0 million, respectively, of capitalized interest paid related to the Company's investment in Lihir. The Company has reduced its total 1998 projected capital expenditures to $50 million due to a revised construction schedule for the Crown Jewel Project. However, 1998 capital expenditures could be substantially higher as the Company is continuing to evaluate strategic opportunities that may exist in the marketplace as a result of depressed gold prices.

In conjunction with contributions made by certain other equity investors, in May 1998, NML increased its investment in Lihir by $11.5 million, maintaining the Company's 8.65% attributable equity interest in Lihir. In August 1998, the Company completed the sale of the New World project and received net cash proceeds of $34.9 million from the sale. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion.

Financing Activities - The Company made $30.0 million of scheduled debt payments during the nine months ended September 30, 1998. In addition, restricted cash balances decreased $8.7 million, net in 1998 primarily because in August 1998 NML was released from its obligations under the Lihir financing agreement and funds previously held in escrow were remitted to NML. In September 1997, BMG sold its interest in NML to BMCL, facilitated primarily by a $145 million bank borrowing by BMCL.

Battle Mountain Gold Company has an effective registration statement filed with the Securities and Exchange Commission, and similar filings in Canada, for the sale of up to 65.2 million shares of BMG common stock currently beneficially owned by Noranda Inc. BMG will not receive any proceeds from the sale of any of the shares.

RESULTS OF OPERATIONS

Net Income (loss) - The Company recorded net losses of $9.6 million ($.04 per share) and $24.2 million ($.11 per share) for the three and nine month periods ended September 30, 1998, respectively. This compares with net income of $22.2 million ($.10 per share) and $4.5 million ($.02 per share), respectively, for the same periods in 1997. Results in 1998 were impacted by lower gold prices, higher DD&A and increased foreign currency exchange losses, partially offset by higher production and lower operating costs. Results in 1997 included income tax benefits of $24.9 million as a result of a change in certain assumptions related to the Company's accounting for U.S. income taxes, $2.3 million of merger expenses and a $3.7 million charge related to a change in accounting method.

                                                         Three months ended             Nine Months ended
                                                            September 30                   September 30
                                                         -------------------            --------------------
                                                          1998         1997             1998          1997
                                                         -----        ------            -----        ------
Gold sales - 100%, thousand ounces                         254           251              768          714
Average gold revenue realized per ounce                  $ 299        $  332            $ 306        $ 346
Average London PM gold fix per ounce                     $ 289        $  327            $ 294        $ 339

Sales - Sales decreased for the three month period ended September 30, 1998 compared with the same period in 1997 primarily as a result of lower realized gold prices and decreased sales volumes. Excluding the Company's share of ounces sold by Lihir, an equity investment, sales volumes decreased 7% compared with the same period in 1997. Contributing to this decrease were the effects of the ceasing of production at the Red Dome mine in the second half of 1997 following depletion of the remaining stockpiles, the ceasing of mining operations at the San Cristobal mine in the first quarter of 1998 and decreased ounces recovered from the Reona mine. Partially offsetting these decreases was higher production at Golden Giant.

Sales also decreased for the nine month period ended September 30, 1998 compared with the same period in 1997 primarily resulting from lower realized gold prices. Increased production at the Golden Giant, Kori Kollo and Holloway mines, and higher production at Vera/Nancy which commenced commercial production in the third quarter of 1997, mostly offset lower production at the Red Dome and San Cristobal mines and the closure of the Silidor mine.

The average realized price of gold decreased for the nine months ended September 30, 1998, compared with the same period in 1997, as a result of decreased spot gold prices. Average realized prices for the three and nine month periods ended September 30, 1998 were higher than the average London PM fix price for the same periods due to gains recognized from the Company's forward sales, primarily at Lihir.

   CONSOLIDATED PRODUCTION COSTS                            Three months ended     Nine months ended
    PER OUNCE OF GOLD SOLD                                    September 30          September 30
                                                            ------------------     -----------------
                                                             1998       1997       1998       1997
                                                             -----      -----      -----      -----
 Direct mining costs                                         $ 157      $ 208      $ 158      $ 211
 Deferred stripping adjustments                                  2          6          4         --
 Third party smelting, refining and transportation costs         2         11          2          6
 By-product credits included in sales                           (6)       (24)        (7)       (13)
                                                             -----      -----      -----      -----
     Cash operating costs                                      155        201        157        204
 Royalties*                                                      3          6          3          5
                                                             -----      -----      -----      -----
     Total cash costs                                          158        207        160        209
 Depreciation, depletion and amortization                       87         78         92         79
 Reclamation and mine closure costs                              5          9          5          9
                                                             -----      -----      -----      -----
     Total production costs                                  $ 250      $ 294      $ 257      $ 297
                                                             =====      =====      =====      =====

RECONCILIATION OF TOTAL CASH COSTS PER OUNCE
 TO CONSOLIDATED FINANCIAL STATEMENTS*                   Three months ended      Nine months ended
                                                            September 30             September 30
                                                         ------------------      ------------------
 Millions, except ounces sold and per ounce amounts       1998        1997        1998        1997
 ---------------------------------------------------     ------      ------      ------      ------
 Production costs per financial statements               $ 39.2      $ 61.4      $122.6      $168.6
 Lihir production costs                                     4.9          --        13.5          --
 By-product credits included in sales                      (1.6)       (6.1)       (5.3)       (9.2)
 Reclamation and mine closure costs                        (1.3)       (2.2)       (3.9)       (6.4)
 Other                                                     (1.1)       (1.2)       (3.6)       (3.6)
                                                         ------      ------      ------      ------
 Production costs for per ounce calculation purposes     $ 40.1      $ 51.9      $123.3      $149.4
                                                         ======      ======      ======      ======
 Gold ounces sold, thousands                                254         251         768         714
                                                         ======      ======      ======      ======
 Total cash costs per gold ounce sold                    $  158      $  207      $  160      $  209
                                                         ======      ======      ======      ======


* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and therefore are not included in these cost calculations.

Production costs - Total production costs decreased for the three and nine month periods ended September 30, 1998 compared with 1997, primarily a result of lower operating costs and weakened foreign currencies. Contributing to the decreases were the closures of the Red Dome and Silidor mines in the second half of 1997 and decreased production costs at Golden Giant. Lower Canadian dollar exchange rates contributed to the lower costs at Golden Giant. The overall decreases were partially offset by the addition of production costs from the Vera/Nancy mine.

Consolidated per ounce cash costs decreased for the three and nine month periods ended September 30, 1998 compared with the same periods in 1997. All of the Company's mines showed per ounce cash cost reductions in 1998 as compared with 1997. Golden Giant's cash costs per ounce decreased from $140 per ounce to $115 per ounce for the nine month period in 1998, primarily a result of higher ore grades mined. Kori Kollo cash costs per ounce decreased primarily as a result of lower costs.

Depreciation, depletion and amortization - DD&A increased in total and on a cost per gold ounce sold basis for the three and nine month periods ended September 30, 1998 compared with the same periods in 1997. DD&A increased in total primarily as a result of increases at Kori Kollo, Golden Giant and Holloway because of increased production. Lower DD&A at the San Cristobal mine partially offset the overall increase. Depreciation, depletion and amortization from the Lihir mine also contributed to the increase on a cost per ounce sold basis.

Exploration, evaluation and other lease costs, net - Exploration, evaluation and other lease costs decreased for the three and nine month periods ended September 30, 1998, compared with the same periods in 1997, primarily as a result of differences in the timing of expenditures.

Merger expenses - Additional merger expenses of $2.3 million were recorded in the first half of 1997, consisting primarily of merger-related severance payments made to certain former BMG employees related to the 1996 combination of BMG and BMCL.

Interest expense - Interest expense increased in the three and nine month periods ended September 30, 1998, compared with the same periods in 1997, primarily as a result of the $145 million bank borrowing by BMCL in September 1997.

Other income (expense), net - Other income, net decreased for the three and nine month periods ended September 30, 1998 compared with the same periods in 1997. This decrease was primarily as a result of $7.2 million and $12.6 million of net foreign currency exchange losses incurred in the three and nine month periods ended September 30, 1998, respectively. These exchange losses were primarily related to the effect of the weakened Canadian dollar on BMCL's U.S. dollar-denominated debt. Also contributing to the decreases in other income were decreased capitalized interest, as interest related to Lihir is no longer capitalized effective October 1, 1997 upon commencement of commercial operations, and the recording of the Company's share of Lihir losses in 1998. Partially offsetting the decrease in other income was increased interest income resulting from higher levels of invested cash.

Income and mining taxes - The Company's provision for income taxes for the three and nine month periods ended September 30, 1998 reflected benefits of $1.8 million and $5.4 million, respectively, on losses before taxes of $7.3 million and $18.6 million, respectively. The Company's effective income tax rates for the three and nine month periods ended September 30, 1998 were 25% and 29%, respectively.

The Company's provision for income taxes for the three and nine month periods ended September 30, 1997 was $24.9 million and $17.6 million, respectively, on a loss before taxes of $0.2 million and income before taxes of $0.8 million, respectively. In September 1997, the Company recorded a $16.4 million income tax benefit, representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities previously recorded on expected remittances of Canadian earnings. Also, as a result of revised projections of future taxable income at certain of the Company's subsidiaries and the subsequent recognition of the tax benefits of net operating loss carryforwards at these subsidiaries, BMG recorded additional tax benefits of $7.2 million in September 1997.

Mining taxes increased for the three and nine month periods ended September 30, 1998 compared with the same periods in 1997 due to increased mining income from the Company's Canadian mines.

Cumulative effect of accounting change - Effective January 1, 1997, Inti Raymi changed its method of calculating DD&A of mining properties and certain related assets at its Kori Kollo mine. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

OTHER

Hedging - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks. The Company had no material hedged forward sales contracts outstanding at September 30, 1998.

Pursuant to pricing provisions as set forth in certain customer forward sales contracts, as of September 30, 1998, the Company had committed to deliver 64,800 ounces of gold valued at approximately $18.9 million at prices determined during various pricing periods in 1998. The average price of gold sold under these commitments was $292 per ounce and all such contracts mature by January 29, 1999.

Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Foreign Operations - Identifiable assets attributable to operations of the Company outside the U.S. and Canada as of September 30, 1998 were approximately $476.3 million. Mining operations outside the U.S. and Canada represented approximately 46% of the total gross revenues of the Company for the nine months ended September 30, 1998. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

Year 2000 ("Y2K") Issue - The risks associated with the Year 2000 are the result of computer technology utilizing only the last two digits of a year rather than all four to define a specific year. Absent corrective actions, some computer programs that are not "Y2K-compliant" may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in system failure or miscalculations, causing disruptions to various activities and operations.

The Company is in the final stage of its Y2K readiness program, with a review of its computer systems inventory, systems validation, and certification and testing stages having been completed. Both information technology ("IT") and non-IT systems, such as various equipment used at the Company's mines, that have been determined to by Y2K non-compliant are being replaced or upgraded, as appropriate. The cost of replacing those effected non-IT systems is immaterial to the Company. The Company is also in the final stages of a previously planned Y2K-compliant IT systems upgrade. In addition, critical vendor/supplier readiness confirmations are currently being obtained. An outside contractor is assisting the Company with its Y2K readiness program and it is expected that the program will be completed by mid-1999.

The Company is in the process of reviewing and evaluating its most likely worst-case scenario with regards to Y2K. The Company is also in the process of developing business contingency plans in order to mitigate potential disruptions, including those that may result from non-compliant systems utilized by unrelated third party governmental and business entities. It is expected that the plans will be completed by mid-1999. These plans will be continually reviewed and updated as necessary until the year 2000.

As a result of efforts described herein, the Company does not anticipate any material adverse effect regarding Y2K compliance on the Company's consolidated results of operations, financial position or cash flows, although no assurance can be given. The Company believes that third party noncompliance will be the area of greatest risk of Year 2000 having a material adverse effect on the Company.

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

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF OREGON, CIVIL NO. 97-806JE

During the first quarter of 1997, the United States Forest Service ("USFS") issued a Record of Decision ("ROD") which approved the Crown Jewel project subject to the requirement that the Company obtain USFS approval of a detailed Plan of Operations. The USFS received four administrative appeals to its EIS and ROD, which were denied in the second quarter of 1997. On May 29, 1997, OHA, WEC, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group instituted the above-referenced action against the USFS and certain USFS decision makers in United States District Court for the District of Oregon. The action appeals the EIS, the ROD and the denial of the administrative appeals. The action seeks the following rulings: 1) that the EIS and ROD are inadequate and violate the National Environmental Policy Act and the Administrative Procedures Act; 2) that the USFS's decision not to prepare and issue a supplemental EIS was not in accordance with law; and 3) that the ROD violates certain specified laws. The action also seeks an award of fees and costs associated with the litigation and indicates that the plaintiffs will seek injunctive relief restraining the USFS from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company has intervened in the action. On November 5, 1997, CCT moved to intervene as a matter of right and filed a complaint alleging that the ROD was issued in violation of certain tribal rights. On March 19, 1998, the court ruled in favor of the USFS and the Company by denying the plaintiffs' challenge to the contents and scope of the administrative record. On March 27, 1998, the court granted the CCT's Motion to Intervene. Briefing of the case has been completed.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, (PCHB NOS. 97-182; 97-183; 97-185; AND 97-186)

In November 1997, the Washington Department of Ecology ("WDOE") approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. Pursuant to the Company's request, PCHB Nos. 97-182; 97-183; 97-185; and 97-186 were consolidated for hearing with PCHB No. 97-146. PCHB Nos. 97-146 and 97-185 were subsequently dismissed. At a March 5, 1998 Scheduling Conference, the Board decided that the water quality issues raised by these pending appeals would not be heard during the consolidated hearing, but instead would be heard at an unspecified future date. The consolidated hearing concluded on May 20, 1998. Briefing of the portions of the case heard at the consolidated hearing has been completed.

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

OKANOGAN HIGHLANDS ALLIANCE V. OKANOGAN COUNTY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR OKANOGAN COUNTY, CIVIL NO. 98-2-00180-3

On May 4, 1998, OHA instituted the above-referenced action against Okanogan County, the Company and Crown Resources Corporation in the Superior Court of the State of Washington in and for Okanogan County. On May 20, 1998, OHA amended the action by naming the Okanogan County Health District as an additional respondent. The action challenges the decision of the Okanogan County Health District that

Solid Waste Permits are not required for the Crown Jewel mine tailings and waste rock piles. The action seeks an order declaring that such decision violated the Washington Solid Waste Management Act and other state and local laws and regulations and is therefore null and void. All respondents have moved to dismiss the action on various procedural and substantive grounds. A hearing on the respondents' motions was held on September 14, 1998, and post-hearing briefing has been completed.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          11   Computations of Earnings (Loss) per Common Share

                          27   Financial Data Schedule

                 (b)      Reports on Form 8-K - none





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BATTLE MOUNTAIN GOLD COMPANY


Date:  November 16, 1998
                                                  /s/ Jeffrey L. Powers
                                          --------------------------------------
                                                      Jeffrey L. Powers
                                              Vice President and Controller

                               INDEX TO EXHIBITS


         Exhibit
           No.                  Description
         -------                -----------

            11    Computations of Earnings (Loss) per Common Share

            27    Financial Data Schedule