Form 10-K405
period 1998-12-31
BATTLE MOUNTAIN GOLD CO
filed 1999-03-02
CIK 771498

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $455 million as of February 16, 1999, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and the Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $584 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

         The number of shares outstanding of the registrant's common stock as of February 16, 1999 is 127,932,119, not including 101,147,884 shares of Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., that entitle holders to the same rights as the registrant's common stock and are exchangeable at any time into such common stock on a one-for-one basis.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT RELATING TO THE 1999 ANNUAL MEETING OF STOCKHOLDERS OF BATTLE MOUNTAIN GOLD COMPANY TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT).
===============================================================================

                                TABLE OF CONTENTS

PART I
     Items 1 and 2.  Business and Properties...........................................  1

     Item 3.   Legal Proceedings....................................................... 31

     Item 4.   Submission of Matters to a Vote of Security Holders..................... 33

PART II
     Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters... 34

     Item 6.   Selected Financial Data................................................. 37

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................... 38

     Item 7A   Quantitative and Qualitative Disclosures About Market Risk.............. 47


     Item 8.   Financial Statements and Supplementary Data............................. 48

     Item 9.   Change in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................................... 74

PART III
     Item 10.  Directors and Executive Officers of the Registrant...................... 74

     Item 11.  Executive Compensation.................................................. 74

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.......... 74

     Item 13.  Certain Relationships and Related Transactions.......................... 74

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......... 75

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures, and other operating and financial data are based on expectations that the Company believes are reasonable, but can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold and silver, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, appeals of agency decisions or other litigation, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks and the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                     BUSINESS AND PROPERTIES OF THE COMPANY

INTRODUCTION

         Battle Mountain Gold Company, a Nevada corporation ("BMG"), and its subsidiaries (collectively the "Company") are engaged in the mining and processing of gold and silver ore in the United States, Canada, Bolivia and Australia and in the exploration, evaluation and development of precious metals properties primarily in Latin America, Australia, Canada and the United States. BMG was incorporated in Nevada in 1985, is headquartered in Houston, Texas, and its common stock is traded principally on the New York Stock Exchange.

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

         At December 31, 1998, the Company had four operating mines in three countries and on three continents: the Golden Giant mine in Ontario, Canada; the Holloway mine (in which BMG has an 84.7% attributable interest) in Ontario, Canada; the Kori Kollo mine (88% attributable interest) in Oruro, Chuquina, Bolivia; and the Vera/Nancy mine in Queensland, Australia (50% attributable interest). Additionally, the Company has the right to earn a 54% attributable interest in the Crown Jewel project in Washington State and has plans to develop the Phoenix project at the Battle Mountain Complex near Battle Mountain, Nevada. The Company is also carrying out an international exploration and acquisition program to replace and expand its reserve base.

         The Company's mining operations at the Reona heap leach facility at the Battle Mountain Complex ceased during the first quarter of 1998, but production from residual leaching continued throughout the remainder of 1998 and will continue into 1999 on a month to month basis depending on profitability.

         BMCL owns approximately 50.5% of Niugini Mining Limited ("Niugini Mining"), a Papua New Guinea company publicly traded on the Australian Stock Exchange. Niugini Mining in turn owns and operates the San Cristobal mine where residual heap leaching is taking place and owns a 17.15% interest in Lihir Gold Limited ("Lihir"), which owns the Lihir mine in Papua New Guinea. The Company plans to pursue options to dispose of BMCL's interest in Niugini Mining, and as a result, the Company has characterized BMCL's interest in Niugini Mining as an asset held for sale on the Company's consolidated balance sheet at December 31, 1998. The Company, therefore, has deconsolidated Niugini Mining in its December 31, 1998 consolidated balance sheet and will do so in its future financial and operating statements. The value of this asset is largely based on Niugini Mining's cash-on-hand and on the quoted market price of Lihir shares held by Niugini Mining. Therefore, the Company's investment will fluctuate in value based on Lihir's operating and financial results, the value of Lihir's publicly traded stock, gold reserves, the amount of Niugini Mining's cash-on-hand and other developments that may occur from time to time.

         The Company's attributable gold production was 889,000 ounces in 1998 and 876,000 ounces in 1997. The weighted average cash cost per gold ounce sold declined to $161 in 1998, compared with $197 per ounce in 1997.

         See Note 12 of Notes to Consolidated Financial Statements under Item 8 of Part II of this Report for information on BMG's revenues, operating income and identifiable assets by geographic segment.

         The following table provides aggregate operating data for all of the Company's operating mines for 1998 and 1997.

                                                            1998                  1997
                                                     ------------------    -------------------
                                                     COMPANY               COMPANY
AGGREGATE OPERATING DATA                              NET(1)    100%(2)      NET(1)    100%(2)
------------------------                             -------    -------    --------    -------
Gold production (000s oz)..........................     889        992        876         975
Gold sales (000s oz)...............................     884        987        875         976
Average realized gold price per oz.................  $  303     $  306     $  340      $  342
Silver production (000s oz)........................   1,034      1,187      1,204       1,562
Silver sales (000s oz).............................   1,032      1,186      1,214       1,581
Average realized silver price per oz...............  $ 5.50     $ 5.50     $ 4.88      $ 4.86
Copper production (000s lbs).......................     -0-        -0-      4,124       8,175
Copper sales (000s lbs)............................     -0-        -0-      4,339       8,600
Average realized copper price per lb...............      na         na     $ 0.99      $ 0.99
Weighted average cost per gold ounce sold(3):
  Cash production costs............................  $  161     $  164     $  197      $  206
  Depreciation, depletion and amortization.........      93         na         82          na
  Reclamation and mine closure costs...............       5          5          9           9
                                                     ------                ------
      Total operating costs........................  $  259         na     $  288          na
                                                     ------                ------
                                                     ------                ------

---------------------------------------------------
(1)  Represents the Company's attributable interest.

(2) Includes 100% of Niugini Mining and Inti Raymi plus BMG's interest in proportionately consolidated and equity accounted joint ventures.

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

GOLD PRICE VOLATILITY

         The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate and are affected by numerous factors such as demand, central bank sales, purchases and lending, currency valuations, production levels, the expectation of inflation, forward selling by producers, investor sentiment, and global or regional political and economic events. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the management of the Company to predict. Continued uncertainty regarding these factors could continue to adversely impact the market price of gold. While the Company is one of the world's lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations. Consistent with the Company's impairment policy, the Company has reduced the carrying values on several of its long-lived assets due to the persistent low gold price environment. If gold prices were to decline to a point below the

Company's cash production costs and remain below that level for any substantial period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

         The volatility of gold prices is illustrated by the following table of the annual high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market for each of the last five years.

                            1998    1997    1996    1995   1994
                            ----    ----    ----    ----   ----
         High.............  $313    $367    $415    $397   $396
         Low..............  $273    $283    $367    $374   $369
         Average..........  $294    $331    $388    $384   $384


         The Company has no material hedged forward sales or option contracts outstanding as of December 31, 1998 with respect to its production and reserves of gold and silver; however, the Company has not precluded engaging in hedging transactions in the future. See "-- Sales and Hedging Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 14 of Notes to Consolidated Financial Statements under Item 8 of Part II herein.

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

         The ore reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and silver will be realized. The ore reserve figures for 1998 presented herein were calculated using a gold price of $325 per ounce. The Company has reviewed and generally estimated the effects of a $25 variance from the $325 per ounce gold price on its reserves. Based on these estimates, the Company's total reserves would be reduced by approximately 5.5% using a gold price of $300 per ounce, and would be increased by approximately 6% using a gold price of $350 per ounce. Such approximations should not be relied upon as being indicative of approximations of the Company's total reserves at other gold prices.

         Market price fluctuations of gold and silver, as well as increased production costs or reduced recovery rates, may render ore reserves uneconomic and may ultimately result in an adjustment of ore reserves. See "--Gold Price Volatility." Additionally, changes in the various assumptions on which the reserve estimates are based, such as the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, problems with rock mechanics and stability, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect cash production and operating costs of a project. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

         The vast majority of the Company's production in 1998 was attributable to non-U.S. operations. Foreign operations, which include significant operations in Canada, Latin America and Australia, are subject to the risks normally associated with conducting business in foreign countries. Such risks include foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, changes in domestic and foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future.

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

         Since 1982, Bolivian governments have been elected through a democratic process as required under the Bolivian Constitution. The Company considers the Bolivian government to be stable and its current relations with the government to be good. However, should there be a deterioration in Bolivia's political stability or an adverse change in the Bolivian government's policy towards foreign-owned companies in Bolivia, the Company's financial condition and results of operations could be adversely affected. Although Bolivia has not suffered from civil disturbances, acts of terrorism and sabotage, there can be no assurance that the occurrence of civil unrest or terrorist activities against Inti Raymi's facilities will not occur. BMG has, in connection with its investment in Inti Raymi, obtained political risk insurance from the Overseas Private Investment Corporation. This insurance provides coverage of $25 million for inconvertibility and $14.4 million for political violence. The policy is renewed annually at the option of BMG and is expected to be available for the life of the Kori Kollo mine.

         The previous administration in Bolivia had initiated far-reaching programs to decentralize central government's authority as well as the distributions of the tax revenues, to reform the education and tax systems and to promote private ownership of previously state-owned companies. The Company believes these reforms are beneficial to the Bolivian people and Bolivian economy. Since its election in June 1997, the new administration continues to implement these reforms. It is difficult to predict, however, what impact these and associated reforms will have on the Company's Bolivian operations.

         The Company also has a significant investment in the Lihir mine located in Papua New Guinea which is being held as an asset for disposal. Since 1974, when Papua New Guinea achieved independence, the Papua New Guinea government has maintained a policy favoring direct foreign investment in general, and foreign investment in the mining sector in particular. The Papua New Guinea Constitution and major statutes governing foreign investment also provide significant safeguards for investors and lenders. The Investment Promotion Act assures investors the right to remit after-tax profits and make debt service and supplier payments. The Investment Promotion Act also provides that expropriation will not occur without adequate compensation. It has been the practice of the Papua New Guinea government to acquire direct ownership interests in large natural resource projects. Most such projects have experienced some level of civil unrest. The Company does not expect acts of civil unrest from the inhabitants of Lihir Island; however, should such acts occur, there can be no assurance that such acts would not have a material adverse effect on the Company's investment. Furthermore, a deterioration in Papua New Guinea's political stability or an adverse change in the Papua New Guinea government's policy towards foreign-owned companies in Papua New Guinea could adversely affect the Lihir mine and the Company's financial condition.

         Foreign operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of these operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations."

         The following table contains a summary of the Company's operations, costs and reserve data for gold, silver and copper. The data for 1997 gold reserves was calculated using a gold price of $350 while the data for 1998 gold reserves was calculated using a gold price of $325. Also, the data for 1997 and 1998 gold reserves excludes Lihir, San Cristobal and Red Dome because of the deconsolidation of Niugini Mining in the Company's financial statements.

                      [Table provided on pages 6 and 7]

                       OPERATIONS, COSTS AND RESERVES DATA
                                    FOR GOLD

--------------------------------------------------------------------------------------------------------------
          MINE OR PROJECT                                           OPERATIONS AND COST DATA
--------------------------------------------------------------------------------------------------------------
                           Attributable             Gold ounces    Percent of      Cash            Total
                            % of mine                recovered     total BMG     production      operating
                            production     Year        (000s)      production    costs ($/oz)   costs ($/oz)
--------------------------------------------------------------------------------------------------------------
  Golden Giant                 100%        1998         366            42            122            192
                           -----------------------------------------------------------------------------------
                                           1997         362            41            134            201
--------------------------------------------------------------------------------------------------------------
  Kori Kollo                    88%        1998         295            33            175            307
                           -----------------------------------------------------------------------------------
                                           1997         280            32            193            322
--------------------------------------------------------------------------------------------------------------
  Holloway                    84.7%        1998          80             9            222            340
                           -----------------------------------------------------------------------------------
                                           1997          53             7            341            471
--------------------------------------------------------------------------------------------------------------
  Battle Mountain              100%        1998          37             4            282            330
                           -----------------------------------------------------------------------------------
    Complex (Reona)                        1997          78             9            272            354
--------------------------------------------------------------------------------------------------------------
  Lihir                        8.7%        1998          45             5            217            414
                           -----------------------------------------------------------------------------------
                                           1997          12             1            200            377
--------------------------------------------------------------------------------------------------------------
  Vera/Nancy                    50%        1998          47             5            135            167
                           -----------------------------------------------------------------------------------
                                           1997          19             2            183            214
--------------------------------------------------------------------------------------------------------------
  San Cristobal               50.5%        1998          19             2            159            222
                           -----------------------------------------------------------------------------------
                                           1997          37             4            421            492
--------------------------------------------------------------------------------------------------------------
  Red Dome                    50.5%        1998           -             -              -              -
                                           1997          25             3            245            276
--------------------------------------------------------------------------------------------------------------
  Silidor                       55%        1998           -             -              -              -
                           -----------------------------------------------------------------------------------
                                           1997          10             1            319            363
--------------------------------------------------------------------------------------------------------------
  Totals                                   1998         889           100            161            259
                           -----------------------------------------------------------------------------------
                                           1997         876           100            197            288

--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
          MINE OR PROJECT                                      PROVEN AND PROBABLE RESERVES DATA (1)
--------------------------------------------------------------------------------------------------------------
                          Attributable                           Average    Contained              Percent of
                           % of mine               Reserves       grade       ounces     Recovery   total BMG
                            reserves     Year     (000s tons    (oz/ton)      (000s)      factor     reserves
--------------------------------------------------------------------------------------------------------------
  Golden Giant                 100%      1998       7,647        0.278        2,130          96         23
                           -----------------------------------------------------------------------------------
                                         1997       8,915        0.286        2,550          96         29
--------------------------------------------------------------------------------------------------------------
  Kori Kollo                    88%      1998      28,849        0.049        1,410          63         16
                           -----------------------------------------------------------------------------------
                                         1997      36,135        0.052        1,900          68         21
--------------------------------------------------------------------------------------------------------------
  Holloway                    84.7%      1998       4,180        0.197          825          95          9
                           -----------------------------------------------------------------------------------
                                         1997       4,961        0.195          965          95         11
--------------------------------------------------------------------------------------------------------------
  Battle Mountain              100%      1998      81,737        0.043        3,515          85         39
                           -----------------------------------------------------------------------------------
     Complex (2)                         1997      63,300        0.040        2,505          81         28
--------------------------------------------------------------------------------------------------------------
  Vera/Nancy                    50%      1998       1,021        0.394          400          96          4
                           -----------------------------------------------------------------------------------
                                         1997         370        0.390          140          96          2
--------------------------------------------------------------------------------------------------------------
  Crown Jewel                   54%      1998       4,399        0.188          825          88          9
                           -----------------------------------------------------------------------------------
  Project (3)                            1997       4,485        0.185          830          88          9
--------------------------------------------------------------------------------------------------------------
  Totals (4)                             1998                                 9,105(4)                 100
                           -----------------------------------------------------------------------------------
                                         1997                                 8,890(4)                 100
--------------------------------------------------------------------------------------------------------------

(1) The ore reserve figures presented herein for 1997 were calculated using a gold price of $350 per ounce and for 1998 using a gold price of $325 per ounce.

(2) Includes the Phoenix project and assumes permitting and approvals of that project.

(3)  Assumes permitting and approvals.

(4) Reserve data for 1998 and 1997 does not include Lihir, San Cristobal and Red Dome because of the deconsolidation of Niugini Mining in the Company's financial statements. The 1997 reserve totals included 1,245,000 contained ounces for Lihir, and 5,000 contained ounces for San Cristobal, for a total of 10,140,000 contained ounces for 1997.

The estimation of reserves and future mining operations can be affected by numerous factors. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

                       OPERATIONS, COST AND RESERVES DATA
                              FOR SILVER AND COPPER


   ----------------------------------------------------------------------------------------
                   MINE OR PROJECT                         OPERATIONS AND COST DATA
   ----------------------------------------------------------------------------------------
                               Attributable
                                % of  mine             Silver ounces       Copper pounds
                                production    Year    recovered (000's)   recovered (000s)
   ----------------------------------------------------------------------------------------
   Golden Giant                    100%      1998              26                  na
                               ------------------------------------------------------------
                                             1997              15                  na
   ----------------------------------------------------------------------------------------
   Kori Kollo                       88%      1998             852                  na
                               ------------------------------------------------------------
                                             1997             784                  na
   ----------------------------------------------------------------------------------------
   Battle Mountain                 100%      1998              80                  na
                               ------------------------------------------------------------
        Complex                              1997             129                  na
   ----------------------------------------------------------------------------------------
   Lihir                           8.7%      1998              na                  na
                               ------------------------------------------------------------
                                             1997               1                  na
   ----------------------------------------------------------------------------------------
   Vera/Nancy                       50%      1998              40                  na
                               ------------------------------------------------------------
                                             1997              20                  na
   ----------------------------------------------------------------------------------------
   San Cristobal                  50.5%      1998              37                  na
                               ------------------------------------------------------------
                                             1997              78                  na
   ----------------------------------------------------------------------------------------
   Red Dome                       50.5%      1998              na                  na
                               ------------------------------------------------------------
                                             1997             177               4,124
   ----------------------------------------------------------------------------------------
   Totals                                    1998           1,035                  na
                               ------------------------------------------------------------
                                             1997           1,204               4,124
   ----------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------
                   MINE OR PROJECT                               RESERVES DATA
   ----------------------------------------------------------------------------------------
                               Attributable
                               % of mine              Silver contained   Copper contained
                                Reserves     Year      ounces (000s)       pounds (000s)
   ----------------------------------------------------------------------------------------
   Golden Giant                    100%      1998               na                 na
                               ------------------------------------------------------------
                                             1997               na                 na
   ----------------------------------------------------------------------------------------
   Kori Kollo                       88%      1998            7,555                 na
                               ------------------------------------------------------------
                                             1997           10,960                 na
   ----------------------------------------------------------------------------------------
   Battle Mountain                 100%      1998           22,605            182,592
                               ------------------------------------------------------------
        Complex (1)                          1997           13,119                 na
   ----------------------------------------------------------------------------------------
   Vera/Nancy                       50%      1998              400                 na
                               ------------------------------------------------------------
                                             1997               na                 na
   ----------------------------------------------------------------------------------------
   Crown Jewel Project (2)          54%      1998              420                 na
                               ------------------------------------------------------------
                                             1997              435                 na
   ----------------------------------------------------------------------------------------
   Totals (3)                                1998           30,980(3)         182,592
                               ------------------------------------------------------------
                                             1997           24,514(3)              na
   ----------------------------------------------------------------------------------------

(1) Includes the Phoenix project and assumes permitting and approvals of that project.
(2)  Assumes permitting and approvals.
(3) Reserve data for 1998 and 1997 does not include Lihir, San Cristobal and Red Dome because of the deconsolidation of Niugini Mining in the Company's financial statements.

The estimation of reserves and future mining operations can be affected by numerous factors. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

               [WORLD MAP DESCRIPTION INSERTED PAGES 8 AND 9]

                      MAP OF NORTH AND SOUTH AMERICA

The graphics on pages 8 and 9 consist of maps depicting the Company's mines and offices in North America, South America and the Austral Pacific. The North America map references the following Company offices: the BMG corporate office in Houston, Texas; the BMC corporate office in Toronto, Ontario; and Exploration Offices in Reno, Nevada; Timmins and Manitouwadge, Ontario; and Hermosillo and Torreon, Mexico. The North America map also includes the following operating locations: the San Luis Mine in southern Colorado, the Battle Mountain Complex in northern Nevada, the Crown Jewel project in northeast Washington and the Golden Giant and Holloway Mines in Ontario.
The South America map references the Inti Raymi corporate office in La Paz, Bolivia; the Kori Kollo Mine in central Bolivia; the San Cristobal Mine in northern Chile and Exploration Office in Lima, Peru and San Juan, Argentina. The Australian map references the Niugini Mining corporate office in Sydney, Australia; the Pajingo Complex in Queensland, Australia; and the Lihir Project northeast of mainland Papua New Guniea.

                              [MAP OF AUSTRALIA]

OFFICES

         BMG's corporate office is located in Houston, Texas. BMCL's corporate office is located in Toronto, Ontario, Canada. BMG's exploration program is managed from its office in Houston, Texas. Other exploration offices are located in Reno, Nevada; Manitouwadge and Timmins, Ontario, Canada; Hermosillo and Torreon, Mexico; San Juan, Argentina; and Lima, Peru.

         Empresa Minera Inti Raymi S.A. ("Inti Raymi") , in which the Company owns an 88% interest, maintains corporate and exploration offices in La Paz, Bolivia.

OPERATING MINES

GOLDEN GIANT

         The Golden Giant mine is owned by BMCL and is located in the Hemlo gold district approximately 35 miles east of the town of Marathon in Ontario, Canada. The main access to the Golden Giant mine is by a 1.2 mile road from the Trans-Canada Highway. The shaft and some of the surface facilities of the Golden Giant mine are located on approximately one-quarter of a mining claim and other related surface rights acquired from the owners of the adjacent David Bell mine. The Golden Giant ore deposits were discovered in 1982. Construction of the mine began in 1983, and the first gold bullion was poured on April 6, 1985. The Golden Giant mine reached the design rate of approximately 3,300 tons of ore per day during the fourth quarter of 1988 and produced approximately 366,000 ounces of gold in 1998 and 362,000 ounces of gold in 1997. Although production at the Golden Giant exceeded target by about 35,000 ounces in 1998 as a result of higher than expected grades and changes in the mining sequence, grades for 1999 are expected to approximate the remaining ore reserve grade and to yield approximately 332,000 ounces of gold.

         A pastefill plant was constructed during 1996, allowing Golden Giant to recycle mill tailings for backfilling the mined-out areas underground. The pastefill plant replaces an alternate method whereby rock from a surface quarry was crushed and used for backfilling. The benefits of the pastefill method include lower operating costs and decreased amounts of processed rock sent to the tailings disposal facility. This decreases the operation's environmental impact and reduces the need for future capital expenditures related to the tailings facility.

         Around the Golden Giant mine, BMCL holds a land position consisting of an area of 6,155 acres under eight standard mining leases between BMCL and the Crown and four freehold patents. The mine property consists of approximately 64 acres. The mine and most facilities are located on the freehold patents. The leases end in 2004 and 2005, and are renewable in favor of BMCL for a further term of 21 years upon application to the appropriate Ministry and the payment of the prescribed fees. See "-- Property Interests -- Canada."

         Exploration continues at the Golden Giant mine and in the surrounding area.

         The total cost of the property and its associated plant and equipment is $306.6 million with a net book value of $96.8 million at December 31, 1998.

         GEOLOGY. The Golden Giant ore body consists of a main zone and a lower zone. The main ore zone has an indicated strike length of 500 meters at an azimuth of 115(degree), a dip to the northeast of 60(degree) to 70(degree) and an average thickness of about 20 meters. The gold mineralization occurs along the contact between metasedimentary and felsic metavolcanic rocks. The ore zone is pyrite-rich and occasionally barite-rich. The main zone is tabular in nature and is characterized by its regularity and consistent gold values. The main zone is cut by several diabase dykes. The gold occurs primarily as finely-disseminated native gold with minor quantities of silver in pyritiferous schists. The lower zone lies 30 to 80 meters stratigraphically below the main zone. It is similar to the main zone, is narrower and less continuous, and for the most part is below the lowest current mining level.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. The Golden Giant reserves are mined using underground mining methods. After being fed to an underground primary jaw crusher, ore is hoisted to the surface and conveyed to another crushing facility, a ball mill grinding circuit and finally a cyanide carbon-in-leach circuit. The mine is subject to the environmental laws of Canada and the Province of Ontario. See "--Environmental Matters -- Canada."

KORI KOLLO

         BMG owns 88% of Empresa Minera Inti Raymi S.A. ("Inti Raymi"), a Bolivian company that owns and operates the Kori Kollo mine. The remaining 12% is owned by Zeland Mines, S.A. The Kori Kollo mine, Inti Raymi's principal asset, is located on the altiplano, or high plain, near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately 43.7 square miles. See "-- Property Interests --Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway.

         Production from the milling facility at the Kori Kollo mine commenced in February 1993. A portion of the cost of constructing the milling facility was project financed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company's attributable gold production increased in 1998 to 295,000 ounces compared with 280,000 ounces in 1997. The Company's attributable gold production is expected to decline in 1999 to about 253,000 ounces due to lower head grades. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In the fourth quarter of 1998, the Company recorded a $49.9 million write-down of the carrying value of the Kori Kollo mine assets to reflect the fair value of the assets in the current low gold price environment.

         The total cost of the property and its associated plant and equipment is $344.3 million with a net book value of $70.0 million at December 31, 1998.

         GEOLOGY. The project is in the Andean tectonic belt of western Bolivia between the Cordillera Occidental and the Cordillera Real, and within an area of lacustrine deposits on the altiplano. Deformed Paleozoic sediments and a Tertiary volcanic sequence underlie the lacustrine deposits. Locally these rocks form topographic highs, reflecting block-faulting. Irregular masses of biotite-hornblende dacite porphyry intrude the Paleozoic sediments. The deposit is contained within two varieties of dacite porphyry intrusions. Both varieties of dacite have been pervasively quartz-sericite altered throughout the deposit. The most important structural controls of mineralization are fault systems which trend in two directions and contain auriferous sulfide veins and veinlets. Some veins contain minor quantities of stibnite, tetrahedrite, galena, sphalerite and realgar.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Inti Raymi utilizes conventional open pit mining methods at Kori Kollo. Ore from the Kori Kollo mine is processed at the mill in a cyanide carbon-in-leach circuit. The mill processes an average of approximately 21,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws and regulations. See "--Environmental Matters -- Bolivia."

HOLLOWAY

         The Holloway mine, in which BMCL has an 84.7% interest through a joint venture (the "Holloway Joint Venture"), is located approximately 35 miles east of Matheson in Ontario, Canada. The Holloway Joint Venture was formed in 1992, with BMCL as the operator. The three separate claims within the mine are subject to net profits royalty interests. The remaining 15.3% interest in the Holloway Joint Venture is held by Teddy Bear Valley Mines Limited. As of December 31, 1998, BMCL also had a 5.3% equity interest in Teddy Bear Valley Mines Limited, giving it an 85.5% combined direct and indirect interest in the mine. Construction of the Holloway mine began in 1994 and start-up commenced in the fourth quarter of 1996.

         The Holloway mine produced approximately 80,000 attributable ounces of gold for 1998 compared with 53,000 attributable ounces in 1997. The Company anticipates an increase in production by almost 10% in 1999 to almost 90,000 ounces due to higher ore grades and a 5% increase in the mining rate.

         The Company's joint venture share of the total cost of the property and its associated plant and equipment is $89.3 million with a net book value of $74.4 million at December 31, 1998.

         GEOLOGY. The various claim blocks contain a gold deposit called the Lightning Zone. The Lightning Zone gold deposit occurs at the contact between altered mafic volcanic rocks and underlying ultramafic rocks. The deposit occurs adjacent to the Destor-Porcupine Fault Zone which runs east-west from Timmins, Ontario to Destor, Quebec, through Harker and Holloway Townships. The Destor-Porcupine Fault Zone is a regional structural feature which is closely associated with many gold deposits in the area. The deposit strikes east and west for 2,600 feet and dips an average 50DEG. to 70DEG. to the south. The deposit starts at 660 feet below the surface and extends to 2,600 feet below surface. The deposit is open at depth. The average thickness of the deposit is 26 feet. The Lightning Zone exhibits variability in width, grade, dip and continuity, notably in the central part of the zone. Most commonly, gold values occur within massive grey silicified and albitised zones containing 5-10% disseminated fine pyrite.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. BMCL conducts its operations at Holloway using underground mining methods, and the ore is custom milled at two nearby operations. The mine is subject to Canadian and provincial environmental laws. See "-- Environmental Matters -- Canada."

 BATTLE MOUNTAIN COMPLEX

         The Battle Mountain Complex is owned by BMG and is located near the town of Battle Mountain in north central Nevada. The complex covers approximately 50 square miles and includes the Reona heap leach operations as well as the proposed Phoenix project (discussed below under "Development Projects"). Access to the Complex is by way of a two-mile paved road that connects to a state highway. Mining operations at the Reona heap leach facility ceased during the first quarter of 1998, but production from residual leaching will continue into 1999 on a month to month basis depending on profitability.

         BMG holds title to the Battle Mountain property in the form of fee land, unpatented lode, placer and millsite claims and leased claim acreage. See "-- Property Interests -- United States."

         In the fourth quarter of 1998, the Company wrote-off $10.8 million representing the remaining carrying value of property, plant and equipment and deferred mining costs of the Reona mine to reflect the fair value of the assets in the current low gold price environment.

         The total cost of the property and its associated plant and equipment is $88.9 million with a net book value of $39.3 million at December 31, 1998.

         GEOLOGY. The mines at the Battle Mountain Complex are located in the Battle Mountain Range. The range consists of predominantly faulted and folded paleozoic rocks which have been locally intruded by plutonic masses. Marginal to and associated with the plutons, sulfide mineralization containing base and precious metals has formed locally. Economic concentrations of gold and silver are typically associated with carbonate sediments that have been converted to "skarn" through the process of contact metamorphism. Economic mineralization is also associated with faulting and shearing which formed contemporaneously with the intrusive events. Mill grade gold and silver mineralization has been mined from several areas within the district where strong sulfide mineralization was deposited. Natural weathering has altered areas of sulfide mineralization to form iron oxides and other secondary minerals that are generally favorable for heap leach recovery of precious metals.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. BMG conducted its operations at the Battle Mountain Complex utilizing conventional open pit mining methods. Leach grade ore is processed at Reona by heap leaching. Throughout the first three quarters of 1998, the precious metals refinery and desorption plant at Copper Canyon processed solution from the Reona heap leach facility. The Copper Canyon refinery was shut down during the fourth quarter of 1998 and the carbon is now being transported to the Golden Giant for processing. The Battle Mountain Complex is subject to federal and state environmental laws and regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "--Environmental Matters -- United States -- Battle Mountain Complex."

LIHIR

         BMCL owns approximately 50.5% of Niugini Mining but has announced its intention to dispose of the asset. Niugini Mining is currently being carried on the Company's consolidated balance sheet as an asset held for sale. Niugini Mining owns a 17.15% equity interest in Lihir, which owns the Lihir mine. The Lihir mine is located on the east coast of Lihir Island, 375 miles northeast of mainland Papua New Guinea. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

         The Lihir mine consists of an open pit mine, with a crushing and grinding circuit, a pressure oxidation circuit, a carbon-in-leach circuit, gold smelting facilities to produce gold dore, and associated infrastructure. The Lihir ore is refractory in nature, requiring complex processing methods. The ore body is associated with an active geothermal system, and extensive dewatering and geothermal control systems are necessary to avoid problems with hot water or steam during mining. The ore body is also largely below sea level. The milling facility began processing oxide ore in mid-1997, and sulfide ore processing was initiated in August 1997. Production was adversely affected during 1998 by various equipment constraints, principally the oxygen plant and low autoclave availability. The Company's attributable production in 1998 was approximately 45,000 ounces compared with the Company's attributable production of 12,000 ounces in 1997 when Lihir commenced production in October of that year at the Lihir mine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Environmental Matters -- Papua New Guinea."

         In the fourth quarter of 1998, the Company recorded a $90.0 million write-down of the carrying value of the Company's investment in Niugini Mining to reflect the fair value of its investment in Lihir. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

VERA/NANCY

         The Vera/Nancy mine at the Pajingo Complex is located on a 10.5 square mile state-issued mining lease, 44 miles southeast of Charters Towers and 120 miles southwest of Townsville in Queensland, Australia. Access to the Vera/Nancy mine is by way of a 13-mile paved road, which connects to a state highway. Production from the state-issued mining lease is subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia."

         The Pajingo mine at the Complex commenced production in 1987 and ceased in 1993, with the processing of stockpiled ore continuing into 1995. Open pit mining of the Cindy deposit at the Pajingo Complex began in 1993 and ceased in 1994. Underground mining of the Cindy deposit began in 1995 and processing ceased in October 1996 upon the depletion of reserves.

         The Company owns a 50% interest in the Vera/Nancy mine and the Pajingo Complex. Normandy Mining Limited, an Australian gold mining company, owns the other 50% interest and is the operator of the Vera/Nancy mine. Open pit mining of the near-surface oxide portion of the Vera/Nancy ore body began in October 1996 and ended in April 1997. The ore was stockpiled and treated during the first half of 1997 at the nearby refurbished Pajingo mill. Full production from the underground Vera/Nancy ore body commenced during the third quarter of 1997, and additional exploration and final reserve definition are being carried out as underground mining progresses. An optimization study conducted by Normandy Mining during 1998 indicated that it was feasible to double production from the Vera/Nancy ore body to 200,000 ounces per year. The joint venture has agreed to implement this expansion, which is expected to be completed in the Year 2000. The company's share of the estimated capital cost in connection with the expansion is $15 million.

         The Company's joint venture interest share of the total cost of the property and its associated plant and equipment is $21.8 million with a net book value of $19.7 million at December 31, 1998.

         GEOLOGY. The Vera/Nancy ore body is located in rocks of paleozoic age in the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Mining of the Vera/Nancy ore body utilizes underground methods. Ore from the Vera/Nancy deposit is transported by truck over a 1.2 mile road and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. The Pajingo Complex is subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters --Australia."

SAN CRISTOBAL

         Through Niugini Mining, BMG has a 50.5% attributable interest in the San Cristobal gold mine located on 52.5 square miles of government-issued mining concessions in northern Chile, 68 miles from the port city of Antofagasta. See "-- Property Interests -- Chile." The San Cristobal mine is owned and operated by Niugini Mining's wholly-owned Chilean subsidiary, Inversiones Mineras del Inca, S.A. The mine is readily accessible by existing roads. Commercial production of the mine began in July 1991.

         In the third quarter of 1996, the Company recorded a $17.5 million write-down (approximately $8.9 million attributable to BMG) of the carrying value of the San Cristobal mine assets to reflect the results of detailed mine studies and a review of related projects. As a result of lower than planned gold prices and poor operating results, mining at San Cristobal ceased in January 1998. Although mining operations have ceased, residual heap leaching continued throughout 1998 and is expected to continue through the first quarter of 1999.

         The total capitalized cost of the property and its associated plant and equipment was $53 million and has been fully amortized as of December 31, 1998.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Ore at the San Cristobal mine is processed by heap leaching and San Cristobal operations are subject to Chilean environmental laws and regulations. See "-- Environmental Matters -- Chile."

RECLAMATION ACTIVITIES AT NON-OPERATING MINES

SILIDOR

         The Silidor mine was located near Rouyn-Noranda, Quebec, and was a joint venture between BMCL and Cambior Inc. that commenced commercial production in April 1990. Mining at Silidor ceased in July 1997. The Silidor mine produced approximately 9,800 attributable ounces in 1997.

         All of the assets of the joint venture have been sold. The remaining assets were fully amortized at December 31, 1997.

         All chemicals and chemical waste products have been removed from the Silidor mine site. Reclamation, consisting of dismantling the surface infrastructure, sealing underground accesses and recontouring and revegetating the site was completed during 1998.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Operations at the Silidor mine were carried out using underground mining methods, and the ore was custom-milled at two nearby operations. The operations at Silidor were subject to Canadian and provincial environmental laws. See "-- Environmental Matters -- Canada."

RED DOME

         The Red Dome mine, owned by Niugini Mining, was located on a 5.6 square mile state-issued block of four mining leases located 84 miles west of Cairns in Queensland, Australia. Production from the state-issued mining lease was subject to an annual royalty payable to the State of Queensland. See "-- Property Interests -- Australia" and "-- Taxes -- Australia."

         Expansion of the existing Red Dome pit was completed in 1994. Ore reserves from the Red Dome mine have been depleted and operations ceased in the third quarter of 1997. In 1998, the tailings impoundment was capped. Reclamation activities, including the planting of native vegetation, the rehabilitation of waste rock disposal areas, and related reclamation activities are expected to continue into the year 2000.

         Substantially all of the assets have been sold. The remaining assets were fully amortized at December 31, 1997.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Niugini Mining's operations at Red Dome were conducted utilizing conventional open pit mining methods. The open pit mine commenced operations in 1986, first utilizing heap leach processing and later adding a milling facility. Ore was processed by heap leach, flotation and carbon-in-leach methods. Red Dome operations were subject to environmental laws as are reclamation activities which are also subject to regulations including reclamation requirements under Queensland legislation. See "--Environmental Matters -- Australia."

SAN LUIS

         The San Luis mine was located approximately three miles northeast of San Luis in southern Colorado. The mine was closed in November 1996, and all chemicals and chemical waste products have been removed from the site. A significant portion of the reclamation work was completed in 1997. Reclamation and regulatory obligations for monitoring of site groundwaters continued throughout 1998 and will continue into 1999.

         The total cost of the property and its associated plant and equipment was $55.3 million with a net book value of $2.0 million at December 31, 1998.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. BMG conducted its mining operations at San Luis utilizing conventional open pit mining methods. Ore was processed at a mill in a carbon-in-pulp cyanide leach circuit. Operations and reclamation activities at San Luis are subject to federal and state environmental laws and regulations. See "-- Environmental Matters
-- United States -- San Luis."

NEW WORLD

         BMCL owns 60% of the outstanding stock of Crown Butte Resources Ltd., a Canadian public company listed on The Toronto Stock Exchange ("Crown Butte"). Crown Butte, through a wholly-owned subsidiary, Crown Butte Mines, Inc., a Montana corporation ("CBM", and together with Crown Butte, hereinafter referred to as "Crown"), owned the New World project in Montana. The New World project was located approximately two miles from Yellowstone National Park. In September 1993, several groups filed a complaint against Crown and others in U.S. District Court, District of Montana, alleging that certain discharges from the New World Property were in violation of the U.S. Clean Water Act (the "CWA Litigation"). In October 1995, the District Court issued a Memorandum and Order ruling that Crown was in violation of the U.S. Clean Water Act for not yet having obtained a Clean Water Act National Pollution Discharge Elimination System Permit for water coming from historic workings. In August 1996, Crown, the United States government and certain groups entered into an exchange agreement which provided a framework, among other things, for Crown to obtain environmental releases and exchange property interests within the New World Mining District for U.S. assets. In August 1998, Crown disposed of its interest in the New World project in a series of transactions pursuant to the terms of the 1996 exchange agreement (as amended by a Consent Decree and Settlement Agreement effective August 7,
1998) and an agreement made in September 1997 between Crown and its principal lessor. In return, the CWA Litigation was settled, Crown obtained releases from the parties to the Consent Decree and Settlement Agreement with respect to further environmental liabilities related to the New World property, and Crown was paid $65 million. Of this amount, $22.5 million was surrendered for the completion of reclamation and restoration programs in the New World District. Immediately following the closing of the Settlement Agreement, Crown repaid loans in the amount of $7 million to BMCL. The remaining cash constitutes Crown's only significant asset. In January 1999, the shareholders of Crown Butte voted in favor of the voluntary liquidation and dissolution of the corporation. The initial distribution to the shareholders will likely be made in the first quarter of 1999, with a further minor distribution to follow. Crown Butte estimates that the total distribution to the shareholders will be approximately $32.5 million, of which BMCL will receive $19.5 million (60% of the total).

DEVELOPMENT PROJECTS

CROWN JEWEL

         BMG has an option to earn from Crown Resources Corporation a 54% joint venture interest in the Crown Jewel project near Oroville, Washington. After the joint venture produces 1.6 million ounces of gold, BMG's joint venture interest would be reduced to 51%. In order to acquire its interest, BMG is required to fund, on a nonreimbursable basis, all expenditures for exploration, evaluation and development of the project through commencement of commercial production. In 1992, BMG announced its decision to develop the Crown Jewel project, subject to obtaining requisite permits and approvals. Based on recently revised estimates, total capital costs for the project, including plant construction, exploration, evaluation and option payments, are anticipated to be approximately $160 million, excluding capitalized interest, of which approximately $80.2 million had been spent through December 31, 1998. Of the amount spent, $8.2 million was expensed as exploration costs prior to the decision to proceed with development of the mine and $72.0 million was capitalized. In 1998, the Company wrote off $40.3 million of the amount capitalized to reflect the fair value of the asset in the current gold price environment and the cost of an unexpectedly lengthy permitting process. These revised estimates anticipate that cash production costs per gold ounce sold will average approximately $165 over the life of the mine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The project is located in northeastern Washington State on lands consisting of patented lands, unpatented mining claims, millsite claims and state lands. A First Half - Mineral Entry Final Certificate has been issued with respect to the unpatented portion of the Crown Jewel ore body. Many of the proposed facilities are located on unpatented mining claims and millsite claims. The validity of the claims, or obtaining some other rights from the federal government, is a prerequisite to the construction of the facilities. See "--Property Interests -- United States." The Crown Jewel milling facility is proposed to have a throughput capacity of 3,000 tons per day and is expected to produce an average of approximately 94,000 ounces of gold per year attributable to BMG. BMG will be the operator.

         BMG is proceeding with permitting of the Crown Jewel project. The Environmental Impact Statement was finalized and a Record of Decision and certain permits were issued in 1997. Additional permits were secured in 1998 and early 1999; however, additional state and federal permits and approvals are required to commence construction. See "--Property Interests--United States." See "--Environmental Matters--United States." A number of appeals with respect to the project have been filed by certain individuals and groups and certain favorable rulings have been received. See Item 3 "Legal Proceedings." See "--Environmental Matters--United States." There can be no assurance as to the outcome or timing of the permits, required approvals or appeals.

PHOENIX

         At the Battle Mountain Complex in Nevada, work on the Phoenix project advanced significantly in 1998 resulting in improved economics, scope and reserves. Metallurgical testing conducted during 1998 indicated that all of the ore at the Phoenix project is receptive to flotation and gravity separation. As a result, the Company conducted additional reserve delineation work at Phoenix during 1998. This additional work has resulted in an increase in estimated reserves of approximately 1,000,000 contained ounces. As a result, total estimated proven and probable Phoenix reserves now stand at 3,515,000 contained ounces. Additional drilling is planned for the Fortitude, Midas and Phoenix pits in 1999 in an effort to further expand the reserves.

         In permitting work, a revised Plan of Operations for the Environmental Impact Statement was submitted to the Bureau of Land Management in January 1999 to reinitiate the permitting process due to the expanded scope and improved economics of the Phoenix project. The new Plan of Operations is designed to include best-case scenarios in order to minimize the need for additional permitting in the future. It is difficult to predict the timing of completion of permitting and potential start-up dates for the mine; however, the earliest feasible start-up date for Phoenix currently appears to be in the second half of 2001. See "-- Environmental Matters --United States -- Battle Mountain Complex."

         The Company is in the process of carrying out a revised feasibility study and currently expects the total capital costs of the Phoenix project to be in the range of $150 million to $160 million upon its completion, excluding capitalized interest. Approximately $30.1 million of the expected total capital costs had been spent through December 31, 1998. The Phoenix project reserves are included in the data for the Battle Mountain Complex. See "Operations, Costs and Reserve Data for Gold Mines" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXPLORATION

         The Company, through branches, subsidiaries and joint ventures, currently conducts exploration and evaluation activities in search of precious metals internationally, including in the United States, Canada, Mexico, Argentina, Bolivia, Peru, Chile and Australia. The Company's primary objective is to develop high-quality ore deposits with low operating costs per ounce. The Company seeks to do this through exploration for extensions of ore zones at operating properties, exploration in areas proximate to other gold production and through frontier exploration. For additional information concerning the Company's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Factors Affecting Reserves, Foreign Investments and Properties."

SALES AND HEDGING ACTIVITIES

         Sales. The Company primarily produces dore, an unrefined alloy of gold, silver and other impurities, at its mines, which it sells under sales and/or refining agreements. Two buyers of production from the Company each accounted for more than 10% of the Company's total 1998 sales. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold and silver through its present buyers.

         Hedging. The Company may use a variety of techniques to manage exposures to price fluctuations, movements in interest rates and foreign currency exchange rates, and other risks. As of December 31, 1998, the Company had no material hedge positions.

PROPERTY INTERESTS

UNITED STATES

         Mineral interests in the United States are owned by federal and state governments and private parties. In addition to the acquisition of mineral rights held by states or private parties, the Company also may acquire rights to explore for and mine minerals on federally owned lands that are open to location. This acquisition is accomplished through the location of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976 and various state laws (or the acquisition of previously located mining claims from a private party). These laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. These laws also provide that proprietors of valid mining claims may obtain possessory rights to nonwithdrawn, unappropriated nonmineral federal lands for mining or milling purposes through the location of unpatented millsite claims. Significant portions of the proposed Crown Jewel and Phoenix mines and related facilities are located upon unpatented mining and millsite claims.

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

         The interests represented by unpatented mining claims and millsite claims possess certain unique risks not associated with other types of property interests. For example, in order to maintain each unpatented mining claim, the claimant must pay fees to the United States Department of the Interior. Failure to make the required payments constitutes abandonment of the claim. Further, because mining claims are often located with less than sophisticated surveying techniques, difficulty may arise in determining the validity and ownership of specific mining claims. Moreover, under applicable regulations and court decisions, in order for an unpatented mining claim to be valid against a governmental challenge, the claimant must be able to prove that the minerals on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be later invalidated by the federal government.

         The validity of unpatented mining and millsite claims is often uncertain and may be contested by the federal government and third parties. The uncertain and relatively undeveloped state of the law relating to millsite claims contributes to the uncertainties. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company, in accordance with mining industry practice, does not generally obtain title opinions or title insurance, if at all, until a decision is made to develop a property, and some titles, particularly titles to undeveloped properties, may be defective. It has been the long-standing practice of the mining industry, permitted by the Department of the Interior, to locate necessary millsite claims in excess of the number of mining claims being developed. At Crown Jewel, the ratio of millsite claims necessary for proposed facilities to mining claims within the proposed pit is significantly greater than 1:1. In early 1997, the Bureau of Land Management and the United States Forest Service issued a Record of Decision for the Crown Jewel project which selected BMG's proposed mine configuration from among those being considered. In November of 1997, the Solicitor of the Department of the Interior issued an opinion, which was concurred with by the Secretary of the Interior, which stated, among other things, that the Bureau of Land Management should not approve plans of operations which rely on a greater number of millsite claims than the number of mining claims being developed unless the use of the additional lands is obtained through means other than millsite claims. In connection with the review of the Company's Plan of Operations for the Crown Jewel project, the Bureau of Land Management has recently advised the Company that it plans to obtain an opinion from legal counsel before making a decision regarding final approval of the Plan of Operations.

         Legislative amendment of the General Mining Law of 1872, under which the Company holds claims on federal lands, could take place in 1999. Among other things, such legislation could impose a royalty or tax. Valid existing claims, or claims with respect to which a certain portion of the patenting process has been completed, might be exempted from such a royalty or tax. Approximately 12% of the Phoenix project reserves and approximately 80% of the Crown Jewel reserves are on federal lands. A patent covering the unpatented portion of the Crown Jewel reserves was applied for in 1992 and a First Half-Mineral Entry Final Certificate was received in 1995. Mineral surveys and official plats have been completed for the claims constituting the unpatented portions of the Phoenix reserves, but no patent applications can be made unless the legislative moratorium on the acceptance of new patent applications is lifted. The extent to which existing law might change is not known. The Company cannot predict what impact any possible amendment to the General Mining Laws will have on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming currently projected gold prices.

CANADA

         Certain of the Company's mineral rights are held on provincial "Crown Lands" (i.e. public lands) in Canada. Operations in Canada are currently being conducted primarily in the Province of Ontario.

         In Ontario, mineral rights on public land are initially reserved to the Crown. An individual or company who is the holder of a prospector's license issued by the Crown may stake a mining claim on public land to the exclusion of third parties. Upon performance of the prescribed assessment work, the holder of the claim may become entitled to a lease from the Crown of the mining and/or surface rights of the lands comprising the area staked. Each lease is granted for an initial term of 21 years subject to a right of renewal in favor of the lessee for a further term of 21 years upon application to the appropriate Ministry and the payment of the prescribed fees. Such renewal is subject to the provision of evidence of mineral production occurring continuously on the lands subject to such lease for more than one year since issuance or last renewal of such lease, or the lessee having demonstrated a reasonable effort to bring the lands into production.

         Under the provisions of the predecessor legislation to the current Mining Act (Ontario) (i.e. prior to June 1991), a holder of a Crown lease was entitled to a fee simple patent of the lands or mining rights subject to such lease, upon producing satisfactory evidence to the Crown that substantial quantities of minerals had been produced from such lands continuously for more than one year. The current Mining Act (Ontario) eliminated such rights to a fee simple patent; however, previously issued fee simple patents in good standing remain in full force and effect.

         The rental, lease or concession fees payable to the Crown are nominal and the holder of a mining claim, mining lease or mining concession has, or may obtain, a lease of the surface rights of the lands subject thereto from the Crown if the lands are public lands and, subject to payment of adequate compensation to the surface rights holder, rights of access to the surface rights of the lands in question for the purpose of prospecting, developing and mining if the surface rights are on private lands.

         In some instances, for example in option agreements, it is common that mineral rights are held by third parties and, by agreement, a person may acquire all or a percentage interest therein upon performing work on the property or by making payments to the third party, or both, and it is common for such agreements to provide for a residual royalty interest for the third party.

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

CHILE

         Mineral interests in Chile are under the domain of the federal government, which issues mining claims pursuant to the Chilean Mining Code. Niugini Mining, through subsidiaries, owns the group of mining concessions within which the San Cristobal mine and operating facilities are located. Also, the Company, through a wholly-owned subsidiary, owns an additional group of mining concessions.

AUSTRALIA

         The High Court of Australia recognized "native title" in relation to land for the first time in 1992 in MABO V. QUEENSLAND. Native title is the name for the bundle of rights held by an Aboriginal group to use land in accordance with their traditional laws and customs for traditional purposes, such as subsistence or ceremonial worship. Native title will survive in respect of portions of land where the traditional landholders have maintained an ongoing connection with this land, and there has been no inconsistent grant of tenure made by the Government. Native title may co-exist with other titles such as mining leases or pastoral leases; however, where the rights of the native title holders and the lessee cannot practically co-exist, native title is extinguished to the extent of the inconsistency.

         Federal and state governments have formulated a complementary legislative response to the recognition of native title.

         The Federal Government's NATIVE TITLE ACT 1993 (as amended): (1) recognizes native title rights and sets down some basic principles in relation to native title in Australia; (2) provides for the validation of titles that may be invalid because of the existence of native title, and confirms the extinguishment of native title in some circumstances; (3) provides a regime in which native title rights are protected and conditions imposed on future acts affecting native title land and waters, and grants procedural and compensation rights in such circumstances; and (4) provides a process by which claims for native title and compensation can be determined.

         The Company's exploration and mining property in Australia is located in Queensland. Much of this land is Crown land held under pastoral leases by third parties. The Company holds its interest in the lands under mining leases, authorities to prospect and exploration licenses. The Vera/Nancy mine and associated operating facilities are on lands held pursuant to mining leases in the State of Queensland. The Company believes that the existence of native title will not have a materially adverse effect on the Company's Vera/Nancy mine or on the Company's exploration properties in Australia. However, the NATIVE TITLE ACT 1993 will mean that the Company may have to negotiate with native title holders (including with respect to compensation ) prior to the grant of future mining titles.

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

UNITED STATES

         GENERAL. The Company is required to obtain a full range of environmental permits and approvals to develop properties and to maintain such permits and approvals for ongoing operations, reclamation, closure, and post-closure activities. There can be no assurance as to whether or when all requisite permits and approvals may be obtained for any given project. Existing and possible future legislation and regulations, or changes in interpretation or enforcement thereof, could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent and consequences of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, the Company must comply with standards and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with either obtaining required permits and approvals or compliance with applicable standards and regulations could become such that the Company would not proceed with the development or operation of a mine. Such outcomes could have material adverse financial effects on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Each of the Company's mining properties has many environmental control facilities. The principal environmental control facilities at the Company's heap leaching operations include engineered heap leach facilities to contain process fluids. The principal environmental control facilities at the Company's past milling operations consist of tailings treatment circuits that process plant effluent and tailings facilities designed to hold the processed tailings. These facilities are constructed as an integral part of processing facilities. Environmental controls also exist for potential air and water pollutants, spill containment and the storage and disposal of hazardous and solid wastes. The Company will also incur ongoing reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 13, "Commitments and Contingencies."

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

         BATTLE MOUNTAIN COMPLEX. BMG has been issued two water pollution control permits for the Battle Mountain Complex project facilities by the Nevada Division of Environmental Protection. One permit covers the activities of the Surprise Heap Leach operations and the second covers the remaining facilities at the Complex. The second permit was amended in 1994 to include the Reona operations. The Battle Mountain Complex also has been included in a stormwater discharge general permit issued by the State of Nevada.

         In March 1993, BMG filed an application for a reclamation permit covering the Battle Mountain Complex area. This application is currently under review. The Company has investigated the infiltration of liquids from the tailings facility at the Battle Mountain Complex into the groundwater. This facility was unlined at the time it was constructed in keeping with then-accepted practice. Pursuant to the state-issued water pollution control permit, the Company has prepared and submitted an evaluation of mitigation alternatives for the groundwater. The Company currently expects to utilize the affected groundwater in connection with its proposed Phoenix operations. Also, pursuant to the state-issued water pollution control permit covering the site, the Company has prepared, submitted and implemented a work plan for further investigation of surface water and groundwater in a highly mineralized area where sampling has indicated that the water is acidic and high in metals. Due to the ongoing nature of this investigation, it is not possible for the Company to estimate what remediation might be required with respect to this area.

         BMG is currently conducting further site characterization studies for the Battle Mountain Complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate reclamation and closure requirements. Site characterization results or the imposition by regulatory authorities of unanticipated reclamation and closure standards could substantially increase future reclamation and closure requirements and expenditures. The Company submitted a Revised Plan of Operations for the Phoenix project in January 1999, and this document re-initiated the Environmental Impact Statement ( the "EIS") process. These variables inherent in the permitting process and outside of the Company's control make it difficult to determine the timing for completion of permitting and commencement of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

         CROWN JEWEL PROJECT. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Numerous environmental permits and approvals must be obtained from federal, state and local agencies before a mine can be put into operation in Washington. The State Environmental Policy Act ("SEPA") mandates an exhaustive review of the potential environmental impacts of the project. In addition, NEPA compliance is necessary, including the preparation of an EIS. In the case of the Crown Jewel Project, the EIS was jointly prepared to respond to both NEPA and SEPA requirements. The completion of the NEPA/SEPA process was a prerequisite to agency determinations with respect to most permits for the Crown Jewel project. The final EIS was issued in February 1997 and a favorable Record of Decision was rendered by the U.S. Forest Service and the Bureau of Land Management. Certain public interest groups challenged the adequacy of the EIS and appealed the Forest Service's Record of Decision. This challenge was denied in U.S. Federal District Court in late 1998. See "Legal Proceedings" under Item 3 herein. Favorable decisions have been made on certain permits. However, a number of appeals with respect to the project have been filed by certain individuals and public interest groups, and additional state and federal permits and approvals are required to commence construction. See Item 3 "Legal Proceedings." Start-up of the Crown Jewel project remains difficult to predict because it is contingent upon many variables not within the Company's control, including the granting or denial of necessary permits, results of administrative and judicial proceedings and appeals, and inter-governmental coordination.

         SAN LUIS. The San Luis mine ceased operations in November, 1996, and subsequent site activities have addressed closure and reclamation requirements. The mill and associated gold production facilities were decommissioned and all chemicals and chemical waste products were removed from the site and managed in accordance with applicable regulations. A substantial portion of the reclamation earth work has been completed including partial backfilling of the west pit, regrading and topsoiling of waste rock facilities and a portion of the tailings pond area. Revegetation work has been undertaken on all regraded and topsoiled areas. The remaining reclamation work will include the mill area, one waste rock disposal facility and certain on-site roadways. In addition, the remainder of the tailings area will require regrading, topsoiling and revegetation along with the construction of the final drainage features and spillway.

         In the last quarter of 1998, the Company provided notice to the requisite regulatory agencies and undertook implementation of a response plan triggered by the identification of elevated total dissolved solids and sulfate levels detected in a monitoring well located downgradient from the west pit. The response plan involves the investigation and characterization of the geohydrology and geochemistry pertinent to the immediate area and the subsequent development of a long term response strategy to address the elevated constituent levels. The Company is coordinating its activities closely with the Colorado Division of Minerals and Geology and the Colorado Department of Public Health and Environment to assure that its response activities meet the requirements of applicable regulations. This work is underway and the Company anticipates completion of the investigation and characterization, as well as the selection of a long-term response strategy during 1999. Given the ongoing nature of the project, it is not possible to predict the nature and scope of the long term response obligation which may be required for this area.

CANADA

         The mining industry in Canada is subject to legislation at both the federal and provincial levels related to protection of the environment. The Company is required to obtain and maintain compliance with a full range of permits and approvals for various activities during exploration, development, production and closure and reclamation. Existing and possible future legislation could cause additional expense and capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. The Company expects the continued proliferation and tightening of environmental standards and requirements over the long term. The Company may incur greater or lesser costs and delays depending on the nature of the activity and the standards and requirements that are applied. It is possible that the costs and delays associated with meeting such standards and requirements could become such that the Company would not proceed with the further development or operation of a mine.

         Each of the Company's Canadian mining properties has an extensive array of environmental controls installed to meet regulatory requirements. All of the environmental controls and pollution prevention projects are designed to minimize the release of any substances that may be potentially harmful to the environment. The principal controls include treatment facilities for final effluent discharges, tailings disposal facilities, dust recovery on material transfer operations and spill containment facilities for storage vessels and along tailings pipeline corridors. With respect to pollution prevention, the Company has implemented one or more of the following programs at its Canadian mining sites: hazardous and non-hazardous waste separation and recycling, waste water recycling, freshwater use minimization, power conservation, product substitutions, new materials review/approval program, reusable product shipping containers and other process changes benefiting the environment.

         Effluent water quality limitations are addressed by Canadian federal and provincial laws and regulations. Certain limits are mandatory, while others are merely objectives. The Holloway mine has, at certain limited times, not met the applicable sediment compliance limits, but an action plan designed to ensure compliance has been developed. In August 1997, all mines in the province of Ontario became subject to toxicity compliance limits for effluent discharges. A limited number of samples from the Golden Giant and Holloway mines have not achieved the toxicity limits. Based upon the available information, it does not appear that additional controls will be required at Golden Giant, but a study of alternatives designed to continuously achieve the toxicity limits at Holloway has been undertaken and additional controls may be implemented. The Certificates of Approval for the Golden Giant mine do not currently contain an effluent compliance limit for ammonia. However, the Certificates of Approval for the Golden Giant mine are being renewed and combined and additional controls may be required in the event that ammonia becomes a compliance limit in the renewed Certificate.

         In December of 1998, regulatory approval was sought to expand the tailings facility at the Golden Giant mine to a capacity sufficient to handle anticipated tailings deposition for the presently anticipated mine life. Approval of the expansion is expected in the first quarter of 1999.

         The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. New and existing mines are required to submit reclamation/closure plans to the provincial government for review and approval by the various regulatory authorities. As part of the submissions, estimates of costs to implement the plans and financial assurance to cover the implementation of the plans are required, with the financial assurance required in a form and amount acceptable to the government. Both of the Company's operations in Canada have submitted their respective reclamation/closure plans to the appropriate provincial agency and both such plans have been accepted and approved.

BOLIVIA

         Bolivia first enacted federal environmental legislation in 1992, followed in December 1995 by the promulgation of general environmental regulations. The regulations require obtaining environmental licenses for both existing and new operations, establish air and water quality discharge standards, establish standards for the management of solid and hazardous wastes, provide procedures and schedules for existing operations to come into compliance and require the preparation of environmental impact studies in some instances. Pursuant to these regulations, Inti Raymi has prepared an Environmental Statement as an application for an environmental license for the Kori Kollo mine and submitted such to the government in July 1997. The Environmental Statement is currently under review by the Bolivian government. In August 1997, specific environmental regulations for mining were promulgated. These regulations contain a set of general technical and regulatory standards and norms for environmental management within the mining industry. In addition, the government is continuing to develop specific technical standards for the mining industry. The Company has been actively working with the Bolivian Ministry of Sustainable Development to obtain final approval of the environmental license for the Kori Kollo mine. Following such approval, the Company will have eighteen months to update its environmental license, if necessary, to reflect compliance with the mining specific regulations. The regulations promulgated in 1995 and 1997 contain environmental standards and requirements applicable to the Kori Kollo mine which, depending on how the regulations are implemented and interpreted, could require expenditures and changes in operations, resulting in a material adverse effect on the Company's financial condition, cash flows or results of operations. However, based on the Company's evaluation of the data collected to date and assuming reasonable interpretation and implementation of existing regulations and reasonableness in the adoption of additional specific technical standards, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition, cash flows or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Government Regulation."

CHILE

         Chile maintains an environmental regulatory structure which applies to various aspects of mining operations including tailings management, water discharges and airborne emissions. In 1994, an environmental framework law was approved by the Chilean legislature and enacted into law. Regulations under the legislation pertinent to ambient environmental standards, prevention and documentation plans, and certain administrative authorities have been adopted. Regulations regarding environmental impact statements and certain other matters contained in the law have not yet been published. Existing and future legislation is expected to impact mining activities in Chile; however, the full impact and costs associated with the legislation cannot be assessed accurately until the complete regulation program has been promulgated and implemented. Based upon the information available to date and assuming a continuation of the reasonable development, interpretation and implementation of the regulations, the Company anticipates that the applicable regulations will not materially impact operations in Chile.

AUSTRALIA

         The mining industry in Australia is primarily regulated by state authorities and secondarily by federal authorities. This regulation deals with general environmental matters such as the licensing of industrial activities, the setting of standards and the establishment of a range of enforcement mechanisms.

         In addition, mines in Queensland (Vera/Nancy) are also regulated by legislation which specifically deals with the major environmental impacts of mining. It requires each miner to develop an Environmental Management Overview Strategy ("EMOS") which sets out the life of mine strategies for dealing with these impacts. In addition, a plan of operations is required which sets out in detail what environmental management measures will be undertaken over a stated period.

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

         In addition to complying with various environmental protection statutes, the Vera/Nancy and Red Dome mine (now in the reclamation stage) in Queensland were required to obtain plan of operations approvals from the Minister of Mines pursuant to the Mineral Resources Act. The plans of operations at the Pajingo Complex and Red Dome mine have been approved, including an approved EMOS, which covers environmental protection and rehabilitation requirements. When approved, the plans of operations became part of the conditions of the mining lease issued by the state. The Vera/Nancy ore deposit at the Pajingo Complex was added to its plan of operations and the EMOS document in 1996.

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

PAPUA NEW GUINEA

         Mining operations in Papua New Guinea are subject to comprehensive environmental regulations pursuant to legislation requiring the preparation of an Environmental Impact Statement and legislation setting environmental standards and approval requirements for activities which may affect air, land or water.

TAXES

UNITED STATES

         The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to current tax until repatriated to the United States. While the United States allows credits for foreign income taxes paid, the limitations on such credits may substantially reduce or eliminate the benefit of credits. The top marginal U.S. statutory corporate rates are presently 35% for regular tax and 20% for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years. At December 31, 1998, the Company had approximately $87.5 million of regular net operating losses and $30.0 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2007 and 2009, respectively, available to offset future U.S. federal income tax, and approximately $0.9 million of alternative minimum tax credits available on an indefinite carryforward basis. These amounts are subject to possible adjustment upon audit by the Internal Revenue Service. The Company is also subject to state and local taxes in jurisdictions in which it is engaged in business operations.

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

BOLIVIA

         Prior to 1997, Inti Raymi operated pursuant to certain provisions under the Bolivian Mining Code and tax legislation which exempted it, on an interim basis, from income tax. Under these provisions, until September 1999, at which time the exemption was to terminate, Inti Raymi was subject to a 5% royalty assessed on gold sales. Legislation was passed in March 1997, however, which terminated this exemption and subjected Inti Raymi, effective April 1, 1997, to a 25% income tax as well as a sliding royalty on gold sales. The royalty ranges from 4% to 7%, depending on the price of gold; however, any royalty paid is creditable against the income tax imposed on operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Government Regulation."

         Dividends, interest and other remittances paid by Inti Raymi to BMG and other non-Bolivian third parties are subject to a 12.5% Bolivian withholding tax. Inti Raymi pays import duties and Bolivian Value Added Tax on all purchases. Inti Raymi subsequently claims refunds from the Bolivian government for the import duties and the Value Added Tax by means of tax certificates used to pay taxes due on its activities. Those certificates can be converted into cash in the local finance market. Inti Raymi is also subject to transaction taxes on domestic transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

AUSTRALIA

         Battle Mountain (Australia) Inc., a Delaware corporation and a wholly-owned subsidiary of BMG, is subject to tax on income derived from 1998 exploration and mining operations. However, no taxes are expected to be paid for 1998 due to existing loss carryforwards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Australian dividends are currently subject to a 15% Australian withholding tax.

         The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2% of gross sales after deducting A$30,000 or 5% of the operating income that exceeds A$30,000.

INSURANCE

         The Company carries insurance against property damage risks, business interruption and third party liability. The Company is also insured against losses from certain dishonesty, including limited losses from the theft of gold, as well as losses of other goods in transit. From time to time, the Company reviews and modifies its insurance coverage and may obtain additional policies, cancel existing policies or self-insure as it deems appropriate.

         The Company is not insured against most environmental risks. Insurance against most environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry at acceptable premium levels. The Company periodically evaluates the cost and coverage of the insurance against certain environmental risks that is available to determine if it would be appropriate to obtain such insurance. Without such insurance, if the Company becomes subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fully fund the remedial cost of an environmental problem, the Company might be required to enter into interim compliance measures pending completion of the required remedy. Furthermore, if the Company were to become subject to significant environmental liabilities, the results could have a material adverse effect on the results of operations, cash flows and financial condition of the Company.

EMPLOYEES

         The number of full-time employees of the Company (including employees of majority-owned subsidiaries other than Niugini Mining) at December 31, 1998 was 1,545.

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

         On February 18, 1999, the foreign exchange spot purchase rates for U.S. dollars, as quoted at 4:00 p.m. Eastern time by Bloomberg, were A$1.00 equals US$0.6355 and C$1.00 equals US$0.6725.

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

         REFRACTORY ORE--ore that is difficult or expensive to treat for recovery of its valuable substances.

         SULFIDE--a mineral compound characterized by the presence of sulfur.

         TAILING--processed ore after the recoverable minerals have been extracted.

         TAILINGS FACILITY --a natural or man-made area suitable for depositing ground processed rock resulting from the milling and/or processing of ore. Suitability of the location and design of the facility are determined by environmental impact studies.

         TON--a short ton of 2,000 pounds, dry weight basis.

         UNPATENTED MINING CLAIM--those claims, either lode or placer, for which no patent has been issued. The claim owner has the right to exclusive possession of the locatable minerals in the area claimed. Such property rights are subject to the paramount title of the U.S. federal government until a patent is obtained.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is working toward earning up to a 54% interest in the Crown Jewel project in Washington State. Certain positive permit decisions and approvals have been received for the Crown Jewel project, but additional state and federal permit decisions and approvals are pending. Certain persons and groups oppose the Crown Jewel project. The legal proceedings detailed below have been initiated by project opponents. The Company expects that additional appeals may be brought and that injunctions will be sought. The final resolution of existing and expected appeals and the timing thereof cannot be determined with any accuracy at this time.

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF OREGON, CIVIL NO. 97-806JE

         During the first quarter of 1997, the United States Forest Service issued a final Environmental Impact Statement and Record of Decision approving the Crown Jewel project provided that the Forest Service later approves the Company's detailed Plan of Operations. The Forest Service received four administrative appeals to its Environmental Impact Statement and Record of Decision, all of which the Forest Service denied in the second quarter of 1997. On May 29, 1997, the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group instituted the above-referenced action against the Forest Service and certain individual Forest Service decision makers in United States District Court for the District of Oregon. The action appealed the Forest Service's Environmental Impact Statement, its Record of Decision and its denial of the administrative appeals. The action sought the following rulings: 1) that the Environmental Impact Statement and Record of Decision were inadequate and violated the National Environmental Policy Act and the Administrative Procedures Act; 2) that the Forest Service's decision not to prepare and issue a supplemental Environmental Impact Statement was not in accordance with law; and
3) that the Record of Decision violated certain specified laws. The action also sought an award of fees and costs associated with the litigation and indicated that the plaintiffs would seek injunctive relief restraining the Forest Service from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company intervened in the action and the Confederated Tribes of the Colville Reservation (the "Colville Confederated Tribes") also intervened and filed a complaint alleging that the Record of Decision was issued in violation of certain tribal rights. On December 31, 1998, the District Court granted the Company's and the Forest Service's motions for summary judgment, thereby upholding the Forest Service's Environmental Impact Statement, Record of Decision and administrative denial of plaintiffs' claims. It is possible that plaintiffs will appeal the decision of the District Court to the Ninth Circuit Court of Appeals.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, (PCHB NOS. 97-182; 97-183; 97-186; AND 99-019)

         In November 1997, the Washington Department of Ecology (the "Department of Ecology") approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. On December 1, 1997, Roger Lorenz instituted the action designated PCHB No. 97-182 against the Department of Ecology, appealing the Department's approval of one new water right application and one water right change application. On the same date, the Okanogan Highlands Alliance, the Washington Environmental Council and the Center for Environmental Law and Policy instituted the action designated PCHB No. 97-183 against the Department of Ecology and the Company. The action challenges the Department of Ecology's water rights decisions, claiming that such decisions violated the State Water Code, Water Resources Act, Administrative Procedures Act and Environmental Policy Act. The action seeks an order reversing the Department of

Ecology's decisions or, in the alternative, vacating the Reports of Examination and remanding the applications to the Department of Ecology for further study. The action has been joined by Triple Creek, a nonprofit corporation. On December 2, 1997, the Colville Confederated Tribes instituted the action designated PCHB No. 97-186 against the Department of Ecology and the Company. The action makes the same challenge and seeks the same relief as PCHB No. 97-183. The Washington Pollution Control Hearings Board granted the Company's request to consolidate PCHB Nos. 97-182; 97-183; and 97-186 for hearing. However, the Board determined that the water quality issues raised by the appeals will only be decided after a hearing on the 401 Water Quality Certification, which hearing is now scheduled for September 1999. On October 23, 1998, the PCHB entered an order dismissing certain of plaintiffs' claims and ruled in favor of the Company on eight additional claims on February 16, 1999.

         In January 1999, the Department of Ecology granted the Company 401 Water Quality Certification for the Crown Jewel project. On February 12, 1999, the Okanogan Highlands Alliance and the Washington Environmental Council instituted an action designated PCHB No. 99-019 against the Department of Ecology and the Company, appealing the Department's grant of the 401 Certification, approval of certain performance securities, and issuance of an Addendum to the Environmental Impact Statement. The action has been consolidated with the above-described actions. The action seeks determinations that: 1) the 401 Certification is invalid, illegal, null, and void; 2) the performance security fails to meet the requirements of the Washington Metals Mining and Milling Act; 3) the Addendum violates the State Environmental Policy Act; 4) all decisions based on the Addendum are null and void; 5) the matter be remanded to the Department of Ecology for preparation of a Supplemental Environmental Impact Statement; and 6) other relief, including injunctive relief, as the PCHB deems appropriate. A hearing on the merits has been scheduled for September, 1999.

CONFEDERATED TRIBES OF THE COLVILLE RESERVATION V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02849-7

         In November 1997, the Department of Ecology approved certain of the Company's applications for new water rights and for changes to existing water rights that are necessary for the Crown Jewel project. The Department granted the Company's applications in part based upon a streamflow mitigation plan. On December 2, 1997, the Colville Confederated Tribes instituted the above-referenced action against the Department of Ecology and the Company. On the same date, Okanogan Highlands Alliance, the Washington Environmental Council and the Center for Environmental Law and Policy instituted an action designated Civil No. 97-2-02831-8 against the Department of Ecology and the Company. On November 13, 1998, the two actions were consolidated. The consolidated action seeks an order holding that the Department of Ecology's approval of the streamflow mitigation plan constituted a rulemaking in violation of the Administrative Procedures Act and an order that such approval exceeds the Department of Ecology's statutory authority, conflicts with existing law and is irrational. The action also seeks an order mandating a rulemaking to develop guidelines and criteria for approving water resource mitigation measures and an injunction on the approval of water rights applications until the conclusion of such rulemaking. The plaintiffs seek reversal of the Department of Ecology's decisions with respect to the Company's water rights applications, along with an injunction precluding the Company from taking action in reliance on such decisions. The plaintiffs also seek to be reimbursed for their costs and attorney fees. On November 5, 1998, the Department of Ecology filed a motion to dismiss, which was subsequently joined by the Company. The motion was denied on January 8, 1999, allowing the case to proceed.

OKANOGAN HIGHLANDS ALLIANCE V. OKANOGAN COUNTY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR OKANOGAN COUNTY, CIVIL NO. 98-2-00180-3

         On May 4, 1998, the Okanogan Highlands Alliance instituted the above-referenced action against Okanogan County, the Company and Crown Resources Corporation in the Superior Court of the State of Washington in and for Okanogan County. On May 20, 1998, the Okanogan Highlands Alliance amended the action by naming the Okanogan County Health District as an additional respondent. The action challenged the decision of the Okanogan County Health District that Solid Waste Permits are not required for the Crown Jewel mine tailings and waste rock piles. The action sought an order declaring that such decision violated the Washington Solid Waste Management Act and other state and local laws and regulations and was therefore null and void. On January 21, 1999, the Court ruled that the Company and the other respondents were entitled to have the action dismissed. It is possible that plaintiff will appeal the decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names and ages as of February 16, 1999, of each of the present executive officers of the Company together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected.

         Ian D. Bayer (59)               -      President and Chief Executive Officer

         Ian Atkinson (49)               -      Senior Vice President - Exploration

         Phillips S. Baker, Jr. (39)     -      Vice President and Chief Financial Officer

         Thomas P. Bausch (51)           -      Treasurer

         Joseph J. Baylis (42)           -      Senior Vice President - Corporate Development

         Greg V. Etter (40)              -      Vice President, General Counsel and Secretary

         Stanford M. Haley (55)          -      Vice President - Human Resources

         John A. Keyes (55)              -      Senior Vice President - Operations

         Jeffrey L. Powers (46)          -      Vice President and Controller


         Mr. Bayer became President and Co-Chief Executive Officer of BMG in July 1996 following the combination with Hemlo Gold and was named President and Chief Executive Officer in February 1997. He is also serving as Chairman of the Board of Niugini Mining, a position he has held since January 1997. Prior to joining BMG, Mr. Bayer had served as President and Chief Executive Officer and as a Director of Hemlo Gold since July 1991.

         Mr. Atkinson was appointed Senior Vice President-Exploration of BMG in July 1996. Prior to assuming his new position, Mr. Atkinson had been Senior Vice President of Hemlo Gold since February 1996. Prior to that, Mr. Atkinson was Vice President, Exploration for Hemlo Gold.

         Mr. Baker joined BMG in March 1998 as Vice President and Chief Financial Officer. Mr. Baker most recently served as Vice President, Finance and Chief Financial Officer of Pegasus Gold Inc. Prior to joining Pegasus in 1994, Mr. Baker worked for approximately eight years in various positions with BMG, culminating as Treasurer.

         Mr. Bausch joined BMG in September 1996 as Treasurer. Mr. Bausch was previously employed by Tenneco Inc. as its Assistant Treasurer from 1993 to 1996.

         Mr. Baylis joined BMG in July 1996 following the combination with Hemlo Gold, where he was previously Vice President-Investor Relations and General Counsel. He also serves as President and Chief Executive Officer of Niugini Mining, a position he has held since November 1996.

         Mr. Etter joined BMG as Corporate Attorney in 1993 and was appointed General Counsel and Corporate Secretary in February 1997. In April 1998, he was appointed as Vice President in addition to his then current position.

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

         Messrs. Bayer, Atkinson, Baker, Baylis, Bausch, Keyes and Powers also serve as executive officers of BMCL. Mr. Bayer serves as Director, President and Chief Executive Officer and each of Messrs. Atkinson, Baker, Baylis and Keyes serves as Vice President. Mr. Powers serves as Vice President and Controller. In addition, Mr. Michael Proctor assumed his current position as Vice President - Finance and Corporate Secretary of BMCL on July 19, 1996, following the combination of BMG with Hemlo Gold. Mr. Proctor had previously served as Hemlo Gold's Vice President - Finance since September 1991.


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

                                                 HIGH         LOW
                                               --------    ---------
         1998
            First Quarter..................... $ 6 11/16   $ 4 13/16
            Second Quarter.................... $ 7 1/2     $ 4 13/16
            Third Quarter..................... $ 6 7/16    $ 3 1/16
            Fourth Quarter.................... $ 6 3/4     $ 3 7/8
         1997
            First Quarter..................... $ 7 5/8     $ 6 1/4
            Second Quarter.................... $ 6 3/4     $ 5 5/8
            Third Quarter..................... $ 7 3/8     $ 5 1/4
            Fourth Quarter.................... $ 7 5/16    $ 4 3/8


         As of February 16, 1999, the Company had 15,162 record holders of BMG Common Stock and 651 record holders of Exchangeable Shares.

         Cash dividends of $0.05 per share were paid in 1997 and 1998. In February 1999, the Company suspended its semi-annual common stock dividends. A determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. For a discussion of restrictions on Inti Raymi's ability to pay dividends to BMG, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Item 7 herein and Note 7, "Debt," of Notes to Consolidated Financial Statements under Item 8 herein. The Company intends to retain most of its earnings to support current operations, to fund exploration and development projects and to provide funds for acquiring gold properties.

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

         The shares of outstanding Exchangeable Shares, other than shares held by BMG and certain of its subsidiaries, are entitled to vote at BMG stockholder meetings through the exercise by The CIBC Mellon Trust Company, a Canadian trust company (the "Trustee"), of certain voting rights under a Voting, Support and Exchange Trust Agreement dated July 19, 1996 (the "Voting Agreement"). The Trustee, as the holder of the one share of Special Voting Stock of BMG (the "Special Voting Stock"), is entitled to a number of votes on all matters on which holders of BMG Common Stock are entitled to vote equal to the number of Exchangeable Shares outstanding as of the Record Date for each meeting of holders of BMG Common Stock, excluding the number of Exchangeable Shares held by the Company and certain of its subsidiaries (those subsidiaries precluded from voting any Common Stock under applicable Nevada law). Pursuant to the Voting Agreement, each holder of Exchangeable Shares is entitled to instruct the Trustee as to the voting of the number of votes attached to the Special Voting Stock represented by such holder's
Exchangeable Shares. The Trustee will exercise each vote attached to the Special Voting Stock only as directed by the relevant holder, and in the absence of instructions from a holder as to voting will not exercise such votes. A holder may instruct the Trustee to give a proxy to such holder entitling the holder to vote personally such holder's relevant number of votes or to grant to the Company's management a proxy to vote such votes. The BMG Common Stock and the Special Voting Stock vote together as a single class. As to each matter presented to a vote of stockholders of BMG, each share of BMG Common Stock is entitled to one vote and the share of Special Voting Stock is entitled to a number of votes equal to the number of Exchangeable Shares outstanding as of the Record Date for each meeting of holders of BMG Common Stock, excluding the number of Exchangeable Shares held by the Company and certain of its subsidiaries (those subsidiaries precluded from voting any Common Stock under applicable Nevada law).

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

                                                                  YEARS ENDED DECEMBER 31
MILLIONS, EXCEPT PER SHARE AMOUNTS                 1998 (1)    1997 (2)   1996 (3)     1995      1994
----------------------------------                 --------    --------   ---------   ------    ------
INCOME STATEMENT:
Sales                                               $  277      $  345     $  424     $  401    $  430
                                                    ======      ======     ======     ======    ======
Operating income (loss)                             $ (200)     $   (3)    $  (43)    $   44    $  111
                                                    ======      ======     ======     ======    ======
Income (loss) before cumulative effect of
  accounting change                                 $ (241)    $    (5)    $  (74)    $   30    $   57
Cumulative effect of accounting change, net (4)         --          (4)        --         --        --
                                                    ------      ------     ------     ------    ------
Net income (loss)                                     (241)         (9)       (74)        30        57
Preferred dividends                                      8           8          8          8         8
                                                    ------      ------     ------     ------    ------
Net income (loss) to common shares                  $ (249)     $  (17)    $  (82)    $   22    $   49
                                                    ======      ======     ======     ======    ======
Per common share
    Basic earnings (loss)                           $(1.08)     $ (.07)    $ (.36)    $  .10    $  .22
                                                    ======      ======     ======     ======    ======
    Diluted earnings (loss)                         $(1.08)     $ (.07)    $ (.36)    $  .10    $  .21
                                                    ======      ======     ======     ======    ======
    Cash dividends                                  $  .05      $  .05     $  .07     $  .08    $  .13
                                                    ======      ======     ======     ======    ======

                                                                          DECEMBER 31
                                                     1998        1997       1996       1995      1994
                                                     ----        ----       ----       ----      ----
Balance Sheet:
Total assets                                        $  694      $1,093     $1,037     $1,142    $1,103
                                                    ======      ======     ======     ======    ======
Long-term debt, less current maturities             $  204      $  241     $  139     $  169    $  166
                                                    ======      ======     ======     ======    ======
Shareholders' equity                                $  248      $  506     $  538     $  629    $  626
                                                    ======      ======     ======     ======    ======


(1) Includes the following impairment write-downs: BMG's investment in Niugini Mining, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million.

(2) Includes a $16.4 million income tax benefit representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities, and an additional tax benefit of $7.2 million due to revised projections of future taxable income at certain of the Company's subsidiaries, which resulted in the recognition of the tax benefit of net operating loss carryforwards at these subsidiaries.

(3) In 1996, the Company wrote down the carrying values of the Reona and San Cristobal mines by $17.5 million and $17.6 million, respectively, both gross and net of income taxes. Also in 1996, the Company incurred $22.7 million in merger expenses related to the combination of BMG and Hemlo Gold.

(4) Reflects the cumulative effects of Inti Raymi changing its method of calculating depreciation, depletion and amortization and the Company changing its method of amortizing the premium associated with its investment in Inti Raymi to the same new basis (see Note 2 of Notes to Consolidated Financial Statements in Item 8).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operations are primarily related to gold mining and related activities. Accordingly, Golden Giant, Kori Kollo, Holloway, Battle Mountain Complex, Vera/Nancy (Pajingo), and Crown Jewel are the Company's operational and significant developmental mines that are considered segments for financial reporting purposes.

OVERVIEW

Increased gold production and decreased cash production costs by the Company's mines in 1998 helped improve cash flows from operations compared with 1997, despite a $34 per ounce lower attributable average realized gold price. However, $194.9 million of non-cash asset write-downs, necessitated by continued low gold prices, and $12.4 million of net foreign currency exchange losses resulted in a $248.8 million, or $1.08 per share, net loss to common shares. This compares with a $16.3 million, or $.07 per share, net loss in 1997, and an $81.8 million, or $.36 per share, net loss in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $147.6 million. Of this, $104.7 million was held by BMCL, $41.2 million by BMG and $1.7 million by Inti Raymi. An additional $7.6 million of restricted cash was held by Inti Raymi for future debt service.

OPERATING ACTIVITIES

The Company generated operating cash flows of $82.8 million, $61.2 million, and $56.6 million from operating activities in 1998, 1997 and 1996, respectively. The increase in cash flows in 1998 was primarily the result of higher production, lower operating costs and decreased accounts receivable, despite lower gold prices. The decrease in cash flows in 1996 resulted primarily from the payment of merger expenses and decreased cash flows at Kori Kollo and at the Company's other mines other than Golden Giant.

INVESTING ACTIVITIES

Cash used in investing activities increased to $74.1 million in 1998 as compared with $63.0 million in 1997. Capital expenditures totaled $46.5 million in 1998 as compared with $62.4 million in 1997. The Company invested approximately $8.7 million at Golden Giant, $8.2 million on the Pajingo Joint Venture Vera/Nancy mine, $8.2 million at Crown Jewel, $7.7 million at Battle Mountain Complex, primarily on the Phoenix project, $3.6 million at Holloway and $3.3 million at Kori Kollo. In addition, in conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million and maintained a 17.15% interest.

Also in 1998, the Company closed the sale of the New World project and received cash proceeds, net of related disbursements, of $34.9 million.

Cash used for investing activities increased to $63.0 million in 1997 as compared with $55.2 million in 1996. In 1997, approximately $16.6 million was spent on the Pajingo Joint Venture, $7.4 million on Kori Kollo, $10.3 million at Golden Giant, $8.2 million at Crown Jewel, $9.1 million at Battle Mountain Complex and $3.7 million at Holloway. In 1996, approximately $10.3 million was spent on Battle Mountain Complex, $9.3 million at Holloway, $9.7 million at Crown Jewel, $7.1 million at Golden Giant and $6.8 million at Kori Kollo.

The Company plans to use operating cash flow and cash on hand to fund an expected $47 million of capital expenditures in 1999. Major capital expenditures by site are: Golden Giant, $11.7 million; Phoenix, $9.9 million; Pajingo, $9.1 million; and Kori Kollo, $6.6 million. The Company continues to evaluate strategic opportunities that may exist in the marketplace as a result of depressed gold prices.

Phoenix Project. The Phoenix project is located in the Copper Canyon area of the Battle Mountain Complex. In permitting work, a revised Plan of Operations for the Environmental Impact Statement was submitted to the Bureau of Land Management in January 1999 to reinitiate the permitting process due to the expanded scope and improved economics of the Phoenix project. The new Plan of Operations is designed to include best-case scenarios in order to minimize the need for additional permitting in the future. It is difficult to predict the timing of completion of permitting and potential start-up dates for the mine; however, the earliest feasible start-up date for Phoenix currently appears to be in the second half of 2001.

The Company is in the process of carrying out a revised feasibility study and currently expects the total capital costs of the Phoenix project to be in the range of $150 million to $160 million upon its completion, excluding capitalized interest. The Company has spent $30.1 million on the development of this project through December 31, 1998.

Crown Jewel Project. The Company plans to construct a 3,000 ton-per-day milling facility. Construction is planned to begin upon receipt of all requisite permits. BMG is proceeding with permitting of the project. The Environmental Impact Statement was finalized and a Record of Decision and certain permits were issued in 1997. Additional permits were secured in 1998 and early 1999, as well as several court rulings on appeals by opposition groups. Additional state and federal permits and approvals, and resolutions of certain appeals by opposition groups are required to commence construction. The Company cannot predict with certainty the timing or outcome of governmental and court determinations with respect to these permits, approvals and appeals.

To earn a 54% ownership interest in the Crown Jewel project, BMG has agreed to fund all expenditures for exploration, evaluation and development of the project through commencement of commercial production. The minority partner will not reimburse BMG for any portion of funding provided through the commencement of commercial production. Based on recently revised estimates, the total estimated cost of acquisition and development of the Crown Jewel project is anticipated to be approximately $160 million, excluding capitalized interest. As of December 31, 1998, $80.2 million has been spent on the project. In the fourth quarter of 1998, the Company recorded a $40.3 million impairment write-down to the carrying value of the Crown Jewel project to reflect the fair value of the assets in the current low gold price environment and the cost of an unexpectedly lengthy permitting process. The carrying value of the Crown Jewel project was $31.7 million as of December 31, 1998.

Lihir. The Company holds an indirect interest in the Lihir mine in Papua New Guinea through its 50.5% ownership of Niugini Mining, which in turn owns 17.15% of Lihir Gold Limited ("Lihir"). Commercial production at Lihir commenced on October 1, 1997. At December 31, 1998, BMG decided to pursue options for disposing of its interest in Niugini Mining. As a result, the accounts of Niugini Mining were deconsolidated from the December 31, 1998 consolidated balance sheet and the Company's $108.3 million associated investment was classified as an asset held for sale. The estimated fair value of the Company's investment was determined to be the quoted market price of the Lihir shares held plus the Company's share of residual Niugini Mining net assets, primarily cash. The effect of the deconsolidation on cash and cash equivalents is shown as an investing activity in the consolidated statement of cash flows.

Financing for the Lihir project involved bank debt facilities and an initial public offering of common stock of Lihir. In connection with the Lihir debt financing, Niugini Mining guaranteed, until project completion, 30% of Lihir's obligations under the facility. In August 1998, Niugini Mining's obligations under the Lihir financing agreement were fulfilled and funds previously held in escrow were released to Niugini Mining.

FINANCING ACTIVITIES

The Company made $44.3 million of debt payments during 1998, as compared with $24.5 million and $50.4 million of payments in 1997 and 1996, respectively. Restricted cash balances decreased $10.2 million, net in 1998 primarily because of the release of escrow funds to Niugini Mining. In September 1997, BMG sold its interest in Niugini Mining to BMCL, facilitated primarily by a $145 million bank borrowing by BMCL.

The Company currently has a C$10.0 million line of credit in place with a Canadian bank and a $15.0 million uncommitted revolving facility with a European bank, of which letters of credit totaling C$4.8 million and $0.1 million, respectively, were outstanding at December 31, 1998. In addition, $14.9 million of borrowings were outstanding at December 31, 1998 under the European bank facility.

In 1992, Inti Raymi established separate but coordinated term credit facilities with various international lending institutions for the development of its Kori Kollo mine in Bolivia. Each of these facilities imposes restrictions on dividend payments and loan repayments by Inti Raymi to its shareholders and limits additional fixed asset purchases, dispositions, debt and liens. As of December 31, 1998, Inti Raymi owed $18.4 million under these facilities. The International Finance Corporation ("IFC") facility includes a $5.0 million convertible loan payable on March 1, 2002, which may be converted at any time at IFC's option into a 3.98% ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid semi-annually through 1999. Certain prepayments would be required in the event of substantial Kori Kollo reserve losses or significantly improved gold prices. Subject to other restrictions in the financing agreements and general operating needs, Inti Raymi may generally pay dividends. In 1998, Inti Raymi paid dividends of $2.1 million to its shareholders ($1.8 million to BMG).

In the determination of the amount of any dividends to be paid to common shareholders, the Board of Directors regularly reviews, among other factors, the Company's projected operating results, cash flows, capital requirements and financial position. In February 1999, the Company suspended its semi-annual common stock dividends. The Company paid dividends of $11.5 million, or $0.05 per share, to common shareholders in 1998.

As of the date of this report, BMG has an effective registration statement filed with the Securities and Exchange Commission, and similar filings in Canada, for the sale of up to an aggregate 65.2 million shares of BMG common stock and/or BMCL Exchangeable Shares currently beneficially owned by Noranda Inc., a Canadian natural resource company which owns approximately 28% of the Company's outstanding common shares. BMG will not receive any proceeds from the sale of any of the shares.

Conclusion. The Company expects 1999 cash requirements will be met with cash currently held and future cash flows from operations.

RESULTS OF OPERATIONS

          SEGMENT INFORMATION
          MILLIONS                                             1998        1997          1996
                                                             -------      -------      --------
          Operating income (loss)
            Golden Giant                                     $  38.3      $  46.6      $   69.3
            Kori Kollo                                         (58.7)         0.3          14.2
            Holloway                                            (3.7)        (6.6)         (0.8)
            Battle Mountain Complex                            (12.1)        (2.2)        (17.7)
            Vera/Nancy                                           6.2          1.9            --
            Crown Jewel                                        (40.3)          --            --
            Corporate and other                               (129.8)       (43.3)       (107.5)
                                                             -------      -------      --------
          Total operating loss                                (200.1)        (3.3)        (42.5)
          Interest and other income (expense)                  (26.9)       (10.2)          1.3
                                                             -------      -------      --------
          Loss before income taxes and minority interest     $(227.0)     $ (13.5)     $  (41.2)
                                                             =======      =======      ========

SALES

Sales decreased in 1998 compared with 1997 as a result of lower average realized gold prices, partially offset by slightly higher gold production. Average realized prices for gold decreased as a result of lower spot gold prices. Average realized gold prices in 1998 were slightly higher than the average London PM fix price due to gains recognized from the Company's forward sales. Increased production at the Holloway, Pajingo and Kori Kollo mines partially offset the effects of ceasing production at the Red Dome mine in the second half of 1997 and the ceasing of mining operations at the San Cristobal mine in the first quarter of 1998. Decreased ounces recovered from the Reona mine also partially offset increased production from the other mines. Golden Giant's increased production during the first half of 1998 from higher ore grades mined as a result of a change in the mining sequence partially offset its decreased production during the latter half of the year due to that change in the mining sequence and internal labor problems that have since been resolved.

Sales revenue decreased in 1997 as compared with 1996 primarily as a result of lower average realized gold prices in 1997 and lower gold production. Average realized prices for gold decreased as a result of lower spot gold prices. Average realized gold prices in 1997 were slightly higher than the average London PM fix price due to gains recognized from the Company's forward sales. The decrease in gold production was primarily attributable to the completion of production of the San Luis and Pajingo Complex Cindy mines near the end of 1996 and the ceasing of mining operations at the Red Dome mine in the second half of 1997. Partially offsetting these decreases were increased production from the Holloway mine and production at the Vera/Nancy mine.

          GOLD DATA                                   1998     1997      1996
                                                      ----     ----      ----
          Gold sales (000 oz.) - 100%                   987      976     1,034

          Gold revenue realized per ounce - 100%     $  306   $  342   $   391

          Average London PM fix per ounce            $  294   $  331   $   388


COSTS AND EXPENSES

Total production costs decreased 30% in 1998 compared with 1997, while production increased slightly. Lower operating costs resulting from weakened foreign currencies and the closures of the Red Dome and Silidor mines in 1997 contributed to the overall decrease. Partially offsetting this decrease was $4.7 million of additional reclamation charges accrued in the fourth quarter of 1998, primarily at Battle Mountain Complex, and a full year of production from the Vera/Nancy mine. Consolidated per ounce cash costs decreased $42 in 1998 compared with 1997. All of the Company's mines, except the residual heap leach operations at Reona, experienced per ounce cash cost reductions in 1998. Golden Giant and Kori Kollo's cash costs per ounce both decreased 9%, primarily a result of higher ore grades mined and lower overall costs, respectively.

Total cash production costs decreased in 1997 compared with 1996 as a result of decreased production and lower consolidated per ounce cash costs. Consolidated per ounce cash costs decreased in 1997 primarily as the result of decreased costs per ounce at all of the Company's mines except San Cristobal and Red Dome. Kori Kollo benefited from cost cutting measures implemented in the first half of 1997, while per ounce cash costs decreased at the Golden Giant mine as a result of the mining of higher-grade ore. The shutdown of operations at the San Luis mine in late 1996, which had higher than Company-average per ounce cash costs, and higher costs at the Holloway mine in 1996 during the start up of operations also contributed to the decreased consolidated per ounce cash costs in 1997. Per ounce cash costs increased at San Cristobal due to a change in the mine plan and Red Dome cash costs increased as a result of the milling of ore from lower grade stockpiles prior to its closure in October 1997.

              CONSOLIDATED PRODUCTION COSTS PER OUNCE OF GOLD SOLD (1)

                                                            1998      1997     1996
                                                           -----     -----    -----
Direct mining costs                                        $ 161     $ 207    $ 217
Deferred stripping adjustments                                 4         3        2
Third party smelting, refining and transportation costs        2         8        7
By-product credits included in sales                          (6)      (17)     (19)
                                                           -----     -----    -----
    Cash operating costs                                     161       201      207
Royalties                                                      3         5        8
Production taxes                                              --        --        1
                                                           -----     -----    -----
    Total cash costs                                         164       206      216
Depreciation, depletion and amortization                      92        80       91
Reclamation and mine closure costs                             5         9       10
                                                           -----     -----    -----
    Total production costs                                 $ 261     $ 295    $ 317
                                                           =====     =====    =====

(1)  Represents 100% interests of consolidated subsidiaries


RECONCILIATION OF TOTAL CASH COSTS PER OUNCE TO CONSOLIDATED FINANCIAL
STATEMENTS

MILLIONS, EXCEPT OUNCES SOLD  AND PER OUNCE AMOUNTS         1998        1997        1996
                                                            ----        ----        ----
Production costs per financial statements                  $ 163.3     $ 234.3    $ 259.2
Lihir production costs                                        19.2         2.2         --
By-product credits included in sales                          (6.6)      (16.2)     (20.0)
Reclamation and mine closure costs                            (5.2)       (8.5)     (10.3)
Other                                                         (9.0)      (10.6)      (5.1)
                                                           -------     -------    -------
Production costs for per ounce calculation purposes        $ 161.7     $ 201.2    $ 223.8
                                                           =======     =======    =======
Gold ounces sold, THOUSANDS                                    987         976      1,034
                                                           =======     =======    =======
Total cash costs per gold ounce sold                       $   164     $   206    $   216
                                                           =======     =======    =======

        Cash production costs are presented in accordance with guidelines established by The Gold Institute. Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.

Depreciation, depletion and amortization ("DD&A") increased in total and on a cost per gold ounce sold basis in 1998 compared with 1997. The $6.8 million increase in total DD&A was primarily a result of higher production. DD&A from the Lihir mine, which commenced commercial operations in the fourth quarter of 1997, contributed to the increase in DD&A on a cost per ounce sold basis.

DD&A decreased in 1997 in total and on the basis of cost per gold ounce sold as compared with 1996. DD&A decreased in total mainly as a result of the Reona and San Cristobal mine asset write-downs in 1996, partially offset by increases resulting from the commencement of production at the Holloway mine and the change in method of calculating depreciation by Inti Raymi. DD&A decreased on a per ounce basis in 1997 due to the write-downs in 1996.

Exploration and evaluation expenses totaled $24.8 million in both 1998 and 1997, compared with $32.8 million in 1996, as the Company reduced its exploration expenditures to focus on high priority projects. Exploration costs in 1998 were net of exploration project sales of $0.4 million in 1998 and $4.0 million in 1997.

The Company expects to invest approximately $25.0 million on 1999 exploration programs in search of potential additional mineral deposits. A majority of these funds have been allocated to seven priority projects. Actual exploration expenditures may vary as a result of the acquisition of new properties and the success of exploration on existing properties.

The Company incurred $2.7 million of merger expense in 1997 and $22.7 million in 1996 related to the 1996 combination of BMG and Hemlo Gold.

As a result of continued low gold prices, the Company recorded $194.9 million of non-cash asset write-downs in the fourth quarter of 1998, including: BMG's investment in Niugini Mining, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. The estimated fair value of the Company's investment in Niugini Mining was determined to be the quoted market price of the Lihir shares held by Niugini Mining plus the Company's share of residual Niugini Mining net assets, primarily cash. Discounted future net cash flows were determined to be the appropriate measurement of value of the other impaired mine assets.

In 1996, prompted by continuing high operating costs experienced at these properties, the Company wrote down the carrying values of the Reona and San Cristobal mines. The write-downs totaled $17.5 million and $17.6 million, respectively. In addition, Inti Raymi wrote off the remaining carrying value of idled oxide assets and accounts receivable related to take-or-pay lime purchase contracts and made a provision of $3.5 million for obsolete and slow-moving materials and supplies inventory.

General and administrative expenses totaled $14.1 million in 1998 as compared with $13.6 million in 1997 and $17.7 million in 1996. Increased costs in 1996 primarily resulted from $2.0 million of restructuring costs incurred by Niugini Mining.

Interest expense increased in 1998 primarily as a result of a full year of borrowing under the $145 million bank borrowing by BMCL in September 1997 and the expensing of interest related to the Lihir project. Interest expense increased slightly in 1997 as compared with 1996 as a result of the bank borrowing by BMCL and the expensing of interest, previously capitalized, related to Lihir commencing commercial production on October 1, 1997.

Interest income increased in 1998 compared with the previous year due to higher average levels of cash invested. Interest income decreased in 1997 compared with 1996 due to lower average levels of cash invested, primarily during the first three quarters of 1997.

Foreign currency exchange losses, net increased $4.6 million in 1998 and $5.6 million in 1997 primarily related to the effect of weakened foreign currencies on U.S. dollar-denominated debt of subsidiaries.

Equity in losses of Lihir increased $8.1 million in 1998 as a result of a full year's amortization of the premium associated with the Lihir investment and the recording of the Company's share of Lihir losses. Lihir commenced commercial production in October 1997.

Decreases in capitalized interest in 1998 and 1997 were attributable to the expensing of interest related to the Lihir project.

Income tax expense increased in 1998 compared with 1997 due to an $84.6 million increase in the Company's valuation allowance on U.S. and Canadian deferred tax assets. The increase resulted from the Company's assessment that it would not be able to realize the increase in its deferred tax assets during 1998 because adequate amounts of future net income and capital gains were not assured under the "more likely than not" criteria. As a result, there were no tax benefits recorded for the 1998 losses.

Income tax expense decreased in 1997 as compared with 1996 due to a change in certain assumptions related to the Company's accounting for U.S. income taxes. In 1997, certain events caused BMG to revise its accounting position related to the unremitted earnings of BMCL. BMG sold its interest in Niugini Mining to BMCL, as described in Note 7 of the Notes to Consolidated Financial Statements in Item 8. The proceeds from the sale were expected to be sufficient to meet the Company's operating needs in the U.S. in the near future. Accordingly, management no longer expected to remit to the U.S. any accumulated or future Canadian earnings generated by BMCL.

The income expected to be derived from the reinvestment of the sale proceeds from the Niugini Mining sale to BMCL into U.S. projects led management in 1997 to project U.S. taxable income in future years sufficient to recognize currently a portion of the Company's net operating loss carryforwards in the United States.

As a result of the above, the Company recorded a $16.4 million income tax benefit in 1997, representing the release of $11.0 million of deferred tax asset valuation allowances related to U.S. net operating losses and $5.4 million of Canadian withholding tax liabilities previously recorded. The Company also recognized the tax benefit of net operating loss carryforwards in the amount of $7.2 million in 1997 because of revised projections of future taxable income at certain of the Company's subsidiaries. Mining taxes decreased each year as a result of lower levels of Canadian mining income.

In order to realize its U.S. deferred tax assets, the Company would have to generate additional taxable income of approximately $30 million. The Company's current level of earnings would not be sufficient to generate the required net income; however, the Company has several new projects that when in operation will generate substantially higher U.S. taxable income. In 1997, the Company also completed a restructuring of its assets in the U.S. as previously described. The Company's projections also anticipate higher gold prices in the future based on historically higher gold prices. BMG's net operating loss carry-forwards will expire beginning 2007 as follows: $16.4 million, $23.4 million, $16.9 million and $7.3 million in the years 2007 through 2010, respectively, $19.2 million in 2012 and $4.8 million in 2018.

Minority interest in net income decreased in 1998 primarily a result of lower earnings by Inti Raymi. Minority interest in net income increased in 1997 compared with 1996. In 1996, there was a net loss attributable to minority interests primarily from a $35.4 million loss incurred by Niugini Mining. Contributing to Niugini Mining's net loss was the San Cristobal write-down, of which approximately $8.7 million was attributable to minority interests.

OTHER

Market Risk. The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, currency valuations, investor sentiment and production levels. While the Company is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations.

Foreign Currency Risk. The Company has operations in Canada and Australia in addition to operations in the United States and other countries. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost structures at these operations are primarily Canadian and Australian dollar denominated, respectively. Accordingly, these companies' functional currencies are the Canadian dollar and the Australian dollar, respectively. As such, the Company is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar. The potential foreign currency translation gain or loss in earnings from a hypothetical 10% change in the 1998 year-end exchange rates of the Canadian and Australian dollar is approximately $10.5 million in the aggregate. Similar translation gains or losses of the Company's other subsidiaries are immaterial since those companies' functional currencies are the U.S. dollar and immaterial balances are maintained in local currencies.

The Company's Canadian and Australian subsidiaries also have U.S. dollar denominated intercompany debt that totaled $55.5 million in the aggregate at December 31, 1998. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The potential foreign currency translation gain or loss in non-cash earnings from a hypothetical 10% change in the respective December 31, 1998 exchange rates from these intercompany balances is $6.1 million in the aggregate.

At December 31, 1998, the Company's Canadian subsidiary also had outstanding $121.8 million of U.S. dollar denominated bank borrowings. The potential foreign currency translation gain or loss in non-cash earnings from a hypothetical 10% change in the December 31, 1998 Canadian dollar exchange rate is approximately $13.9 million.

Interest Rate Risk. Approximately $140.2 million of the Company's long-term debt outstanding at December 31, 1998, including current portions, is variable interest rate based. A hypothetical one percent change in the December 31, 1998 interest rates in effect for this debt is approximately $1.6 million.

The Company's investment in Niugini Mining, comprised mostly of its investment in Lihir, is classified as an asset held for sale at December 31, 1998. The carrying value of this asset is adjusted for any negative impacts resulting from changes in the market value of the Lihir stock or local currency exchange rates. The potential foreign currency translation loss in non-cash earnings from a hypothetical 10% change in the December 31, 1998 exchange rate related to this asset is approximately $8.3 million.

Equity Risk. The potential loss in non-cash earnings from a hypothetical 10% change in the market value of the Lihir common stock at December 31, 1998 is approximately $8.3 million.

Forward Sales and Hedging. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage interest rate, foreign currency exchange rate and commodity price risks. The Company had no material hedged contracts outstanding at December 31, 1998.

Pursuant to pricing provisions as set forth in certain customer forward sales contracts as of December 31, 1998, the Company had committed to deliver 137,000 ounces of gold, valued at approximately $40.3 million at prices determined during various pricing periods in 1998. All such contracts expired by February 1, 1999. The average price of gold sold under these commitments was approximately $294 per ounce.

The Company may be exposed to certain credit-related losses in the event of nonperformance by the counterparties to hedged agreements, generally by the amount which the contract price exceeds the spot price of a commodity. The Company attempts to minimize its credit exposure by limiting its counterparties to major financial institutions which meet the Company's credit rating standards, limiting the maximum exposure to any one counterparty, and spreading exposure among a minimum number of counterparties. The Company does not require collateral from its counterparties. Management believes that the risk of incurring significant credit-related losses is remote.

In future periods, the Company may continue to employ selective hedging strategies, where appropriate, to protect cash flows for specific needs.

Inflation and Changing Prices. Gold production costs and corporate expenses are subject to normal inflationary pressures, which to date, have not had a significant impact on the Company. The Company's results of operations and cash flows are affected by fluctuations in the market prices of gold and by changes in foreign currency exchange rates.

Foreign Operations. The Company continues to expand and geographically diversify its resource base through the exploration, acquisition, development and production of foreign gold reserves. Assets attributable to the Company's operations outside the U.S. and Canada as of December 31, 1998 were approximately $132.7 million. Mining operations outside the U.S. and Canada represented approximately 43% of total gross revenues for the year ended December 31, 1998. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

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

Environmental Matters. All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated costs of the ultimate reclamation and closure of the mine is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the above mentioned obligations to be incurred is uncertain, at December 31, 1998, the Company estimated these future costs, including severance costs, to be approximately $52.8 million, of which $30.9 million has been accrued.

The Company has investigated the infiltration of liquids from the tailings facility at the Battle Mountain Complex to the groundwater. This facility was unlined at the time it was constructed in keeping with then-accepted practice. Pursuant to the state-issued water pollution control permit, the Company has prepared and submitted an evaluation of mitigation alternatives for the groundwater. The Company currently expects to utilize the affected groundwater in connection with its proposed Phoenix operations. Also, pursuant to the state-issued water pollution control permit covering the site, the Company has prepared, submitted and implemented a work plan for further investigation of surface water and groundwater in a highly mineralized area where sampling has indicated that the water is acidic and high in metals. Due to the ongoing nature of this investigation, it is not possible for the Company to estimate what remediation might be required with respect to this area.

Bolivia first enacted federal environmental legislation in 1992, followed in December 1995 by the promulgation of general environmental regulations. The regulations require obtaining environmental licenses for both existing and new operations, establish air and water quality discharge standards, establish standards for the management of solid and hazardous wastes, provide procedures and schedules for existing operations to come into compliance and require the preparation of environmental impact studies in some instances. Pursuant to these regulations, Inti Raymi has prepared an Environmental Statement as an application for an environmental license for the Kori Kollo mine and submitted such to the government in July 1997. The Environmental Statement is currently under review by the Bolivian government. In August 1997, specific environmental regulations for mining were promulgated. These regulations contain a set of general technical and regulatory standards and norms for environmental management within the mining industry. In addition, the government is continuing to develop specific technical standards for the mining industry. The Company has been actively working with the Bolivian Ministry of Sustainable Development to obtain final approval of the environmental license for the Kori Kollo mine. Following such approval, the Company will have 18 months to update its environmental license, if necessary, to reflect compliance with the mining specific regulations. The regulations promulgated in 1995 and 1997 contain environmental standards and requirements applicable to the Kori Kollo mine which, depending on how the regulations are implemented and interpreted, could require expenditures and changes in operations, resulting in a material adverse effect on the Company's financial condition, cash flows or results of operations. However, based on the Company's evaluation of the data collected to date and assuming reasonable interpretation and implementation of existing regulations and reasonableness in the adoption of additional specific technical standards, the Company does not anticipate that compliance will have a material adverse effect on the Company's financial condition, cash flows or results of operations.

Pending Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Year 2000 ("Y2K") Issue. The risks associated with the Year 2000 are the result of computer technology utilizing only the last two digits of a year rather than all four to define a specific year. Absent corrective actions, some computer programs that are not "Y2K-compliant" may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in system failure or miscalculations, causing disruptions to various activities and operations.

The Company is in the final stage of its Y2K readiness program, with a review of its computer systems inventory, systems validation, and certification and testing stages having been completed. Both information technology ("IT") and non-IT systems, such as various equipment used at the Company's mines, that have been determined to be Y2K non-compliant are being replaced or upgraded, as appropriate. The cost of replacing those affected non-IT systems is immaterial to the Company. The Company's potential Y2K problems should also be resolved upon the implementation of a previously planned Y2K-compliant IT systems upgrade. In addition, critical vendor/supplier readiness confirmations are currently being obtained. An outside contractor has advised the Company on its Y2K readiness program and it is expected that the program will be completed before the fourth quarter of 1999.

The Company is reviewing and evaluating its most likely worst-case scenario with regards to Y2K. The Company is also developing business contingency plans in order to mitigate potential disruptions, including those that may result from non-compliant systems utilized by unrelated third party governmental and business entities. It is expected that the plans will be completed by mid-1999. These plans will be reviewed and updated as necessary until the year 2000.

Although no assurance can be given, the Company does not anticipate any material adverse effect regarding Y2K compliance on the Company's consolidated results of operations, financial position or cash flows. The Company believes that third party noncompliance will be the area of greatest risk of Year 2000 having a material adverse effect on the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Accountants.............................  49

Consolidated Statement of Operations..........................  50

Consolidated Balance Sheet....................................  51

Consolidated Statement of Shareholders' Equity................  52

Consolidated Statement of Cash Flows..........................  53

Notes to Consolidated Financial Statements....................  54

Supplemental Financial Information (Unaudited)................  73

                        Report of Independent Accountants





To the Board of Directors and Shareholders of Battle Mountain Gold Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Battle Mountain Gold Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, effective January 1, 1997, the Company changed its method of accounting for computing depreciation, depletion and amortization related to its Bolivian subsidiary.



PricewaterhouseCoopers LLP

Houston, Texas
February 2, 1999

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31
MILLIONS, EXCEPT PER SHARE AMOUNTS                            1998       1997      1996
                                                              ----       ----      ----
SALES (Note 12)                                             $ 276.6    $ 344.9   $ 424.0
                                                            -------    -------   -------
COSTS AND EXPENSES
    Production costs                                          163.3      234.3     259.2
    Depreciation, depletion and amortization                   79.6       72.8      94.2
    Asset write-downs (Note 6)                                194.9        -        39.9
    Exploration, evaluation and other lease costs, net         24.8       24.8      32.8
    Merger expense (Note 3)                                     -          2.7      22.7
    General and administrative expenses                        14.1       13.6      17.7
                                                            -------    -------   -------
        Total costs and expenses                              476.7      348.2     466.5
                                                            -------    -------   -------
OPERATING LOSS                                               (200.1)      (3.3)    (42.5)
    Interest expense                                          (17.8)     (13.9)    (13.3)
    Interest income                                            10.7        6.0       8.8
    Foreign currency exchange losses, net                     (12.4)      (7.8)     (2.2)
    Equity in income (losses) of Lihir (Note 4)                (7.9)       0.2       -
    Capitalized interest (Note 4)                               -          4.5       6.4
    Other income, net                                           0.5        0.8       1.6
                                                            -------    -------   -------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                          (227.0)     (13.5)    (41.2)

    Income tax expense (benefit) (Note 9)                       7.8      (17.4)     37.4
    Mining taxes (Note 9)                                       6.0        6.7      11.7
    Minority interest in net loss (income)                     (0.5)      (2.3)     16.0
                                                            -------    -------   -------
LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                       (241.3)      (5.1)    (74.3)
    Cumulative effect of accounting change, net (Note 2)        -         (3.7)      -
                                                            -------    -------   -------
NET LOSS                                                     (241.3)      (8.8)    (74.3)
    Preferred stock dividends (Note 8)                          7.5        7.5       7.5
                                                            -------    -------   -------
NET LOSS TO COMMON SHARES                                   $(248.8)   $ (16.3)  $ (81.8)
                                                            =======    =======   =======
Loss per common share
    Before cumulative effect of accounting change           $ (1.08)   $  (.05)  $  (.36)
    Accounting change                                           -         (.02)      -
                                                            -------    -------   -------
    Basic and diluted                                       $ (1.08)   $  (.07)  $  (.36)
                                                            =======    =======   =======
Dividends per common share                                  $   .05    $   .05   $   .07
                                                            =======    =======   =======
Average common shares outstanding for loss
  per share purposes - basic and diluted                      229.8      229.7     229.6

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31
MILLIONS EXCEPT PER SHARE AMOUNTS                             1998         1997
                                                              ----         ----
ASSETS
Current assets
  Cash and cash equivalents                                 $  147.6     $  185.0
  Restricted cash                                                7.7         17.7
  Accounts receivable                                           13.8         33.0
  Product inventories                                           12.5          8.3
  Materials and supplies                                        23.4         25.4
  Assets held for sale (Note 5)                                108.3         42.5
  Other current assets                                           2.0         12.1
                                                            --------     --------
      Total current assets                                     315.3        324.0

Investments (Notes 4 and 6)                                     19.4        255.2
Property, plant and equipment, net (Notes 5 and 6)             339.0        489.3
Other assets (Note 9)                                           20.4         24.7
                                                            --------     --------
TOTAL ASSETS                                                $  694.1     $1,093.2
                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings (Note 7)                            $   14.9     $    4.9
  Current maturities of long-term debt (Note 7)                 37.0         44.0
  Accounts payable                                              14.3         24.0
  Interest payable                                               1.5          5.8
  Salaries, wages and benefits payable                           1.8          4.6
  Income and mining taxes payable (Note 9)                      23.9         10.1
  Other current liabilities                                      9.6         12.7
                                                            --------     --------
      Total current liabilities                                103.0        106.1

Long-term debt (Note 7)                                        203.6        241.0
Deferred income and mining taxes (Note 9)                       72.0         84.1
Deferred mine reclamation and closure costs (Note 13)           25.3         30.6
Other liabilities                                               24.8         17.7
                                                            --------     --------
      Total liabilities                                        428.7        479.5
                                                            --------     --------

Minority interest                                               17.7        107.7
                                                            --------     --------
Commitments and contingencies (Note 13)                          -            -

Shareholders' equity (Note 8)
  Convertible preferred stock, $1.00 par value:
    Authorized - 50.0 million shares; issued and
    outstanding, 1998 and 1997 - 2.3 million shares            110.6        110.6
  Common stock, $.10 par value:
    Authorized - 500.0 million shares; issued and
    outstanding, 1998 and 1997 - 229.8 million shares           12.9         12.3
  Additional paid-in capital                                   344.0        344.3
  Retained earnings (accumulated deficit)                     (200.5)        59.8
  Accumulated other comprehensive losses                       (19.3)       (21.0)
                                                            --------     --------
      Total shareholders' equity                               247.7        506.0
                                                            --------     --------
Total liabilities and shareholders' equity                  $  694.1     $1,093.2
                                                            ========     ========

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                    Retained        Accumulated
                                                                     Additional     Earnings           Other             Total
                                            Preferred    Common       Paid-in     (Accumulated      Comprehensive     Shareholders'
                                              Stock       Stock       Capital       Deficit)       Income (Losses)       Equity
                                              -----       -----       -------       --------       ---------------       ------
MILLIONS
--------
DECEMBER 31, 1995                             $110.6     $ 8.1         $344.0       $ 184.8            $(18.1)          $ 629.4

    Net loss                                     -         -              -           (74.3)              -               (74.3)
    Currency translation adjustments             -         -              -             -                 2.7               2.7
                                                                                                                           -----
    Total comprehensive loss                     -         -              -             -                 -               (71.6)
    Shares issued                                -         -              3.4           -                 -                 3.4
    Shares exchanged                             -         3.2           (3.2)          -                 -                 -
    Common stock dividends                       -         -              -           (15.4)              -               (15.4)
    Preferred stock dividends                    -         -              -            (7.5)              -                (7.5)
                                            ---------------------------------------------------------------------------------------

DECEMBER 31, 1996                              110.6      11.3          344.2          87.6             (15.4)            538.3

    Net loss                                     -         -              -            (8.8)              -                (8.8)
    Currency translation adjustments             -         -              -             -                (5.6)             (5.6)
                                                                                                                           -----
    Total comprehensive loss                     -         -              -             -                 -               (14.4)
    Shares issued                                -         -              1.1           -                 -                 1.1
    Shares exchanged                             -         1.0           (1.0)          -                 -                 -
    Common stock dividends                       -         -              -           (11.5)              -               (11.5)
    Preferred stock dividends                    -         -              -            (7.5)              -                (7.5)
                                            ---------------------------------------------------------------------------------------

DECEMBER 31, 1997                              110.6      12.3          344.3          59.8             (21.0)            506.0

    Net loss                                     -         -              -          (241.3)              -              (241.3)
    Currency translation adjustments             -         -              -             -                 1.7               1.7
                                                                                                                         ------
    Total comprehensive loss                     -         -              -             -                 -              (239.6)
    Shares issued                                -         -              0.3           -                 -                 0.3
    Shares exchanged                             -         0.6           (0.6)          -                 -                 -
    Common stock dividends                       -         -              -           (11.5)              -               (11.5)
    Preferred stock dividends                    -         -              -            (7.5)              -                (7.5)
                                            ---------------------------------------------------------------------------------------
DECEMBER 31, 1998                             $110.6     $12.9         $344.0       $(200.5)           $(19.3)          $ 247.7
                                            =======================================================================================



  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Years Ended December 31
MILLIONS                                                                            1998           1997              1996
--------                                                                            ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(241.3)       $  (8.8)         $  (74.3)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Depreciation, depletion and amortization                                          79.6           72.8              94.2
   Deferred income taxes (Note 9)                                                    (7.1)         (33.8)             10.8
   Asset write-downs (Note 6)                                                       194.9            -                39.9
   Foreign currency exchange losses                                                  12.4            7.8               2.2
   Equity in losses (income) of Lihir                                                 7.9           (0.2)              -
   Minority interest in net income (loss)                                             0.5            2.3             (16.0)
   Cumulative effect of accounting change, net (Note 2)                               -              3.7               -
   Increase in accrued reclamation costs                                              0.6            4.6               7.0
   Net change in working capital accounts (Note 15)                                  21.4            7.6              (5.4)
   Other, net                                                                        13.9            5.2              (1.8)
                                                                                  -------        -------          --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                      82.8           61.2              56.6
                                                                                  -------        -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (46.5)         (62.4)            (57.0)
   Investment in Lihir                                                              (11.5)           -                 -
   New World settlement, net                                                         34.9            -                 -
   Proceeds from sales of assets                                                      2.0            4.7               0.9
   Effects on cash of deconsolidation of Niugini Mining (Note 4)                    (49.6)           -                 -
   Other, net                                                                        (3.4)          (5.3)              0.9
                                                                                  -------        -------          --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                         (74.1)         (63.0)            (55.2)
                                                                                  -------        -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash proceeds from borrowings                                                      -            156.7              18.7
   Debt repayments                                                                  (44.3)         (24.5)            (50.4)
   Increase (decrease) in short-term borrowings                                       9.9          (16.9)              8.8
   Cash dividend payments                                                           (19.0)         (18.9)            (22.6)
   Decrease (increase) in restricted cash                                            10.2           (3.3)              0.7
   Other, net                                                                        (0.5)           0.7               2.7
                                                                                  -------        -------          --------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                              (43.7)          93.8             (42.1)
                                                                                  -------        -------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (2.4)          (1.0)              2.2
                                                                                  -------        -------          --------

Net increase (decrease) in cash and cash equivalents                                (37.4)          91.0             (38.5)
Cash and cash equivalents at beginning of year                                      185.0           94.0             132.5
                                                                                  -------        -------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 147.6        $ 185.0          $   94.0
                                                                                  =======        =======          ========

 The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Index
      1.    Accounting Policies Summary.............................. 54
      2.    Change in Accounting Method.............................. 57
      3.    Merger................................................... 58
      4.    Investments.............................................. 58
      5.    Property, Plant and Equipment............................ 59
      6.    Asset Write-downs........................................ 59
      7.    Debt..................................................... 60
      8.    Shareholders' Equity..................................... 61
      9.    Income and Mining Taxes.................................. 62
     10.    Common Stock and Stock Options........................... 64
     11.    Benefit Plans............................................ 66
     12.    Geographic and Segment Information....................... 68
     13.    Commitments and Contingencies............................ 69
     14.    Hedging Activities....................................... 70
     15.    Supplemental Cash Flow Information....................... 71
     16.    Fair Value of Financial Instruments...................... 71
     17.    Summarized Financial Information......................... 72

Note 1.  ACCOUNTING POLICIES SUMMARY

Nature of Operations. Battle Mountain Gold Company ("BMG") and its subsidiaries (collectively "the Company") are engaged in the mining and processing of gold and silver ore in the United States, Canada, Bolivia and Australia, and in the exploration, evaluation and development of precious metals properties, primarily in Latin America, Australia, Canada and the United States. BMG was incorporated in Nevada in 1985.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries, with the exception of Niugini Mining Limited ("Niugini Mining"). BMG deconsolidated its investment in Niugini Mining and classified it as an asset held for sale in the December 31, 1998 consolidated balance sheet. The December 31, 1997 balance sheet and the consolidated statements of operations and cash flows for all periods presented include the activities of Niugini Mining.

All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Consistent with accepted mining industry practices, interests in unincorporated mining joint ventures are reported using the proportionate consolidation method whereby the Company reports its proportionate share of assets, liabilities, revenue and expenses. Certain amounts for prior years have been reclassified in the consolidated financial statements to conform with the current presentation.

In July 1996, BMG combined with Hemlo Gold Mines Inc. ("Hemlo Gold") through a merger accounted for as a pooling of interests. Accordingly, the applicable information contained in the accompanying consolidated financial statements was restated in 1996 to reflect the accounts of Hemlo Gold.

Estimates, Risks and Uncertainties. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements. The more significant areas requiring the use of estimates relate to mineral reserves, reclamation and environmental obligations, postretirement and other employee benefit liabilities, valuation allowances for deferred tax assets, fair values of financial instruments and recoverability of long-lived assets. Actual results could differ from these estimates. Management believes that the estimates used are reasonable.

Realization of the Company's assets is subject to various risks including permitting of the Company's new mines, reserves estimation, gold prices and environmental factors.

Cash and Cash Equivalents. All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Bullion and bullion settlements receivable are included as cash equivalents as they are readily convertible into known amounts of cash through forward sales transactions.

Restricted Cash. Activity in this account is considered a financing activity for purposes of cash flows. At December 31, 1998 and 1997, this account included a debt reserve account of $7.6 million and $8.5 million, respectively, for the payment of interest and principal obligations related to the Company's Kori Kollo project financing. At December 31, 1997, this account also included $9.2 million held by Niugini Mining related to a guarantee of Lihir Gold Limited debt.

Revenue Recognition. Revenue is recognized when dore (a combination of gold and silver) reaches saleable form or when concentrates are delivered against sales agreements or contracts and the risk of loss passes to the buyer.

Accounts Receivable. Accounts receivable at December 31, 1998 and 1997 included other receivables of approximately $7.2 million and $11.4 million, respectively, relating to Value Added Tax credits and import duty receivables.

Inventories. Generally, product inventories, consisting of gold, silver and copper, are reported at the lower of cost or net realizable value using the first-in, first-out method. Gold produced by the Company's Golden Giant mine is valued at estimated net realizable value when it reaches a saleable form. The Company's inventories of materials and supplies are valued at the lower of average cost or estimated net realizable value.

Property, Plant and Equipment. Property, plant and equipment is stated at cost. Expenditures for the development of new mines and major development expenditures at existing mines, which are expected to benefit future periods, are capitalized. Exploration and development costs expended to maintain production at operating mines are expensed as incurred. In certain cases, mining costs associated with waste rock removal are deferred as development costs and charged to operations on the basis of the average stripping ratio over the life of the mine.

Other property, plant and equipment includes capitalized lease costs and mine development costs for projects in progress. Capitalized exploration costs are evaluated annually and costs attributable to unproductive projects are charged directly to abandonment expense.

Generally, depreciation, depletion and amortization ("DD&A") of mining properties and related assets is calculated using the units-of-production method based upon estimated recoverable mineral reserves. Assets having an estimated life less than the estimated life of the associated mineral deposits are depreciated on a straight-line basis over the expected remaining life of the asset.

Impairment of Long-Lived Assets. An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable and estimated future undiscounted cash flows to be generated from the asset are less than its carrying amount. The amount of impairment loss recorded is the difference between the fair value and the carrying value of the impaired asset.

Investments. Investments in which the Company owns a 20% to 50% interest or has the ability to exercise significant influence are accounted for using the equity method. Other investments in non-marketable securities of companies in which the Company owns less than a 20% interest and does not have the ability to exercise significant influence are recorded at the lower of cost or market. When a decline in the market value of an investment is other than temporary, the investment is written down to market value.

Exploration and Evaluation Expenditures. All exploration and pre-development evaluation expenditures are expensed as incurred prior to delineation of economic mineralization. Exploration costs incurred subsequent to delineation of economic mineralization are capitalized.

Capitalization of Interest. Interest costs incurred to finance projects are capitalized until those projects commence commercial production.

Reclamation and Closure Costs. Estimated expenditures for future reclamation and closure costs of the Company's operating sites are accrued on a units-of-production basis over the estimated lives of the respective mines and are included in production costs.

Income and Mining Taxes. The Company follows the asset and liability method of accounting for income taxes. The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on current tax laws. Deferred income taxes are established for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. Mining taxes primarily represent Canadian taxes levied on Canadian mining operations.

Deferred income taxes have not been provided on the Company's share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because the Company considers such earnings to be reinvested indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to limitations, could generate tax credits that would reduce any U.S. tax.

Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for non-employee stock-based compensation.

Currency Translation. Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects are recorded as other comprehensive income in the consolidated statement of shareholders' equity. For foreign subsidiaries with U.S. dollar functional currency, the effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in a foreign currency are translated at average exchange rates and are included in income.

Earnings per Share. The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." This standard requires the presentation of both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, including the Battle Mountain Canada Ltd. Exchangeable Shares ("Exchangeable Shares"). Diluted earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as preferred stock and common stock options, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company's convertible debentures (see Note 7), convertible preferred stock (see Note 8) and common stock options (see Note 10) were not included in the 1998, 1997 and 1996 calculations of diluted earnings per share because they were anti-dilutive.

Issuance of Stock by Subsidiaries. The issuance of stock by subsidiaries is accounted for as a capital transaction in the consolidated financial statements.

Hedging Transactions. In the normal course of business, the Company may use derivative financial instruments to reduce commodity price, foreign currency exchange rate, interest rate and other economic risks. The Company does not hold or issue derivative instruments for trading purposes.

Spot deferred sales contracts allow the Company to defer the delivery of gold under a contract to a later date at the original contract price plus the prevailing premium at the time of the deferral, as long as certain conditions are satisfied. Although spot deferred sales contracts could limit amounts realizable during a period of rising prices, the Company may "roll forward" its spot deferred contracts to future periods in order to realize current market price increases, while maintaining future downside protection.

Gains, losses and expenses related to fixed forward and spot deferred sales contracts for the sale of its produced metals are netted against revenue when the hedged production is sold. The Company may also purchase put options for the sale of its produced metals. The premiums paid for the acquisition of put options are netted against revenue in the period of expiry.

Premiums paid for purchased interest rate caps are amortized as interest expense over the terms of the interest rate cap agreement. Unamortized premiums are included in other assets in the consolidated balance sheet. Gains and losses under cap agreements are recorded as a reduction of or increase to interest expense.

Gains and losses on transactions involving foreign exchange contracts designated as hedges of existing assets and liabilities are deferred as exchange rates change and are recognized in income as foreign currency exchange gains and losses when the underlying transactions are realized. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are deferred as exchange rates change and recognized in shareholders' equity as other comprehensive income when the underlying transactions are realized. Amortization of the discount or premium on such contracts is recognized in shareholders' equity as other comprehensive income over the life of the contract.

Pending Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

The cumulative effect of this accounting change, net of minority interests of $0.5 million and income tax of $0.5 million, for periods ending prior to January 1, 1997, was a decrease in net income of $3.7 million, or $.02 per common share, which was recognized in the first quarter of 1997.

Note 3.  MERGER

On July 19, 1996, BMG combined with Hemlo Gold, now known as Battle Mountain Canada Ltd. ("BMCL"), through a merger which resulted in BMCL becoming a wholly-owned subsidiary of BMG. Pursuant to the combination agreement, each holder of Hemlo Gold common shares received 1.48 Exchangeable Shares of BMCL for each share held (see Note 8). The combination was accounted for under the pooling of interests method. Merger costs of approximately $22.7 million were expensed in the second half of 1996, and an additional $2.7 million of merger-related costs were expensed in 1997.

Note 4.  INVESTMENTS

The Company's long-term investments as of December 31 included the following:

         MILLIONS                                             1998         1997
         --------                                            -------      -------
         Lihir Gold Limited                                  $    -       $ 235.4
         First Toronto Investments Limited                       9.8         10.5
         Cash surrender value of life insurance, net             7.6          6.6
         Other                                                   2.0          2.7
                                                             -------      -------
         Total                                               $  19.4      $ 255.2
                                                             =======      =======

Lihir Gold Limited ("Lihir") is a company created specifically for the development, financing, operating and ownership of the Lihir mine in Papua New Guinea. In conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million and maintained Niugini Mining's 17.15% interest. The Company, through Niugini Mining, had an 8.65% attributable interest in Lihir at December 31, 1998 and 1997. Niugini Mining's interest in Lihir was accounted for using the equity method of accounting in 1998, 1997 and 1996 due to Niugini Mining's ability to exercise significant influence. In December 1998, BMG decided to pursue options for disposing of its interest in Niugini Mining, and as a result, of its interest in Lihir. As such, the Company's interest in Niugini Mining, including Lihir, was classified as an asset held for sale in the consolidated balance sheet at December 31, 1998. See also Note 6 for discussion of the 1998 impairment write-down of the Company's investment in Lihir.

The carrying value, net of accumulated amortization, attributed to the Company's proportionate share of Niugini Mining's investment in Lihir exceeded its proportionate share of Niugini Mining's historical cost basis in Lihir by $54.0 million and $139.1 million at December 31, 1998 and 1997, respectively. Such excess was being amortized against the Company's share of earnings of Lihir by the units-sold method based on the estimated recoverable ounces attributable to the Lihir mine. Commercial production at Lihir commenced in October 1997 and $6.7 million and $1.9 million of such excess cost was amortized in 1998 and 1997, respectively. Interest costs amounting to $4.5 million in 1997 and $6.0 million in 1996 were capitalized in connection with the Company's investment in Lihir. No interest costs were capitalized in 1998.

First Toronto Investments Limited ("First Toronto") is associated with Noranda, Inc., a Canadian natural resource company which owns approximately 28% of the Company's outstanding common shares. BMG's investment in First Toronto represents approximately 2% of First Toronto shares.

Note 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

         MILLIONS                                                   1998        1997
         --------                                                 --------    ---------
         Mining, milling and other equipment                      $  424.4    $   455.4
         Leasehold and mine development                              382.8        479.1
         Other                                                        20.0        120.1
                                                                  --------    ---------
             Gross property, plant and equipment                     827.2      1,054.6
         Accumulated depreciation, depletion and amortization       (488.2)      (565.3)
                                                                  --------    ---------
             Net property, plant and equipment                    $  339.0    $   489.3
                                                                  ========    =========

See also Note 6 for a discussion of the 1998 impairment write-downs of property, plant and equipment.

At December 31, 1997, the carrying value, net of accumulated amortization, attributed to the Company's share of the Kori Kollo and Llallagua gold deposits exceeded its proportionate share of Inti Raymi's historical cost basis in the deposits by $59.2 million. This excess was capitalized to property, plant and equipment and was being amortized by the units-sold method based on the deposits' estimated recoverable reserves. Amortization of the excess cost amounted to $13.6 million, $13.0 million and $10.6 million in 1998, 1997 and 1996, respectively. In December 1998, the $45.6 million remaining unamortized balance of this excess cost was written off as a result of the impairment write-down as described in Note 6.

In December 1998, BMG decided to pursue options for disposing of its interest in Niugini Mining. As a result, the accounts of Niugini Mining were deconsolidated from the December 31, 1998 consolidated balance sheet and the Company's estimated net realizable value of Niugini Mining totaling $108.3 million was classified as an asset held for sale. The timing of the disposal of the Company's investment in Niugini Mining cannot be predicted with any certainty at this time. In August 1998, the Company closed the sale of the New World project, which was recorded as an asset held for sale in the December 31, 1997 consolidated balance sheet, and received cash proceeds, net of related disbursements, of $34.9 million. The Company recorded an estimated $0.8 million loss on the sale of the New World project in 1997.

Note 6. ASSET WRITE-DOWNS

As a result of continued low gold prices, the following impairment write-downs were recorded in the fourth quarter of 1998: BMG's investment in Niugini Mining, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. In addition, $3.9 million of write-downs were recorded related to certain other plant assets, uncollectable receivables and capitalized land lease costs.

The estimated fair value of the Company's investment in Niugini Mining was determined to be the quoted market price of the Lihir shares held by Niugini Mining plus the Company's share of residual Niugini Mining net assets, primarily cash. Discounted net cash flows were used to measure the value of the other impaired mine assets.

In the third quarter of 1996, the carrying value of the Company's Reona mine was written down by $17.5 million and the carrying value of the San Cristobal mine, owned by Niugini Mining, was written down by $17.6 million ($8.9 million after consideration of minority interests). Also in 1996, the Company's Inti Raymi and BMCL subsidiaries recorded asset write-downs totaling $4.8 million in relation to certain idled plant assets, uncollectable receivables, and obsolete materials and supplies inventories.

Note 7.  DEBT

The Company had the following long-term debt outstanding as of December 31:

         MILLIONS                                                                    1998          1997
         --------                                                                   ------        ------
         CIBC loan, due 2003, variable rate                                         $121.8        $145.0
         Convertible subordinated debentures, due 2005, 6%                           100.0         100.0
         Inti Raymi Kori Kollo project financing loans, variable rates                18.4          38.7
         Other                                                                         0.4           1.3
                                                                                    ------        ------
             Total                                                                   240.6         285.0
         Less current portion of long-term debt                                      (37.0)        (44.0)
                                                                                    ------        ------
         Total long-term debt                                                       $203.6        $241.0
                                                                                    ======        ======

On September 30, 1997, BMG sold its interest in Niugini Mining to BMCL, facilitated primarily by a $145 million bank borrowing from the Canadian Imperial Bank of Commerce ("CIBC") by BMCL. The term loan is secured by the stock of Niugini Mining held by BMCL, is payable in 25 equal quarterly principal payments which commenced in January 1998, and matures in December 2003. The loan agreement requires BMCL to meet certain financial covenants which include maintenance covenants relating to leverage, net worth and gold reserves, as well as certain restrictions on, among other things, expenditures, additional debt, liens and the disposition of assets. The interest rate for this borrowing was 6.1% at December 31, 1998.

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

In 1992, Inti Raymi established separate but coordinated term credit facilities with various international lending institutions for the development of its Kori Kollo expansion project in Bolivia. Each loan is secured by a lien on the project, with certain provisions for accelerated repayment in the event of substantial Kori Kollo reserve losses or significantly improved gold market conditions. The International Finance Corporation ("IFC") facility includes a $5.0 million convertible loan payable on March 1, 2002, which may be converted at any time at IFC's option, into a 3.98% ownership interest in Inti Raymi. Other than the convertible portion, loans under the facilities are to be repaid semi-annually through 1999. Through certain ratio tests, each loan may restrict payments of intercompany debt and dividends by Inti Raymi. Additional covenants exist which limit fixed asset purchases, additional debt and liens, and require compliance with applicable environmental laws. The weighted average interest rate for these borrowings was 8.7% at December 31, 1998.

Certain of the Inti Raymi financing agreements contain provisions that require the current Kori Kollo mining plan to indicate production that extends at least three years beyond the final scheduled principal payment. Failure to meet the provisions would result in certain Inti Raymi intercompany debt and dividend payment restrictions until such time as compliance is achieved by either pre-payment of a sufficient portion of the debt or an increase in the Kori Kollo mine ore reserves. The December 31, 1997 Kori Kollo mine plan indicated a two month shortfall in the required three year production period. Accordingly, at December 31, 1997, the Company classified the required $6.9 million pre-payment to current portion of long-term debt in the accompanying consolidated balance sheet. The required waiver was obtained in the first quarter of 1998.

The Company has an uncommitted revolving credit agreement with CIBC for unsecured borrowings of up to C$10 million for general operating purposes. Interest rates under this facility are based on prime commercial lending rates as quoted by CIBC for loans advanced in Canada which are denominated in Canadian dollars. No borrowings were outstanding under this facility at December 31, 1998 and US$4.9 million was outstanding at December 31, 1997. The weighted average interest rates for borrowings under this facility were 5.5% in 1998 and 1997, and 4.75% in 1996.

The Company also has a $15 million uncommitted revolving credit facility with a European bank. Interest rates under the facility are variable, based on either the bank's base rate or a negotiated rate. There are no additional costs or financial restrictions under this facility. At December 31, 1998, $14.9 million was outstanding under this facility. No borrowings were outstanding at December 31, 1997 and the Company did not borrow against this facility in 1996. The weighted average interest rates for borrowings under this facility were 7.8% in 1998 and 6.3% in 1997.

Scheduled maturities of the Company's long-term debt for 1999 through 2003 are $37.0 million, $23.2 million, $23.2 million, $28.2 million and $29.0 million, respectively. The subordinated debentures are due in a lump-sum payment in 2005.

Note 8.  SHAREHOLDERS' EQUITY

See Note 7 for information regarding the number of shares of common stock reserved for issuance upon the conversion of the Company's outstanding convertible subordinated debentures.

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

Convertible Preferred Stock. At December 31, 1998, the Company had 2.3 million shares outstanding of its convertible preferred stock with a liquidation preference of $50 per share, plus any accrued and unpaid dividends. Each share of preferred stock pays annual cumulative dividends of $3.25, is convertible at any time at the option of the holder into 4.762 shares of BMG common stock and is redeemable at the option of the Company solely for shares of BMG common stock. There are approximately 11 million shares of BMG common stock reserved for issuance upon conversion of the preferred stock.

Exchangeable Shares. In connection with BMG's combination with Hemlo Gold, each holder of Hemlo Gold common stock received 1.48 Exchangeable Shares of BMCL in exchange for each share held. The Exchangeable Shares remain securities of BMCL and entitle their holders to dividend and other rights economically equivalent to that of BMG common stock and, through a voting trust, to vote at meetings of stockholders of BMG. The Exchangeable Shares are exchangeable, at the option of the holder, for BMG common stock on a share-for-share basis.

Stock Rights. Each outstanding share of BMG common stock carries a right that entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $60, subject to adjustment. In October 1998, the Board voted to extend until 2008 the stock rights that otherwise would have expired in 1998. The stock rights are not exercisable or transferable apart from the common stock until such time as a person or group acquires 20% of BMG's common stock or initiates a tender offer that will result in ownership of 30% of BMG's common stock; however, such exercise rights are not triggered solely by the acquisition by a single person of 20% or more of BMG's shares of common stock from the Company's

28% shareholder, Noranda, Inc., or from the first person to whom Noranda has sold such a block of shares. In the event that the Company is merged and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquiror's common stock at a 50% discount. Under certain other circumstances, the rights can become rights to purchase BMG's common stock at a 50% discount. The rights may be redeemed by the Company for one cent per right at any time until 10 days following the first public announcement of a 20% acquisition of beneficial ownership of BMG common stock.

Note 9. INCOME AND MINING TAXES

This discussion of income taxes does not reflect the 1997 cumulative effect of the accounting method change described in Note 2.

Federal and foreign income and mining tax expense (benefit) consisted of the following:

         MILLIONS                           1998      1997     1996
         --------                           -----    ------   -----
         Current
            United States - federal         $  -     $   -    $ 0.5
            Canada                           19.1      21.8    35.9
            Other foreign                     0.2       0.9     1.9
                                            -----    ------   -----
                Total current                19.3      22.7    38.3
                                            -----    ------   -----
         Deferred
            United States - federal           1.9     (14.6)   10.2
            Canada                           (6.5)    (17.9)    1.1
            Other foreign                    (0.9)     (0.9)   (0.5)
                                            -----    ------   -----
                Total deferred               (5.5)    (33.4)   10.8
                                            -----    ------   -----
         Total income and mining tax
           expense (benefit)                $13.8    $(10.7)  $49.1
                                            =====    ======   =====

Consolidated income before income taxes included losses from foreign operations of $108.8 million in 1998 and income from foreign operations of $13.4 million and $18.3 million in 1997 and 1996, respectively.

Deferred income tax assets and liabilities as of December 31, 1998 and 1997 related to the following:

         MILLIONS                                                1998            1997
         --------                                               -------         ------
         Deferred tax assets
             Net operating loss carryforward                    $  38.2         $ 34.6
             Alternative minimum tax credit carryforward            0.8            0.9
             Employee compensation and benefits accrued             6.8            6.3
             Foreign exchange rate losses                           5.5            2.0
             Property, plant and equipment                         69.2           26.3
             Accrued reclamation                                    4.2            4.3
             Other                                                 16.8           13.0
                                                                -------         ------
               Gross deferred income tax assets                   141.5           87.4
             Valuation allowance                                 (101.4)         (16.8)
                                                                -------         ------
               Net deferred income tax assets                      40.1           70.6
                                                                -------         ------
         Deferred tax liabilities
             Property, plant and equipment                         71.8          117.6
             Undistributed earnings of subsidiaries                21.2           20.8
             Other                                                  5.8            2.0
                                                                -------         ------
               Net deferred income tax liabilities                 98.8          140.4
                                                                -------         ------
         Net deferred tax liability                             $ (58.7)        $(69.8)
                                                                =======         ======

The net deferred tax liability of $58.7 million at December 31, 1998 consists of net U.S. deferred tax assets of $13.3 million (included in other assets), a Canadian net deferred tax liability of $65.9 million and other foreign deferred withholding tax liabilities of $6.1 million. The net U.S. deferred tax asset is the result of net operating loss carryforwards which management expects to realize as an offset against future taxable income. The net deferred tax liability of $69.8 million at December 31, 1997 consisted of net U.S. deferred tax assets of $15.1 million (included in other assets), a Canadian net deferred tax liability of $77.3 million and other foreign deferred withholding tax liabilities of $7.6 million. The 1997 net U.S. deferred tax asset of $15.1 million is the result of net operating loss carryforwards which management expected to realize as an offset against future taxable income.

A reconciliation of income tax at the U.S. statutory rate to income tax expense follows:

         MILLIONS                                                      1998        1997          1996
         --------                                                     ------      ------        -----
         Income tax benefit based on statutory rate of 35%            $(79.6)     $ (5.5)       $(8.8)
         Increases (decreases) resulting from
              Foreign withholding tax, net                              (1.0)       (5.4)         8.6
              Canadian mining taxes                                      5.5         6.7         11.7
              Change in filing position regarding foreign
                      tax credits                                        -          46.7          -
              Undistributed losses of foreign subsidiaries
                      not subject to income tax                          0.9         0.6          6.2
              Change in valuation allowance                             84.6       (52.7)        32.0
              Foreign tax rate differential                             (4.7)        2.0          -
              Change in alternative minimum tax credits                  -           3.8          -
              Adjustments to prior year accruals                         8.5        (8.1)         -
              Other, net                                                (0.4)        1.2         (0.6)
                                                                      ------      ------        -----
         Income tax and mining expense (benefit)                      $ 13.8      $(10.7)       $49.1
                                                                      ======      ======        =====

During 1998, the Company increased its valuation allowance by $84.6 million. The increase resulted from the Company's assessment that it would not be able to realize the increase in its deferred tax assets during 1998 because adequate amounts of future net income and capital gains were not assured under the "more likely than not" criteria. As a result, there were no tax benefits recorded for the 1998 losses. The $101.4 million valuation allowance recorded at December 31, 1998 reduces the Company's gross deferred tax assets to management's best estimate of the assets that will ultimately be recognized. However, it is possible that the valuation allowance could be adjusted in the future as a result of changes in projected future taxable income in the United States, based on revised management assumptions and Company business plans.

U.S. taxes have been provided on the undistributed earnings of subsidiaries and joint ventures, with the exception of Niugini Mining, which is in a cumulative loss position, and BMCL, for which earnings are deemed to be permanently reinvested, as discussed below.

The current business plans of BMG continue to support the position developed in 1997 that the unremitted earnings of BMCL are permanently reinvested. Therefore, no U.S. or foreign withholding taxes have been accrued at December 31, 1998. It would be impractical to estimate the U.S. tax consequences related to the unremitted earnings of BMCL. The Canadian withholding taxes related to the unremitted earnings are estimated to be $2.1 million based on the undistributed earnings of BMCL as of December 31, 1998.

Effective in the third quarter of 1997, certain events caused BMG to revise its accounting position related to the unremitted earnings of BMCL. In the third quarter of 1997, BMG sold its interest in Niugini Mining to BMCL, as described in Note 7. The proceeds from the sale were expected to be sufficient to meet the Company's operating needs in the U.S. in the near future. Accordingly, management no longer expected to remit to the U.S. any accumulated or future Canadian earnings generated by BMCL.

The income expected to be derived from the reinvestment of the sale proceeds from the Niugini Mining sale to BMCL into U.S. projects led management to project U.S. taxable income in future years sufficient to recognize currently a portion of the Company's net operating loss carryforwards in the United States.

As a result of the above, the Company recorded a $16.4 million income tax benefit in the third quarter of 1997, representing a release of $11.0 million of deferred tax asset valuation allowances related to U.S. net operating losses and $5.4 million of Canadian withholding tax liabilities previously recorded.

The Company also recognized the tax benefit of net operating loss carryforwards in the amount of $7.2 million in 1997 because of revised projections of future taxable income at certain of the Company's subsidiaries.

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

At December 31, 1998, the Company had approximately $87.5 million of regular net operating loss carryforwards and $30.0 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2007 and 2009, respectively, available to offset future U.S. federal income tax, and approximately $0.9 million of alternative minimum tax credits available on an indefinite carryforward basis. It is anticipated that change-in-ownership limitations under the Internal Revenue Code will not significantly restrict the future utilization of BMG's net operating loss carryforwards. In addition, at December 31, 1998, the Company had $16.5 million of net operating loss carryforwards available to offset future Australian federal income taxes.

Note 10.  COMMON STOCK AND STOCK OPTIONS

Stock Options. Under the Company's 1994 Long-Term Incentive Plan, 10.0 million shares of the Company's common stock were reserved for issuance as of December 31, 1998. This share reserve includes the reserve for the BMCL Long-Term Incentive Plan (see below). Of these shares, 6.1 million shares were available at December 31, 1998 for future grants of stock options, restricted stock, performance shares or other stock awards.

Options to employees residing in Canada are issued under the BMCL 1997 Long-Term Incentive Plan. Under this plan, 2.5 million shares were reserved for issuance as of December 31, 1998. Of these shares, 2.0 million shares were available for future grants of stock options, restricted stock, performance shares or other stock awards. Share issuances under the BMCL Long-Term Incentive Plan also affect the number of shares available for issuance under the Company's 1994 Long-Term Incentive Plan.

Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock on the date of grant, subject to anti-dilution adjustments in certain circumstances.

Under a deferred income stock option plan for officers and directors, each participant may elect to receive a non-qualified stock option in lieu of a portion of compensation. A maximum of 2.0 million shares of common stock is issuable under the plan, of which 1.8 million shares were available for future grants at December 31, 1998. Options granted pursuant to the plan become exercisable at the beginning of the calendar year immediately following the year in which the option was granted, and expire no later than 10 years after the date of grant. The amount of deferred compensation is accrued as compensation expense during the period earned.

Changes in options outstanding for the combined plans were as follows:

         OPTIONS IN MILLIONS                    Options        Share Price
         -------------------                    -------        -----------
         Outstanding at December 31, 1995         3.0        $3.70   to  $20.75
            Granted                               2.7        $7.63   to  $10.42
            Exercised                            (0.4)       $3.72   to  $ 9.27
            Forfeited                            (0.1)       $6.88   to  $16.63
                                                 ----
         Outstanding at December 31, 1996         5.2        $3.70   to  $20.75
            Granted                               0.9        $5.13   to  $ 6.88
            Exercised                            (0.1)       $3.70   to  $ 6.88
            Forfeited                            (1.0)       $6.38   to  $20.75
                                                 ----
         Outstanding at December 31, 1997         5.0        $4.83   to  $16.88
            Granted                               1.1        $5.53   to  $ 5.75
            Exercised                              -                 -
            Forfeited                            (0.3)       $5.13   to  $16.63
                                                 ----
         Outstanding at December 31, 1998         5.8        $4.83   to  $16.88
                                                 ====
         Exercisable at December 31, 1998         3.0        $4.83   to  $16.88
                                                 ====


At December 31, 1998, expiration dates for the outstanding options ranged from 1999 to 2008. The weighted average exercise price per share was $7.57.

Details of stock options exercisable at December 31, 1998 follow (options in millions):

                          Options             Option Price
                          -------             ------------
                            0.7         $  4.83  to   $  5.99
                            1.0         $  6.00  to   $  7.63
                            1.0         $  8.00  to   $  9.85
                            0.3         $ 10.42  to   $ 16.88
                            ---
                            3.0         $  4.83  to   $ 16.88
                            ===


Had compensation expense for stock-based compensation been determined based on the fair values of the options at the grant dates, the Company's 1998 net loss to common shares would have been $249.5 million, or $1.09 per common share, 1997 net loss would have been $18.6 million, or $0.08 per common share, and 1996 net loss would have been $85.6 million, or $0.41 per common share.

The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price. Significant assumptions used were as follows:

                                                  1998          1997          1996
                                                  ----          ----          ----
          Expected dividend yield                  0.8%          0.7%         0.5%
          Expected stock price volatility         30.8%         32.3%        35.4%
          Risk-free interest rate                  5.0%          5.9%         7.4%
          Expected life of options             10.0 years    10.0 years    8.1 years


The weighted average fair values of options granted during 1998, 1997 and 1996 was $2.64, $2.66 and $4.10 per share, respectively.

Registration Statement. As of the date of this report, BMG has an effective registration statement filed with the Securities and Exchange Commission, and similar filings in Canada, for the sale of up to an aggregate 65.2 million shares of BMG common stock and/or BMCL Exchangeable Shares currently beneficially owned by Noranda Inc, which owns approximately 28% of the Company's outstanding common shares. BMG will not receive any proceeds from the sale of any of the shares.

Note 11.  BENEFIT PLANS

Pension and Other Postretirement Health Care and Life Insurance Benefits. Canadian salaried and substantially all U.S. employees of the Company are covered by non-contributory pension plans. In addition, substantially all of the Company's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for the Company.

Net periodic benefit costs for these plans included the following components:

                                              Pension Benefits              Other Benefits
                                         -------------------------      -----------------------
MILLIONS                                  1998      1997      1996      1998     1997      1996
--------                                  ----      ----      ----      ----     ----      ----
Service cost                             $  1.7    $  1.7    $  1.6     $ 0.2    $ 0.3    $ 0.3
Interest cost                               3.7       3.8       3.2       0.5      0.6      0.6
Expected return on plan assets             (4.0)     (3.8)     (3.5)      -        -        -
Amortization of prior service costs         0.7       0.8       0.5       0.1      0.1      -
Amortization of transitional asset         (0.1)     (0.1)     (0.1)      -        -        -
Net actuarial loss                         (0.3)     (0.1)      -        (0.1)     -        -
                                         ------    ------    ------     -----    -----    -----
      Net periodic benefit cost          $  1.7    $  2.3    $  1.7     $ 0.7    $ 1.0    $ 0.9
                                         ======    ======    ======     =====    =====    =====

The following sets forth the plans' funded status and related amounts as of December 31:

                                                    Pension Benefits         Other Benefits
                                                    -----------------        ---------------
MILLIONS                                            1998        1997         1998      1997
--------                                            ----        ----         ----      ----
CHANGE IN BENEFIT OBLIGATION
----------------------------
Benefit obligation at beginning of year            $55.1       $47.0        $  9.1     $ 8.6
Service cost                                         1.6         1.7           0.3       0.3
Interest cost                                        3.7         3.8           0.6       0.6
Transition obligation                                -           -             1.2       -
Plan amendments                                      -           -             -         0.5
Actuarial gain                                       1.1        10.0          (2.0)     (0.4)
Curtailment gain                                    (0.2)        -             -         -
Foreign currency exchange gain                      (1.0)       (0.5)          -         -
Benefits paid                                       (2.7)       (6.9)         (0.5)     (0.5)
                                                   -----       -----        ------     -----
Benefit obligation at end of year                   57.6        55.1           8.7       9.1
                                                   -----       -----        ------     -----
CHANGE IN PLAN ASSETS
---------------------
Fair value of plan assets at beginning of year      49.8        47.2           -         -
Actual return on plan assets                         6.3         9.0           -         -
Administrative expenses                             (0.2)       (0.1)          -         -
Employer contributions                               1.2         1.2           -         -
Foreign currency exchange loss                      (1.1)       (0.6)          -         -
Benefits paid                                       (2.7)       (6.9)          -         -
                                                   -----       -----        ------     -----
Fair value of plan at end of year                   53.3        49.8           -         -
                                                   -----       -----        ------     -----
Funded status of plans                              (4.3)       (5.3)         (8.7)     (9.1)
Unrecognized net actuarial loss                     (6.2)       (5.5)         (3.1)     (1.1)
Unrecognized prior service cost                      6.8         8.2           0.4       0.4
Unrecognized transition obligation                  (0.4)       (1.8)          -         -
                                                   -----       -----        ------     -----
Accrued benefit cost                               $(4.1)      $(4.4)       $(11.4)    $(9.8)
                                                   =====       =====        ======     =====

Included in the pension plans described above is an unfunded supplemental retirement plan covering certain executives. The benefit obligation associated with this plan was $5.8 million and $5.0 million at December 31, 1998 and 1997, respectively.

Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

                                                           Pension Benefits     Other Benefits
                                                           ----------------     --------------
          PERCENT                                            1998   1997        1998      1997
          -------                                            ----   ----        ----     -----
          Discount rate
                 U.S. plans                                   6.8    7.0         6.8      7.0
                 Canadian plans                               6.5    7.5         7.0      n/a
          Expected return on plan assets
                 U.S. plans                                   9.0    9.0
                 Canadian plans                               6.5    7.5
          Rate of increase in compensation levels
                 U.S. plans                                   4.8    5.4
                 Canadian plans                               4.5    5.0

The service and interest cost components of other postretirement benefits obligation was computed based on an assumed 7% annual rate of increase in the per capita cost of covered health care benefits in 1999. This rate was assumed to decrease gradually to 5% in 2002 and remain level thereafter. An increase or decrease of 1% in the assumed health care cost trend rate does not have a material effect on the computations.

Contribution Plans. The Company has defined contribution plans available for most of its employees. All Company contributions to the plans are expensed and funded currently. The cost of such contributions to the plans were $1.0 million, $1.4 million and $2.0 million in 1998, 1997 and 1996, respectively.

Note 12.  Geographic and Segment Information

The Company's operations are primarily related to gold mining and related activities. Accordingly, the Company's operational mines and significant developmental mines are considered segments for financial reporting purposes. The Company's Golden Giant and Holloway mines are located in Canada, Kori Kollo is located in Bolivia, Crown Jewel and Battle Mountain Complex are located in the United States and the Vera/Nancy mine is located in Australia.

Financial information by segment follows:

                                              Golden     Kori                 Battle     Vera/      Crown      Corp &
MILLIONS                            Total     Giant      Kollo     Holloway   Mountain   Nancy      Jewel      Other
--------                            -----     -----      -----     --------   --------   -----      -----      -----
1998
----
Gross revenues                    $  276.6    $109.4    $ 103.9     $ 22.5     $  14.0   $ 14.4     $  -      $  12.4
Production costs                     163.3      46.2       71.9       17.2        13.7      6.7        -          7.6
Deprec., deplet. & amort.             79.6      24.1       40.8        9.0         1.4      1.5        -          2.8
Asset write-downs                    194.9       0.8       49.9        -          11.0      -         40.3       92.9
Other expenses                        38.9       -          -          -             -      -          -         38.9
                                  --------    ------    -------     ------     -------   ------     ------    -------
Operating income (loss)             (200.1)     38.3      (58.7)      (3.7)      (12.1)     6.2      (40.3)    (129.8)
                                              ======    =======     ======     =======   ======     ======    =======
Interest & other expense             (26.9)
                                  --------
Loss before income taxes
 & minority interest                (227.0)
                                  ========
Property,  plant  &  equip., net     339.0      96.8       70.0       74.4        39.3     19.7       31.7        7.1
                                  ========    ======    =======     ======     =======   ======     ======    =======
Total assets                         694.1     144.6      107.9       79.4       279.4     24.8       31.8       26.2
                                  ========    ======    =======     ======     =======   ======     ======    =======
Capital expenditures                  46.5       8.7        3.3        3.6         7.7      8.2        8.2        6.8
                                  ========    ======    =======     ======     =======   ======     ======    =======
1997
----
Gross revenues                       344.9     119.4      109.6       16.3        31.8      6.3        -         61.5
Production costs                     234.3      50.0       73.2       16.7        31.1      3.8        -         59.5
Deprec., deplet. & amort.             72.8      22.8       36.1        6.2         2.9      0.6        -          4.2
Other expenses                        41.1       -          -          -           -        -          -         41.1
                                  --------    ------    -------     ------     -------   ------     ------    -------
Operating income (loss)               (3.3)     46.6        0.3       (6.6)       (2.2)     1.9        -        (43.3)
                                              ======    =======     ======     =======   ======     ======    =======
Interest & other expense             (10.2)
                                  --------
Loss before income taxes
 & minority interest                 (13.5)
                                  ========
Property, plant & equip., net        489.3     120.9      157.7       84.5        37.1     14.2       64.0       10.9
                                  ========    ======    =======     ======     =======   ======     ======    =======
Total assets                       1,093.2     161.8      200.0       90.5       361.7     17.2       64.0      198.0
                                  ========    ======    =======     ======     =======   ======     ======    =======
Capital expenditures                  62.4      10.3        7.4        3.7         9.1     16.6        8.2        7.1
                                  ========    ======    =======     ======     =======   ======     ======    =======
1996
----
Gross revenues                       424.0     144.1      126.0        1.6        30.0      -          -        122.3
Production costs                     259.2      53.4       76.0        2.4        25.9      -          -        101.5
Deprec., deplet. & amort.             94.2      21.4       32.4          -         4.3      -          -         36.1
Asset write-downs                     39.9       -          3.4          -        17.5      -          -         19.0

Other expenses                        73.2       -          -            -         -        -          -         73.2
                                    ------    ------    -------     ------     -------   ------     ------    -------
Operating income (loss)              (42.5)     69.3       14.2       (0.8)      (17.7)     -          -       (107.5)
                                              ======    =======     ======     =======   ======     ======    =======
Interest & other income                1.3
                                  --------
Loss before income taxes
 & minority interest                 (41.2)
                                  ========
Property,  plant  &  equip., net     565.4     138.0      190.2       90.0        33.0      -         55.6       58.6
                                  ========    ======    =======     ======     =======   ======     ======    =======
Total assets                       1,036.9     167.4      234.5      103.6       362.5      -         55.6      113.3
                                  ========    ======    =======     ======     =======   ======     ======    =======
Capital expenditures                  57.0       7.1        6.8        9.3        10.3      -          9.7       13.8
                                  ========    ======    =======     ======     =======   ======     ======    =======

The $3.7 million cumulative effect of the accounting method change discussed in Note 2 is attributable to the Kori Kollo mine. The pro forma effects of the accounting method change, had it been in effect in 1996, would have been a $0.4 million increase in 1996 operating income.

Sales to two separate customers each accounted for 10% or more of the Company's consolidated revenues as follows: sales to one customer totaled $106 million (1998), $81 million (1997) and $89 million (1996), and sales to another customer totaled $32 million (1998), $153 million (1997) and $145 million (1996). Substantially all of the Company's current operating mines contributed to sales to those customers during the years. Export sales totaled $31.5 million in 1997 and $50.9 million in 1996. There were no export sales in 1998.

Since all sales of the Company's products are made to precious metals smelters, refiners or traders, the precious metals industry has substantial influence over the market for the Company's products. However, because of the active worldwide market for gold, management believes that the loss of any of these customers would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 13.  COMMITMENTS AND CONTINGENCIES

Total operating lease rental expenses, exclusive of mineral leases, were $3.0 million, $3.4 million and $3.8 million in 1998, 1997 and 1996, respectively. Aggregate minimum rentals, exclusive of mineral leases, subsequent to December 31, 1998 under non-cancelable leases for the years 1999 through 2003 are estimated to be $2.1 million, $1.7 million, $1.4 million, $1.1 million and $0.9 million respectively. There are no significant lease commitments beyond 2003.

Pursuant to pricing provisions as set forth in certain customer forward sales contracts as of December 31, 1998, the Company had committed to deliver 137,000 ounces of gold, valued at approximately $40.3 million at prices determined during various pricing periods in 1998. All such contracts expired by February 1, 1999. The average price of gold sold under these commitments was approximately $294 per ounce.

All of the Company's mining and processing operations are subject to reclamation and closure requirements. The Company monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated costs of the ultimate reclamation and closure of the mine is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. The Company believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the above mentioned obligations to be incurred is uncertain, at December 31, 1998, the Company estimated these undiscounted future costs, including severance costs, to be approximately $52.8 million, of which $30.9 million has been accrued.

In the fourth quarter of 1998, the Company accrued an additional $4.7 million of estimated reclamation liabilities, primarily at Battle Mountain Complex. In the fourth quarter of 1997, the Company accrued $5.2 million for estimated environmental liabilities, primarily at the Battle Mountain Complex.

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

In 1993, several special interest groups filed a complaint in U.S. District Court against Crown Butte Resources Ltd. (together with its wholly-owned subsidiary, "CBR"), a Canadian corporation in which the Company owns a 60% interest, and others, alleging that certain discharges from the CBR controlled New World site were in violation of the federal Clean Water Act. On October 13, 1995, the District Court found CBR and other defendants liable for violations of the Clean Water Act. The federal judge hearing the case stayed all matters in the case in light of an agreement, dated August 12, 1996, between CBR, the United States and certain special interest groups (the "August 1996 Agreement"), the consummation of which resulted in the settlement of the case.

The August 1996 Agreement provided a framework whereunder CBR would exchange property interests within the New World Mining District for U.S. interests or assets having a value of $65 million, and then set aside $22.5 million for the completion of reclamation and restoration programs in the District.

In August 1998, CBR disposed of its interest in the New World project in a series of transactions pursuant to the terms of an agreement made in September 1997 between CBR and its principal lessor and the August 1996 Agreement, as amended by a Consent Decree and Settlement Agreement. In return, the litigation under the federal Clean Water Act was settled, CBR obtained releases from the parties to the Consent Decree and Settlement Agreement with respect to further environmental liabilities related to the New World property, and CBR was paid $65.0 million. Of this, $22.5 million was immediately surrendered for the completion of reclamation and restoration programs in the New World District in accordance with the terms of the August 1996 Agreement.

The Golden Giant mine property includes the Quarter Claim acquired from Teck Corporation ("Teck") and Homestake Canada Inc. ("Homestake"). The Company is obligated to pay a profit royalty of 50% to Teck and Homestake on a deemed production rate of 500 tons per day, and to pay a 3% net smelter return royalty to the original Quarter Claim prospectors.

Financing for the Lihir project involved bank debt facilities and an initial public offering of common stock of Lihir. In connection with the Lihir debt financing, Niugini Mining guaranteed, until project completion, 30% of Lihir's obligations under the facility. In August 1998, Niugini Mining's obligations under the Lihir financing agreement were fulfilled and funds previously held in escrow were released to Niugini Mining.

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

Note 14.  HEDGING ACTIVITIES

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage interest rate, foreign currency exchange rate and commodity price risks. The Company had no material hedged forward sales contracts outstanding at December 31, 1998.

The Company may be exposed to certain credit-related losses in the event of nonperformance by the counterparties to hedged agreements, generally by the amount which the contract price exceeds the spot price of a commodity. The Company attempts to minimize its credit exposure by limiting its counterparties to major financial institutions which meet the Company's credit rating standards, limiting the maximum exposure to any one counterparty, and spreading exposure among a minimum number of counterparties. The Company does not require collateral from its counterparties. Management believes that the risk of incurring significant losses is remote.

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information follows:

 MILLIONS                                                          1998         1997        1996
 --------                                                          -----        -----      ------
 Changes in working capital accounts
     Decrease (increase) in accounts receivable                    $14.7       $ 16.9      $(19.9)
     Decrease (increase) in product inventories                     (4.2)         1.9        (5.5)
     Decrease in materials and supplies inventories                  2.0          3.5         0.6
     Decrease (increase) in other current assets                     0.6          3.0        (0.7)
     Increase (decrease) in salaries, wages  and
         benefits payable                                           (2.8)        (4.4)        7.4
     Decrease in interest payable                                   (4.3)        (1.1)       (0.3)
     Increase (decrease) in accounts payable and
         other current liabilities                                  15.4        (12.2)       13.0
                                                                   -----        -----      ------
     Net change in working capital accounts                        $21.4       $  7.6      $ (5.4)
                                                                   =====       ======      ======
Cash paid during the year for
     Income, mining and withholding taxes,
         net of tax refunds                                        $ 5.3        $31.9      $ 28.1
     Interest, net of amounts capitalized                           21.8          8.2         6.7

Note 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                1998                     1997
                                                ----                     ----
                                        Carrying      Fair       Carrying      Fair
              MILLIONS                   Amount       Value       Amount       Value
              --------                   ------       -----       ------       -----
              Long-term debt             $240.6       $216.4      $285.0       $254.5

The fair value of the Company's convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the variable interest rate features of the Inti Raymi Kori Kollo project financing and CIBC loans, the Company believes the carrying amounts approximate the fair values of this debt at the reporting date.

The carrying values of the Company's cash and cash equivalents, restricted cash, trade receivables, assets held for sale, trade payables and forward currency contracts approximate their estimated fair values. The Company considers it impracticable to estimate market value for its non-marketable equity investments held in First Toronto Investments Limited.

The Company issued corporate guarantees totaling $4.4 million and $6.4 million at December 31, 1998 and 1997, respectively, to ensure that the reclamation of the Battle Mountain Complex mines will be performed as specified in the operating permits issued by the State of Nevada. In addition, the Company issued corporate guarantees for $68.7 million and $36.5 million at December 31, 1998 and 1997, respectively, as collateral for surety bonds provided as security for various reclamation obligations. The Company believes the carrying values of these financial instruments approximate their fair values.

Note 17. SUMMARIZED FINANCIAL INFORMATION

The following summarized financial information of Battle Mountain Canada Ltd. is presented in accordance with the Securities Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares:

                                                                              December 31
           MILLIONS                                                      1998             1997
           --------                                                     ------           ------
           Current assets                                               $220.0           $133.7
           Non-current assets                                            188.2            390.6
                                                                        ------           ------
               Total assets                                             $408.2           $524.3
                                                                        ======           ======
           Current liabilities                                          $ 56.3           $ 51.8
           Non-current liabilities                                       173.7            208.1
                                                                        ------           ------
               Total liabilities                                         230.0            259.9
           Minority interests                                             10.5             18.7
           Shareholder's equity                                          167.7            245.7
                                                                        ------           ------
               Total liabilities and shareholder's equity               $408.2           $524.3
                                                                        ======           ======
                                                               Years ended December 31
                MILLIONS                            1998                 1997             1996
                --------                           ------               ------           ------
           Sales                                   $144.3               $197.1           $156.3
           Costs and expenses                       186.0                174.6            110.1
                                                   ------               ------           ------
           Operating income (loss)                 $(41.7)              $ 22.5           $ 46.2
                                                   ======               ======           ======
           Net income (loss)                       $(76.4)              $ 14.7           $ 25.1
                                                   ======               ======           ======

The following summarized financial information of Lihir Gold Limited, which commenced commercial operations on October 1, 1997, is presented in accordance with the Securities Exchange Commission's reporting requirements as they pertain to significant subsidiaries, as defined:

                                                                              December 31
           MILLIONS                                                      1998             1997
                                                                        --------         ------
           Current assets                                               $  124.5         $ 65.2
           Non-current assets                                              924.2          920.5
                                                                        --------         ------
               Total assets                                             $1,048.7         $985.7
                                                                        ========         ======
           Current liabilities                                          $   74.1         $ 47.1
           Non-current liabilities                                         284.8          305.5
                                                                        --------         ------
               Total liabilities                                           358.9          352.6
           Shareholder's equity                                            689.8          633.1
                                                                        --------         ------
               Total liabilities and shareholder's equity               $1,048.7         $985.7
                                                                        ========         ======
                                            Twelve months ended         Three months ended
           MILLIONS                          December 31, 1998           December 31, 1997
           ---------                         -----------------           -----------------
           Sales                                   $184.7                       $57.0
           Costs and expenses                       171.2                        32.3
                                                   ------                       -----
           Operating income                        $ 13.5                       $24.7
                                                   ======                       =====
           Net income (loss)                       $(10.3)                      $11.8
                                                   ======                       =====

                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)

                               QUARTERLY RESULTS

                                                                             Per Common Share
                                                                             ----------------
                                          Operating          Net           Basic         Diluted        Dividends per Share
MILLIONS EXCEPT                            Income          Income         Earnings       Earnings      ----------------------
PER SHARE AMOUNTS           Sales          (Loss)          (Loss)          (Loss)         (Loss)       Common       Preferred
-----------------           -----          ------          ------          ------       ------         ------       ---------
1998
----
First quarter             $    78.9      $     3.3       $    (1.6)      $   (.02)     $   (.02)       $  0.025     $  0.8125
Second quarter                 68.3           (2.2)           (9.3)          (.05)         (.05)            -          0.8125
Third quarter                  70.0            3.7            (7.7)          (.04)         (.04)          0.025        0.8125
Fourth quarter (1)             59.4         (204.9)         (222.7)          (.98)         (.98)             -         0.8125
                          ---------      ---------       ---------                                     --------     ---------
    Total year            $   276.6      $  (200.1)      $  (241.3)         (1.08)        (1.08)       $  0.050     $  3.2500
                          =========      =========       =========                                     ========     =========
1997
----
First quarter (2)         $    76.5      $    (4.1)      $   (11.8)      $   (.06)     $   (.06)       $  0.025     $  0.8125
Second quarter                 91.2            6.4            (2.2)          (.02)         (.02)             -         0.8125
Third quarter (3)              90.2            0.5            24.1            .10           .09           0.025        0.8125
Fourth quarter                 87.0           (6.1)          (18.9)          (.09)         (.09)             -         0.8125
                          ---------      ---------       ---------                                     --------     ---------
    Total year            $   344.9      $    (3.3)      $    (8.8)          (.07)         (.07)       $  0.050     $  3.2500
                          =========      =========       =========                                     ========     =========

(1) Includes before and after-tax charges of $194.9 million for asset write-downs (see Note 6).

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

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Nominees" and "Directors with Terms Expiring in 2000 and 2001" set forth under "Election of Three Directors and Director Compensation" in the Company's definitive Proxy Statement for its 1999 annual meeting of shareholders, as filed within 120 days of December 31, 1998, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "Company's 1999 Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the captions "Board Organization and Committees" set forth under "Election of Three Directors and Director Compensation" and "Executive Compensation" (other than the Compensation and Stock Option Committee Report on Executive Compensation) in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Security Ownership" set forth under "Election of Three Directors and Director Compensation" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  FINANCIAL STATEMENTS:

             As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page 48 of this Annual Report on Form 10-K.

     (a)(2)  FINANCIAL STATEMENT SCHEDULES:

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

     (b)     REPORTS ON FORM 8-K:

             One report on Form 8-K was filed during the fourth quarter of 1998.

             The report on Form 8-K dated November 16, 1998 was submitted on November 18, 1998 as the Company's third quarter earnings release.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BATTLE MOUNTAIN GOLD COMPANY

                                   By:  /s/ Ian D. Bayer
                                        ----------------------------------------
                                        Ian D. Bayer
                                        President and Chief Executive Officer

                                   Date:  February 26, 1999

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ian D. Bayer his attorney-in-fact for him or her in any and all capacities, to any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                    DATE
---------                             -----                    ----
(a)  Principal Executive Officer


/s/ Ian D. Bayer                      President and Chief      February 26, 1999
-----------------------------------   Executive Officer and
     Ian D. Bayer                     Director


(b)  Principal Financial Officer


/s/ Phillips S. Baker, Jr.            Vice President           February 26, 1999
-----------------------------------   and Chief Financial
     Phillips S. Baker, Jr.           Officer


(c)  Principal Accounting Officer


/s/ Jeffrey L. Powers                 Vice President          February 26, 1999
-----------------------------------   and Controller
     Jeffrey L. Powers                (Chief Accounting
                                      Officer)


SIGNATURE                             TITLE                    DATE
---------                             -----                    ----
(c)  Other Directors


/s/ Douglas J. Bourne                 Director                 February 26, 1999
-----------------------------------
     Douglas J. Bourne


/s/ David L. Bumstead                 Director                 February 27, 1999
-----------------------------------
     David L. Bumstead


/s/ Delo H. Caspary                   Director                 February 26, 1999
-----------------------------------
     Delo H. Caspary


/s/ Charles E. Childers               Director                 February 26, 1999
-----------------------------------
     Charles E. Childers


/s/ Karl E. Elers                     Director                 February 26, 1999
-----------------------------------
     Karl E. Elers


/s/ David W. Kerr                     Director                 February 26, 1999
-----------------------------------
     David W. Kerr


/s/ James W. McCutcheon               Director                 February 26, 1999
-----------------------------------
     James W. McCutcheon, Q.C.


/s/ Mary Mogford                      Director                 February 26, 1999
-----------------------------------
     Mary Mogford


/s/ William A. Wise                   Director                 February 26, 1999
-----------------------------------
     William A. Wise

                              INDEX OF EXHIBITS

Exhibit No.         Document
-----------         --------
*2(a)       --      Plan of Arrangement of Hemlo Gold Mines Inc. under Section 182 of the
                    Business Corporations Act (Ontario) (Annex D to Exhibit 20(a), Joint
                    Management Information Circular and Proxy Statement, to the Company's
                    Current Report on Form 8-K dated June 11, 1996).

*2(b)       --      Combination Agreement effective as of March 11, 1996 by and between the
                    Company and Hemlo Gold Mines Inc. (Annex C to Exhibit 20(a), Joint
                    Management Information Circular and Proxy Statement, to the Company's
                    Current Report on Form 8-K dated June 11, 1996).

*3(a)       --      Restated Articles of Incorporation of the Company, as amended and restated
                    through July 19, 1996 (Exhibit 3(a) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1996).

*3(b)       --      Certificate of Resolution Establishing Designation, Preferences and Rights
                    of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current
                    Report on Form 8-K dated July 19, 1996).

*3(c)       --      Certificate of Amendment of Certificate of Resolution Establishing
                    Designation, Preferences and Rights of Series A Junior Participating
                    Preferred Stock (Exhibit 4(c) to the Company's Current Report on Form 8-K
                    dated July 19, 1996).

*3(d)       --      Bylaws of the Company, as amended through March 21, 1997 (Exhibit 3(d) to the Company's Annual Report on Form 10-K/A for the year ended December 31,
                    1996).

*4(a)(1)    --      Rights Agreement, dated November 10, 1988, as amended and restated as of
                    July 19, 1996, between the Company and The Bank of New York, as Rights
                    Agent (Exhibit 4(e) to the Company's Current Report on Form 8-K dated
                    July 19, 1996).

4(a)(2)             Third Amendment to Rights Agreement, dated and effective as of November 10,
                    1998, between the Company and The Bank of New York, as Rights Agent.

*4(b)       --      Voting, Support and Exchange Trust Agreement dated as of July 19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC Mellon Trust Company
                    (as successor to The R-M Trust Company) (Annex E to Exhibit 20(a), Joint
                    Management Information Circular and Proxy Statement, to the Company's
                    Current Report on Form 8-K dated June 11, 1996).


*4(c)       --      Specimen Stock Certificate for the Common Stock of the Company (Exhibit
                    4(b) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1988).

*4(d)       --      Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and Citibank, N.A., Fiscal Agent (Exhibit 4(c) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1989).

+*10(a)(1)  --      Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan (As
                    Amended Through May 18, 1995) (Exhibit 10(a) to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1995).

+*10(a)(2)  --      First Amendment to the Battle Mountain Gold Company 1988 Deferred Income
                    Stock Option Plan (As Amended Through May 18, 1995), effective February 5,
                    1998 (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1997 File No. 1-9666).

+*10(b)(1)  --      1985 Stock Option Plan of the Company, as amended and restated effective
                    April 7, 1993 (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1993).

+*10(b)(2)  --      First Amendment to 1985 Stock Option Plan of the Company, effective May 12,
                    1995 (Exhibit 10(b)(1) to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1995).

+-*10(c)(1) --      Form of the Company's Severance Agreement with Jeffrey L. Powers,
                    Controller of the Company, regarding certain benefits payable in the event of change in control of the Company (Exhibit 10(f) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1986; File No.
                    0-13728).

+*10(c)(2)  --      Battle Mountain Gold Company Change In Control Severance Plan, effective
                    December 2, 1997 (Exhibit 10(c)(2) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1997; File No. 1-9666).

+*10(d)     --      Battle Mountain Gold Company Contribution Equalization Plan, as amended and restated effective as of November 10, 1988 (Exhibit 10(h) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1992).

+*10(e)(1)  --      Battle Mountain Gold Company Executive Productivity Bonus Plan, as amended and restated effective January 1, 1994 (Exhibit 10(i) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1993).

+*10(e)(2)  --      Battle Mountain Gold Company 1997 Incentive Bonus Plan (Exhibit 10(e)(2) to
                    the Company's Annual Report on Form 10-K for the year ended December 31,
                    1997; File No. 1-9666).


*10(f)(1)   --      Battle Mountain Gold Company Non-Qualified Stock Option Plan for Outside
                    Directors  (Exhibit 10(m) to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1991).

*10(f)(2)   --      Amendment to Battle Mountain Gold Company Non-Qualified Stock Option Plan
                    for Outside Directors effective January 1, 1995 (Exhibit 10(j)(2) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)      --      Heads of Agreement, dated March 23, 1989, among the Company, Niugini Mining
                    Limited and the individuals listed on the signature page thereto (Exhibit
                    10(k) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1988).

+*10(h)(1)  --      Amended and Restated 1994 Long-Term Incentive Plan of Battle Mountain Gold
                    Company, as of January 1, 1997 (Appendix B to the Company's definitive
                    Proxy Statement dated March 28, 1997 and filed with the Commission on March
                    28, 1997).

+*10(h)(2)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock
                    Option Agreement (Exhibit 10(c)(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995).

+*10(h)(3)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock
                    Option Agreement (Exhibit 10(c)(2) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995).

+*10(h)(4)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Restricted Stock
                    Agreement (Exhibit 10(a)(4) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1994).

+*10(h)(5)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Performance Unit
                    Agreement (Exhibit 10(n)(5) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended December 31, 1994).

+*10(i)(1)  --      Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994).

+*10(i)(2)  --      Specimen Amendment to Split-Dollar Agreement (Individual) (Exhibit 10(o)(2)
                    to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994).

+*10(i)(3)  --      Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994).


+*10(i)(4)  --      Specimen Amendment to Split-Dollar Agreement (Trustee) (Exhibit 10(o)(4) to
                    the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994).

+10(j)(1)   --      Battle Mountain Gold Company Supplemental Executive Retirement Plan As
                    Amended and Restated December 2, 1997.

+-*10(j)(2) --      Specimen of the Company's Supplemental Executive Retirement Plan Agreement
                    (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1995).

*10(k)      --      Registration Rights Agreement, dated as of July 19, 1996, between Noranda
                    Inc., Kerr Addison Mines Limited and the Company (Exhibit 10(a) to the
                    Company's Current Report on Form 8-K dated July 19, 1996).

+-*10(l)    --      Specimen of Employment Agreements dated March 11, 1996 between the Company and certain executive officers (Exhibit 10(m) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1996).

*10(m)(1)   --      Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi
                    S.A. and International Finance Corporation (Exhibit 4(e) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1992).

*10(m)(2)   --      Amendment to Investment Agreement and Waiver, effective as of December 31,
                    1994, between Empresa Minera Inti Raymi S.A. and International Finance
                    Corporation (Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1995).

*10(n)(1)   --      Finance Agreement, dated as of September 14, 1992, between Empresa Minera
                    Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit 4(f)
                    to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1992).

*10(n)(2)   --      First Amendment to Finance Agreement and Limited Waiver, effective as of
                    December 31, 1994, between Empresa Minera Inti Raymi S.A. and Overseas
                    Private Investment Corporation (Exhibit 4(f)(2) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1994).


*10(n)(3)   --      Letter Agreement dated December 31, 1994, among Overseas Private Investment
                    Corporation, Battle Mountain Gold Company, Kori Kollo Corporation and
                    Zeland Mines, S.A. (Exhibit 4(c) to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1995).

*10(o)(1)   --      Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A.
                    and Corporacion Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1992).

*10(o)(2)   --      Amendment to Loan Agreement, effective as of December 31, 1994, between
                    Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English
                    translation) (Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1995).

*10(p)      --      Credit Agreement, dated September 30, 1997, between Canadian Imperial Bank of Commerce and Battle Mountain Canada Ltd. (Exhibit 10 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

11          --      Computation of Earnings Per Common Share.

21          --      Subsidiaries of the Company.

23          --      Consent of PricewaterhouseCoopers  LLP.

27          --      Financial Data Schedule.

------------------------


*         Incorporated by reference as indicated.

+ Represent management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(10)(iii) of Regulation S-K.

- Pursuant to Instruction 2 accompanying paragraph (a) and the Instruction accompanying paragraph (b)(10)(iii)(B)(6) of Item 601 of Regulation S-K, the registrant has not filed each executive officer's individual agreement with the Company as an exhibit hereto. The registrant has agreements substantially identical to Exhibit 10(l) above with each of Messrs. Bayer, Atkinson, Baylis and Keyes.