Form 10-Q
period 1999-03-31
BATTLE MOUNTAIN GOLD CO
filed 1999-05-17
CIK 771498

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________  TO ______________

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

         Number of shares of Common Stock outstanding as of the latest practicable date, April 30, 1999: 128,036,614. In addition, as of such date, there were outstanding 101,813,405 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                                     INDEX

                                                                                                        Page
                                                                                                        ----
         Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
              for the three months ended March 31, 1999 and 1998                                          1

           Condensed Consolidated Balance Sheet
              at March 31, 1999 and December 31, 1998                                                     2

           Condensed Consolidated Statement of Cash Flows
              for the three months ended March 31, 1999 and 1998                                          3

           Notes to Condensed Consolidated Financial Statements                                           4

           Supplemental Information                                                                       7

           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   9

Part II. Other Information                                                                               13

PART I.             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended
                                                                  March 31
                                                           -------------------
MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999         1998
----------------------------------                           ----         ----
Sales                                                      $   53.8    $   78.9
                                                           --------    --------
Costs and expenses
   Production costs                                            36.6        43.7
   Depreciation, depletion and amortization                    14.4        22.9
   Exploration, evaluation & other lease costs, net             3.9         5.3
   General and administrative expenses                          3.3         3.7
   Asset write-downs (Note 2)                                  10.4           -
                                                           --------    --------
         Total costs and expenses                              68.6        75.6
                                                           --------    --------
Operating income (loss)                                       (14.8)        3.3

   Interest expense                                            (3.7)       (4.8)
   Interest income                                              1.0         2.6
   Foreign currency exchange gain, net                          3.1         0.5
   Equity in losses of Lihir                                      -        (1.4)
   Other income, net                                            0.4         0.1
                                                           --------    --------
Income (loss) before income taxes and
  minority interest                                           (14.0)        0.3

   Income tax benefit                                           2.1         0.2
   Mining tax expense                                          (0.2)       (1.8)
   Minority interest in net loss (income)                       0.2        (0.3)
                                                           --------    --------
Net loss                                                      (11.9)       (1.6)
    Preferred dividends                                         1.9         1.9
                                                           --------    --------
Net loss to common shares                                  $  (13.8)   $   (3.5)
                                                           ========    ========

Loss per common share
    Basic and diluted (Note 3)                             $   (.06)   $   (.02)
                                                           ========    ========

Dividends per common share                                 $     -     $   .025
                                                           ========    ========

Average common shares outstanding for
   loss per share purposes - basic and diluted                229.8       229.8
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            March 31,       December 31,
                                                                              1999              1998
                                                                           -----------      ------------
MILLIONS                                                                   (Unaudited)
--------
Assets
   Current assets
     Cash and cash equivalents                                               $ 102.7           $ 147.6
     Restricted cash                                                             7.7               7.7
     Accounts and notes receivable                                              10.4              13.8
     Product inventories                                                        12.4              12.5
     Materials and supplies, at average cost                                    24.4              23.4
     Assets held for sale (Note 2)                                              97.9             108.3
     Other current assets                                                        3.9               2.0
                                                                             -------           -------
         Total current assets                                                  259.4             315.3

   Investments                                                                  19.9              19.4

   Property, plant and equipment, net                                          336.3             339.0

   Other assets                                                                 18.7              20.4
                                                                             -------           -------

Total assets                                                                 $ 634.3           $ 694.1
                                                                             =======           =======


Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings                                                   $     -            $ 14.9
     Current maturities of long-term debt (Note 5)                              37.0              37.0
     Accounts payable                                                           18.2              14.3
     Income and mining taxes payable                                            17.9              23.9
     Other current liabilities                                                   8.8              12.9
                                                                             -------           -------
         Total current liabilities                                              81.9             103.0

   Long-term debt (Note 5)                                                     192.0             203.6
   Deferred income and mining taxes                                             70.1              72.0
   Other liabilities                                                            50.9              50.1
                                                                             -------           -------
         Total liabilities                                                     394.9             428.7

   Minority interest                                                             7.3              17.7

   Commitments and contingencies (Notes 5, 7 and 9)                              -                 -

   Shareholders' equity (Note 4)                                               232.1             247.7
                                                                             -------           -------

Total liabilities and shareholders' equity                                   $ 634.3           $ 694.1
                                                                             =======           =======



  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three months ended
                                                                                     March 31
                                                                             ----------------------
MILLIONS                                                                       1999          1998
--------                                                                       ----          ----
Cash flows from operating activities
   Net loss                                                                   $ (11.9)      $  (1.6)
   Adjustments to reconcile net loss to cash flows
     from operating activities:
       Depreciation, depletion and amortization                                  14.4          22.9
       Deferred income taxes                                                     (2.9)         (3.9)
       Foreign currency exchange gain, net                                       (3.1)         (0.5)
       Asset write-downs (Note 2)                                                10.4             -
       Equity in losses of Lihir                                                    -           1.4
       Change in working capital accounts, net                                   (4.5)          1.4
       Other, net                                                                (0.3)          3.4
                                                                              -------       -------
Net cash flows provided by operating activities                                   2.1          23.1
                                                                              -------       -------
Cash flows from investing activities
   Capital expenditures                                                          (9.3)        (14.0)
   Crown Butte liquidating dividend to minority shareholders                    (11.0)            -
   Other, net                                                                     0.2             -
                                                                              -------       -------
Net cash flows used in investing activities                                     (20.1)        (14.0)
                                                                              -------       -------

Cash flows from financing activities
   Debt repayments                                                              (11.6)        (11.6)
   Decrease in short-term borrowings                                            (14.9)         (4.9)
   Cash dividend payments                                                        (1.9)         (7.6)
   Increase in restricted cash                                                      -         (16.0)
   Other, net                                                                     0.1             -
                                                                              -------       -------
Net cash flows used in financing activities                                     (28.3)        (40.1)
                                                                              -------       -------
Effect of exchange rate changes on cash and cash equivalents                      1.4           0.5
                                                                              -------       -------
Net decrease in cash and cash equivalents                                       (44.9)        (30.5)
Cash and cash equivalents at beginning of period                                147.6         185.0
                                                                              -------       -------
Cash and cash equivalents at end of period                                    $ 102.7       $ 154.5
                                                                              =======       =======


 The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  General Information

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company ("BMG"), necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries ("the Company") and should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1998. Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted the first quarter of fiscal years beginning after June 15, 1999. This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

Note 2.  Asset Write-Downs

In the first quarter of 1999, the Company recorded a $10.4 million write-down of its investment in Niugini Mining Limited ("NML"), an asset held for sale. A drop in the market value of the Lihir Gold Limited ("Lihir") stock held by NML necessitated the write-down.

Note 3.  Loss per Common Share

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

Note 4.  Comprehensive Loss

The Company's comprehensive loss follows:


                                                                  Three months ended
                                                                        March 31
                                                                ----------------------
              MILLIONS                                            1999            1998
              --------                                            ----            ----
              Net loss                                          $ (11.9)       $ (1.6)
              Foreign currency translation adjustments             (1.9)         (0.2)
                                                                 -------         -----
              Comprehensive loss                                $ (13.8)       $ (1.8)
                                                                 =======        ======


Note 5.  Debt

The Company's outstanding loan agreement with Canadian Imperial Bank of Commerce (the "Loan Agreement") has been amended. Also, certain provisions have been waived until March 31, 2000. The amendment to the Loan Agreement requires a reduction in the amount owed to Canadian Imperial Bank of Commerce, either by partial repayment or by an assignment or syndication of the loan, no later than July 31, 1999. The Company expects the reduction to occur by that date.

Note 6.  Geographic and Segment Information

Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:

                                                Golden       Kori                  Battle     Vera/    Crown     Corp &
MILLIONS                             Total       Giant      Kollo   Holloway     Mountain    Nancy     Jewel      Other
--------                            ------     -------     ------   --------     --------    -----     -----    ------
1999
----
Total assets                      $  634.3    $  106.3    $ 103.4     $ 78.2      $  44.7   $ 26.0    $ 33.1    $ 242.6
                                    ======     =======     ======      =====       ======    =====      ====     ======

Gross revenues                    $   53.8    $   21.6    $  22.2     $  6.0      $    -    $  4.0    $    -    $     -
Operating expenses                    68.6        18.2       23.0        7.4          0.1      2.1         -       17.8
                                    ------     -------     ------      -----      -------    -----      ----     ------
Operating income (loss)              (14.8)   $    3.4    $  (0.8)    $ (1.4)     $  (0.1)  $  1.9    $    -    $ (17.8)
                                               =======     ======      =====      =======    =====      ====     ======
Other income, net                      0.8
                                    ------
Loss before income taxes
 & minority interest              $  (14.0)
                                    ======
1998
----
Total assets                      $  694.1    $  144.6    $ 107.9     $ 79.7      $  42.4   $ 24.8    $ 31.8    $ 262.9
                                    ======     =======     ======      =====       ======     ====      ====      =====

Gross revenues                    $   78.9    $   31.5    $  27.3     $  5.5      $   6.1   $  3.5    $    -    $   5.0
Operating expenses                    75.6        19.4       29.5        7.0          4.0      2.0         -       13.7
                                    ------     -------     ------      -----       ------    -----      ----     ------
Operating income (loss)                3.3    $   12.1    $  (2.2)    $ (1.5)     $   2.1   $  1.5    $    -    $  (8.7)
                                               =======     ======      =====       ======    =====      ====     ======
Other expenses, net                   (3.0)
                                    ------
Income before income taxes
 & minority interest              $    0.3
                                    ======

Note 7.  Crown Jewel

The Company is continuing to work toward earning up to a 54% interest in the Crown Jewel project in Washington state by bringing the property into commercial production. Many of the proposed facilities at the Crown Jewel project are to be located on unpatented lode mining claims and millsite claims. The validity of the claims, or obtaining some other rights from the federal government, is a prerequisite to the construction of the facilities.

On May 12, 1999, the United States House/Senate Appropriations Conference Committee voted to overturn the notification discussed below that vacated Crown Jewel's Record of Decision. The provision voted upon, which would mandate the approval of the Company's Plan of Operations and reinstatement of its Record of Decision, is part of the Supplemental Appropriations Bill. In order to become law, the Supplemental Appropriations Bill would have to be passed by the United States House and Senate and be signed by the President.

On March 26, 1999, the Company was notified by the Departments of the Interior and Agriculture that the January 1997 Record of Decision for the Crown Jewel project had been vacated, and that the Plan of Operations for the project could not be approved. The notification claimed that a project cannot legally rely on a greater number of millsite claims than the number of associated lode mining claims being developed. At Crown Jewel, the ratio of millsite claims necessary for proposed facilities to lode mining claims within the proposed pit is significantly greater than 1 to 1. The basis for the governmental denial is contrary to the custom and practice of the industry, as long recognized by the federal government in internal guidance documents and approval of numerous plans of operation without regard to the ratio of millsite claims to lode claims. The Company is vigorously pursing the reversal of the decision set forth in the government's notification.

In the event that the Company is unable to construct the Crown Jewel project, the Company would have to write off the capitalized costs associated with the project of approximately $32.7 million and the Company's proved and probable reserves would decrease by approximately 825,000 ounces.

Note 8. Summarized Financial Information

The following summarized information of Battle Mountain Canada Ltd. ("BMCL") is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares:

                                                              Three months ended
                                                                   March 31
                                                           -----------------------
                     MILLIONS                                 1999           1998
                     --------                                 ----           ----
                     Sales                                 $   27.5        $  42.0
                     Costs and expenses                        38.0           34.3
                                                           --------        -------
                     Operating income (loss)               $  (10.5)       $   7.7
                                                           ========        =======
                     Net income (loss)                     $   (8.8)       $   2.0
                                                           ========        =======

Note 9.  Other Contingencies

See "Part II - Other Information - Legal Proceedings" for information concerning significant legal proceedings of the Company. In addition to the legal proceedings described therein, the Company is party to a number of actions arising in the ordinary course of business. While the final outcome of these actions cannot be predicted with certainty, the Company believes that the outcome of these actions will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

                          BATTLE MOUNTAIN GOLD COMPANY
            SUPPLEMENTAL INFORMATION - OPERATING DATA (Unaudited)(1)
              (Production data reflects BMG attributable interests)
                              (Ounces in thousands)

                                                                            Three months ended
                                                                                 March  31
                                                                            ------------------
                                                                              1999       1998
                                                                            -------    -------
GOLDEN GIANT
    Gold ounces recovered                                                      78          103
    Silver ounces recovered                                                     3           10
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                                   $ 167        $ 114
    Depreciation, depletion and amortization                                   64           69
    Reclamation and mine closure costs                                          4            4
                                                                            -----        -----
    Total production costs                                                  $ 235        $ 187
-----------------------------------------------------------------------------------------------------
KORI KOLLO (88% Interest)
    Gold ounces recovered                                                      64           77
    Silver ounces recovered                                                   201          236
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced (2)
    Cash production costs                                                   $ 189        $ 167
    Depreciation, depletion and amortization                                   85          134
    Reclamation and mine closure costs                                         11           10
                                                                             ----         ----
    Total production costs                                                  $ 285        $ 311
-----------------------------------------------------------------------------------------------------
HOLLOWAY (84.65% Interest)
    Gold ounces recovered                                                      20           18
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                                   $ 206        $ 253
    Depreciation, depletion and amortization                                  126          120
    Reclamation and mine closure costs                                          2            2
                                                                            -----        -----
    Total production costs                                                  $ 334        $ 375
-----------------------------------------------------------------------------------------------------
VERA/NANCY (50% Interest)
    Gold ounces recovered                                                      14           12
    Silver ounces recovered                                                    12           10
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                                   $ 116        $ 138
    Depreciation, depletion and amortization                                   31           27
    Reclamation and mine closure costs                                          1            1
                                                                            -----        -----
    Total production costs                                                  $ 148        $ 166
-----------------------------------------------------------------------------------------------------
OTHER (3)
    Gold ounces recovered                                                                   35
    Silver ounces recovered                                                                 36
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                                                $ 214
    Depreciation, depletion and amortization                                                98
                                                                                          ----
    Total production costs                                                               $ 312
-----------------------------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
            SUPPLEMENTAL INFORMATION - OPERATING DATA (Unaudited)(1)
              (Production data reflects BMG attributable interests)
                              (Ounces in thousands)

                                                                             Three months ended
                                                                                  March 31
                                                                             -------------------
                                                                             1999          1998
                                                                            -------       -------
AGGREGATE DATA
   Gold ounces recovered - BMG share                                           176           246
   Gold ounces sold - BMG share                                                177           244
   Gold ounces recovered                                                       185           276
   Gold ounces sold                                                            186           262
   Average price per gold ounce realized                                    $  286        $  307
-----------------------------------------------------------------------------------------------------
   Silver ounces recovered - BMG share                                         216           291
   Silver ounces sold - BMG share                                              217           288
   Silver ounces recovered                                                     244           336
   Silver ounces sold                                                          245           332
   Average price per silver ounce realized                                  $ 5.26        $ 6.37
-----------------------------------------------------------------------------------------------------
   Weighted Average Cost per Gold Ounce Produced
   Cash production costs                                                    $  175        $  156
   Depreciation, depletion and amortization                                     76            96
   Reclamation and mine closure costs                                            6             5
                                                                             -----         -----
   Total production costs                                                   $  257        $  257
-----------------------------------------------------------------------------------------------------

(1) Effective January 1, 1999, current and prior period production costs are presented on an ounces-produced basis, versus an ounces-sold basis, as previously reported.

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

(3) Includes Battle Mountain Complex, Lihir and San Cristobal. Production data is not presented for 1999 as the Battle Mountain Complex Reona mine has been placed on care and maintenance effective January 1, 1999. Results of Lihir Gold Limited and San Cristobal are not consolidated in 1999 as the Company has classified its investment in Niugini Mining Limited as an asset held for sale as of December 31, 1998.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1998 and the historical condensed consolidated financial statements and notes preceding this discussion.

OVERVIEW

A $10.4 million asset write-down, lower gold production and continued low gold prices resulted in a net loss of $13.8 million ($.06 per share) for the three month period ended March 31, 1999. Decreased depreciation and higher foreign currency exchange gains partially offset the impacts of these unfavorable items. Operating cash flows declined from 1998 due to lower sales and gold prices and an increase in working capital. The Company's cash position declined $44.9 million as a result of capital expenditures, a liquidating dividend and debt repayments.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Company generated cash flows of $2.1 million from operating activities during the three months ended March 31, 1999 compared with $23.1 million for the same period in 1998. The decrease was primarily the result of lower gold prices and production, and increased working capital primarily resulting from higher income tax payments in 1999.

INVESTING ACTIVITIES. Capital expenditures totaled $9.3 million in the first quarter of 1999 compared with $14.0 million during the same period in 1998. Capital expenditures in 1998 included $4.5 million of capitalized interest paid related to the Company's investment in Lihir. The Company currently expects to invest approximately $47 million of capital expenditures in 1999 and is continuing to evaluate strategic opportunities that may exist as a result of depressed gold prices. In March 1999, Crown Butte Resources Ltd. paid an $11.0 million liquidating dividend to its minority shareholders.

FINANCING ACTIVITIES. The Company made $26.5 million of debt and short-term borrowing repayments in 1999 compared with $16.5 million in 1998. Cash dividends in the first quarter decreased from $7.6 million in 1998 to $1.9 million in 1999 as the Company suspended its semi-annual common stock dividend in February 1999. Restricted cash balances of NML increased $16.0 million in first quarter of 1998 as required by the Lihir financing agreement.

The Company will not receive proceeds from the sales of any shares sold, should they occur, through the effective registration statement on file with the Securities and Exchange Commission and similar filings in Canada. The filings are for the aggregate 65.2 million shares of the Company's common stock effectively held by Noranda Inc.

CONCLUSION. The Company believes it will be able to fund its cash requirements over the next twelve months through a combination of current cash, future cash flows from operations, proceeds from potential asset sales including NML, and future project or other financings.

RESULTS OF OPERATIONS

The Company recorded net losses of $13.8 million ($.06 per share) and $3.5 million ($.02 per share) for the three month periods ended March 31, 1999 and 1998, respectively. Results in 1999 were negatively impacted by a $10.4 million write-down of the Company's investment in NML and lower gold production and prices, partially offset by decreased depreciation and higher foreign currency exchange gains.

The results of operations of the Lihir and San Cristobal mines are not included with those of the Company in 1999 as NML is an asset held for sale effective December 31, 1998. Lihir was accounted for as an equity investment in 1998.

                                                            Three months ended
                                                                  March 31
                                                           ---------------------
                                                             1999          1998
                                                           -------       -------
     Gold sales - 100%, thousand ounces                        186           262

     Average gold revenue realized per ounce - 100%        $   286       $   307

     Average London PM gold fix per ounce                  $   287       $   294

Sales decreased for the three month period ended March 31, 1999 compared with the same period in 1998 primarily as a result of decreased production and lower realized gold prices. Excluding the Company's 24,000 ounce share of Lihir gold sales in 1998, sales volumes were 52,000 ounces lower in 1999. Lower production at Golden Giant in 1999 was attributable to increased gold inventory in the mill circuit and lower head grades, while decreases at Kori Kollo were primarily the result of lower head grades. Also contributing to the overall decrease was the placing of the Battle Mountain Complex Reona mine on care and maintenance effective January 1, 1999.

The average realized price of gold decreased in 1999 as a result of decreased spot gold prices. Average realized prices for the three month period in 1998 were higher than the average London PM fix price for the same period due to gains recognized from forward sales at Lihir.


   AGGREGATE ATTRIBUTABLE PRODUCTION COSTS                            Three months ended
    PER OUNCE OF GOLD PRODUCED                                             March 31
                                                                     -------------------
                                                                      1999         1998
                                                                     ------       ------
   Direct mining costs                                                $ 175        $ 156
   Deferred stripping adjustments                                         -            2
   Third party smelting, refining and transportation costs                2            2
   By-product credits included in sales                                  (6)          (7)
                                                                     ------       ------
       Cash operating costs                                             171          153
   Royalties*                                                             4            3
                                                                     ------       ------
       Total cash costs                                                 175          156
   Depreciation, depletion and amortization                              76           96
   Reclamation and mine closure costs                                     6            5
                                                                     ------       ------
       Total production costs                                         $ 257        $ 257
                                                                     ======       ======



               RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS
                 PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS*

                                                                      Three months ended
                                                                            March 31
                                                                     -------------------
   MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS             1999         1998
   ------------------------------------------------------            ------       ------
   Production costs per financial statements                         $ 36.6       $ 43.7
   Lihir production costs                                                 -          2.5
   Minority interest portion of production costs                       (1.7)        (3.6)
   By-product credits included in sales                                (1.1)        (1.8)
   Reclamation and mine closure costs                                  (1.2)        (1.3)
   Inventory change and other                                          (1.8)        (1.0)
                                                                     ------       ------
   Production costs for per ounce calculation purposes               $ 30.8       $ 38.5
                                                                     ======       ======

   Gold ounces produced, thousands                                      176          246
                                                                     ======       ======

   Total cash costs per gold ounce produced                          $  175       $  156
                                                                     ======       ======

* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.

Total production costs decreased in the first quarter of 1999 primarily as a result of the exclusion of costs from the San Cristobal and Reona mines in 1999. Lower total costs at Kori Kollo were partially offset by higher costs at Golden Giant. Consolidated per ounce cash costs increased in 1999 compared with 1998. Increased per ounce costs at Golden Giant and Kori Kollo were partially offset by decreases at the Holloway and Vera/Nancy mines. Cost increases at Golden Giant and Kori Kollo were primarily the result of lower production.

Depreciation, depletion and amortization decreased in total and on a cost per gold ounce produced basis for the three month period ended March 31, 1999 compared with the same period in 1998. These decreases were attributable to lower production and lower asset carrying values resulting from write-downs taken at the end of 1998.

Exploration, evaluation and other lease costs decreased in 1999 as a result of differences in the timing of expenditures and higher exploration property sales in 1999. A write-down of $10.4 million was made in the first quarter of 1999 related to the Company's investment in NML. A 16% decline in the market value of the Lihir stock held by NML necessitated the write-down.

Interest expense decreased in the three month period ended March 31, 1999 due to lower levels of average debt outstanding in 1999 compared to 1998, while interest income decreased primarily as a result of lower average levels of cash invested.

Foreign currency exchange gains were higher in 1999 than in 1998 as a result of the effects of stronger foreign currencies on U.S. dollar-denominated debt of the Company's subsidiaries, primarily that of BMCL.

Equity in losses of Lihir totaled $1.4 million in the first three months of 1998. Results of Lihir are not reflected in 1999 as NML was classified as an asset held for sale effective December 31, 1998.

The Company's income tax benefit increased in the first quarter of 1999 compared with the first quarter of 1998 as a result of higher losses in the first three months of 1999. The Company's effective income tax rate for the first three months of 1999 was 32%. The effects of foreign currency exchange gains and the write-down of NML are not included in the calculation of 1999 income taxes because the net deferred tax asset resulting from these gains and losses was subjected to a valuation allowance.

Mining taxes decreased for the three month period ended March 31, 1999 compared with the same period in 1998 due to decreased mining income from the Company's Canadian mines.

OTHER

See Part II - Other Information - Legal Proceedings and Notes 5, 7 and 9 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, currency valuations, investor sentiment and production levels. While the Company is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its results of operations, financial position and cash flows.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage interest rate, foreign currency exchange rate and commodity price risks. The Company had no material hedged forward sales contracts outstanding at March 31, 1999. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted the first quarter of fiscal years beginning after June 15, 1999. See
Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion.

The Company has operations in Canada and Australia in addition to operations in the United States and other countries. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost structures at these operations are primarily Canadian and Australian dollar denominated, and accordingly, these companies' functional currencies are the Canadian dollar and the Australian dollar, respectively. As such, the Company is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

Mining operations outside the U.S. and Canada represented approximately 49% of the total gross revenues of the Company for the three months ended March 31, 1999, while assets attributable to those operations were approximately $129.4 million. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

The risks associated with the year 2000 ("Y2K") are the result of computer technology utilizing only the last two digits of a year rather than all four to define a specific year. Absent corrective actions, some computer programs that are not "Y2K-compliant" may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in system failure or miscalculations, causing disruptions to various activities and operations.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that the Company believes are reasonable, but it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail in the Company's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1998. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF OREGON, CIVIL NO. 97-806JE

During the first quarter of 1997, the United States Forest Service issued a final Environmental Impact Statement and Record of Decision for the Crown Jewel project. The Forest Service received four administrative appeals to its Environmental Impact Statement and Record of Decision, all of which the Forest Service denied in the second quarter of 1997. On May 29, 1997, the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group instituted the above-referenced action against the Forest Service and certain individual Forest Service decision makers in United States District Court for the District of Oregon. The action appealed the Forest Service's Environmental Impact Statement, its Record of Decision and its denial of the administrative appeals. The action sought the following rulings: 1) that the Environmental Impact Statement and Record of Decision were inadequate and violated the National Environmental Policy Act and the Administrative Procedures Act; 2) that the Forest Service's decision not to prepare and issue a supplemental Environmental Impact Statement was not in accordance with law; and 3) that the Record of Decision violated certain specified laws. The action also sought an award of fees and costs associated with the litigation and indicated that the plaintiffs would seek injunctive relief restraining the Forest Service from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company intervened in the action and the Confederated Tribes of the Colville Reservation (the "Colville Confederated Tribes") also intervened and filed a complaint alleging that the Record of Decision was issued in violation of certain tribal rights. On December 31, 1998, the District Court granted the Company's and the Forest Service's motions for summary judgment, thereby upholding the Forest Service's Environmental Impact Statement, Record of Decision and administrative denial of plaintiffs' claims. On March 17, 1999, the District Court entered the order of final judgment and dismissed the case with prejudice. It is possible that plaintiffs will appeal the decision of the District Court to the Ninth Circuit Court of Appeals.

On March 26, 1999, the Company received notification (the "Notification") from the Department of the Interior and the Department of Agriculture that the January 1997 Record of Decision for the Crown Jewel project had been vacated, and that the Plan of Operations for the project could not then be approved. The Notification alleged that a project cannot legally rely on a greater number of millsite claims than the number of associated lode mining claims being developed. This is contrary to the custom and practice of the industry, as long recognized by the federal government in internal guidance documents and by the granting of numerous plans of operation without regard for the lode claim to millsite ratio. The Company is vigorously pursuing the reversal of the decision set forth in the Notification. See Note 7, "Crown Jewel," of Notes to Condensed Consolidated Financial Statements under Item 1 herein.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, (PCHB NOS. 97-182; 97-183; 97-186; AND 99-019)

In November 1997, the Washington Department of Ecology (the "Department of Ecology") approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. On December 1, 1997, Roger Lorenz instituted the action designated PCHB No. 97-182 against the Department of Ecology, appealing the Department's approval of one new water right application and one water right change application. On the same date, the Okanogan Highlands Alliance, the Washington Environmental Council and the Center for Environmental Law and Policy instituted the action designated PCHB No. 97-183 against the Department of Ecology and the Company. The action challenges the Department of Ecology's water rights decisions, claiming that such decisions violated the State Water Code, Water Resources Act, Administrative Procedures Act and Environmental Policy Act. The action seeks an order reversing the Department of Ecology's decisions or, in the alternative, vacating the Reports of Examination and remanding the applications to the Department of Ecology for further study. The action has been joined by Triple Creek, a nonprofit corporation. On December 2, 1997, the Colville Confederated Tribes instituted the action designated PCHB No. 97-186 against the Department of Ecology and the Company. The action makes the same challenge and seeks the same relief as PCHB No. 97-183. The Washington Pollution Control Hearings Board granted the Company's request to consolidate PCHB Nos. 97-182; 97-183; and 97-186 for hearing. However, the Board determined that the water quality issues raised by the appeals will only be decided after a hearing on the 401 Water Quality Certification. On October 23, 1998, the PCHB entered an order dismissing certain of the plaintiffs' claims and ruled in favor of the Company on eight additional claims on February 16, 1999.

In January 1999, the Department of Ecology granted the Company 401 Water Quality Certification for the Crown Jewel project. On February 12, 1999, the Okanogan Highlands Alliance and the Washington Environmental Council instituted an action designated PCHB No. 99-019 against the Department of Ecology and the Company, appealing the Department's grant of the 401 Certification, approval of certain performance securities, and issuance of an Addendum to the Environmental Impact Statement. The action has been consolidated with the above-described actions. The action seeks determinations that: 1) the 401 Certification is invalid, illegal, null, and void; 2) the performance security fails to meet the requirements of the Washington Metals Mining and Milling Act; 3) the Addendum violates the State Environmental Policy Act; 4) all decisions based on the Addendum are null and void; 5) the matter be remanded to the Department of Ecology for preparation of a Supplemental Environmental Impact Statement; and 6) other relief, including injunctive relief, as the PCHB deems appropriate. A hearing on the merits was scheduled for September 1999. However, in light of the Notification denying the Company's Plan of Operations, the hearing has been canceled and the matter continued for ninety days. See Note 7, "Crown Jewel," of Notes to Condensed Consolidated Financial Statements under Item 1 herein.

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

OKANOGAN HIGHLANDS ALLIANCE V. OKANOGAN COUNTY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR OKANOGAN COUNTY, CIVIL NO. 98-2-00180-3

On May 4, 1998, the Okanogan Highlands Alliance instituted the above-referenced action against Okanogan County, the Company and Crown Resources Corporation in the Superior Court of the State of Washington in and for Okanogan County. On May 20, 1998, the Okanogan Highlands Alliance amended the action by naming the Okanogan County Health District as an additional respondent. The action challenged the decision of the Okanogan County Health District that Solid Waste Permits are not required for the Crown Jewel mine tailings and waste rock piles. The action sought an order declaring that such decision violated the Washington Solid Waste Management Act and other state and local laws and regulations and was therefore null and void. On January 21, 1999, the Court ruled that the Company and the other respondents were entitled to have the action dismissed and, on February 12, 1999, the Court entered the final judgment. The time for appeal has elapsed without the plaintiffs filing a notice of appeal.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                           10 Limited Waiver and Amending Agreement, dated as of April 30, 1999, between Battle Mountain Canada Ltd. and Canadian Imperial Bank of Commerce

                           11   Computations of Earnings (Loss) per Common Share

                           27   Financial Data Schedule

                           99 Letter from the Department of the Interior and the Department of Agriculture regarding the January 1997 Record of Decision for the Crown Jewel project

                 (b)      Reports on Form 8-K

                           A Current Report on Form 8-K, dated March 26, 1999, was filed containing a press release issued by Battle Mountain Gold Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BATTLE MOUNTAIN GOLD COMPANY

Date:  May 17, 1999                                  /s/ Jeffrey L. Powers
                                        ----------------------------------------
                                                       Jeffrey L. Powers
                                                 Vice President and Controller