Form 10-Q
period 1999-06-30
BATTLE MOUNTAIN GOLD CO
filed 1999-08-16
CIK 771498

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                              Yes    X      No
                                  ---------    ---------

     Number of shares of Common Stock outstanding as of the latest practicable date, July 31, 1999: 130,216,963. In addition, as of such date, there were outstanding 99,648,861 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX

                                                                           PAGE
Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
              for the three and six months ended June 30, 1999 and 1998      1

           Condensed Consolidated Balance Sheet
              at June 30, 1999 and December 31, 1998                         2

           Condensed Consolidated Statement of Cash Flows
              for the six months ended June 30, 1999 and 1998                3

           Notes to Condensed Consolidated Financial Statements              4

           Supplemental Information - Operating Data                         7

           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9

           Quantitative and Qualitative Disclosures About Market Risk       13


Part II. Other Information                                                  14


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      Three months ended     Six months ended
                                                           June 30                June 30
                                                           -------                -------
MILLIONS, EXCEPT PER SHARE AMOUNTS                      1999       1998       1999       1998
                                                      --------   --------   --------   --------

Sales                                                 $   53.4   $   68.3   $  107.2   $  147.2
                                                      --------   --------   --------   --------
Costs and expenses
   Production costs                                       36.3       39.7       72.9       83.4
   Depreciation, depletion and amortization               15.8       19.6       30.2       42.5
   Exploration, evaluation & other lease costs, net        5.3        7.5        9.2       12.8
   General and administrative expenses                     3.7        3.7        7.0        7.4
   Asset write-downs (Note 2)                              9.5          -       19.9          -
                                                      --------   --------   --------   --------
         Total costs and expenses                         70.6       70.5      139.2      146.1
                                                      --------   --------   --------   --------

Operating income (loss)                                  (17.2)      (2.2)     (32.0)       1.1

   Interest expense                                       (3.8)      (4.6)      (7.5)      (9.4)
   Interest income                                         1.4        3.4        2.4        6.0
   Foreign currency exchange gain (loss), net              3.7       (5.9)       6.8       (5.4)
   Minority interest in net loss (income)                  0.4       (1.0)       0.6       (1.3)
   Equity in losses of Lihir                                 -       (1.3)         -       (2.7)
   Other income, net                                       0.1        0.3        0.5        0.4
                                                      --------   --------   --------   --------

Loss before income taxes                                 (15.4)     (11.3)     (29.2)     (11.3)

   Income tax benefit                                      0.1        3.4        2.2        3.6
   Mining tax expense                                     (0.1)      (1.4)      (0.3)      (3.2)
                                                      --------   --------   --------   --------

Net loss                                                 (15.4)      (9.3)     (27.3)     (10.9)
    Preferred dividends                                    1.8        1.8        3.7        3.7
                                                      --------   --------   --------   --------

Net loss to common shares                             $  (17.2)  $  (11.1)  $  (31.0)  $  (14.6)
                                                      ========   ========   ========   ========

Loss per common share
    Basic and diluted (Note 3)                        $   (.07)  $   (.05)  $   (.13)  $   (.06)
                                                      ========   ========   ========   ========

Dividends per common share                            $      -   $      -   $      -   $   .025
                                                      ========   ========   ========   ========


Average common shares outstanding for
   loss per share purposes - basic and diluted           229.8      229.8      229.9      229.8
                                                      ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.


                             BATTLE MOUNTAIN GOLD COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                                       June 30,        December 31,
                                                         1999              1998
                                                      ----------       ------------
MILLIONS                                              (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                          $ 75.6            $147.6
     Restricted cash                                       7.1               7.7
     Accounts and notes receivable                        11.7              13.8
     Product inventories                                   8.5               8.9
     Materials and supplies, at average cost              25.8              23.4
     Assets held for sale (Note 2)                        88.4             108.3
     Other current assets                                  4.2               2.7
                                                        ------            ------
         Total current assets                            221.3             312.4

   Investments                                            20.7              19.4

   Property, plant and equipment, net                    342.3             341.9

   Other assets                                           17.0              20.4
                                                        ------            ------

Total assets                                            $601.3            $694.1
                                                        ======            ======


Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings                              $    -            $ 14.9
     Current maturities of long-term debt (Note 5)        30.0              37.0
     Accounts payable                                     18.8              14.3
     Income and mining taxes payable                      13.9              23.9
     Other current liabilities                             9.9              12.9
                                                        ------            ------
         Total current liabilities                        72.6             103.0

   Long-term debt (Note 5)                               186.2             203.6
   Deferred income and mining taxes                       69.3              72.0
   Other liabilities                                      51.3              50.1
                                                        ------            ------
         Total liabilities                               379.4             428.7

   Minority interest                                       7.0              17.7

   Commitments and contingencies (Notes 5, 7, 9 and 10)      -                 -

   Shareholders' equity (Note 4)                         214.9             247.7
                                                        ------            ------

Total liabilities and shareholders' equity              $601.3            $694.1
                                                        ======            ======



   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six Months Ended
                                                                  June 30

     MILLIONS                                                1999         1998
     --------                                               ------       ------
Cash flows from operating activities
   Net loss                                                 $(27.3)      $(10.9)
   Adjustments to reconcile net loss to cash flows
    from operating activities:
       Depreciation, depletion and amortization               30.2         42.5
       Deferred income taxes                                  (5.4)       (10.5)
       Foreign currency exchange loss (gain), net             (6.8)         5.4
       Asset write-downs (Note 2)                             19.9            -
       Equity in losses of Lihir                                 -          2.7
       Change in working capital accounts, net                (5.7)         6.4
       Other, net                                             (2.3)         5.3
                                                            ------       ------

Net cash flows provided by operating activities                2.6         40.9
                                                            ------       ------

Cash flows from investing activities
   Capital expenditures                                      (22.9)       (28.3)
   Crown Butte liquidating dividend to
      minority shareholders                                  (11.0)           -
   Investment in Lihir Gold Limited                              -        (11.5)
   Other, net                                                 (0.2)         1.9
                                                            ------       ------

Net cash flows used in investing activities                  (34.1)       (37.9)
                                                            ------       ------

Cash flows from financing activities
   Debt repayments                                           (24.4)       (24.2)
   Decrease in short-term borrowings                         (14.9)        (4.4)
   Cash dividend payments                                     (3.7)        (9.5)
   Decrease (increase) in restricted cash                      0.6         (4.3)
   Other, net                                                  0.3          0.2
                                                            ------       ------

Net cash flows used in financing activities                  (42.1)       (42.2)
                                                            ------       ------

Effect of exchange rate changes on cash and
   cash equivalents                                            1.6          0.4
                                                            ------       ------

Net decrease in cash and cash equivalents                    (72.0)       (38.8)
Cash and cash equivalents at beginning of period             147.6        185.0
                                                            ------       ------

Cash and cash equivalents at end of period                  $ 75.6       $146.2
                                                            ======       ======


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  General Information

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company ("BMG"), necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries ("the Company") and should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was amended by SFAS No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the current level of its hedging activities, the Company believes that the implementation of this standard will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

Note 2.  Asset Write-Downs

In the first and second quarters of 1999, the Company recorded $10.4 million and $9.5 million, respectively, of write-downs of its investment in Niugini Mining Limited ("NML"), an asset held for sale. Decreases in the market value of the Lihir Gold Limited ("Lihir") stock held by NML necessitated the write-downs.

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

Note 4.  Comprehensive Loss

The Company's comprehensive loss follows:


                                                     Three Months Ended            Six Months Ended
                                                          June 30                      June 30
                                                     ------------------           -------------------

  MILLIONS                                            1999        1998             1999        1998
  --------                                           -------     -------          -------     -------
  Net loss                                           $ (15.4)    $ (9.3)          $ (27.3)    $ (10.9)
  Foreign currency translation adjustments              (0.1)       0.4              (2.0)        0.2
                                                     -------     -------          -------     -------

  Comprehensive loss                                 $ (15.5)    $ (8.9)          $ (29.3)    $ (10.7)
                                                     =======     ======           =======     =======

Note 5.  Debt

The Company's outstanding loan agreement with Canadian Imperial Bank of Commerce, as amended (the "Loan Agreement") has been amended. Also, certain provisions have been waived until July 31, 2000. This amendment to the Loan Agreement requires, by no later than August 31, 1999, completion of definitive documentation restructuring the Loan Agreement or a reduction in the amount owed to Canadian Imperial Bank of Commerce. The Company expects that definitive documentation will be completed by that date or that an extension of the date will be granted.

Note 6.  Geographic and Segment Information

Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:


                                              GOLDEN      KORI                  BATTLE     VERA/     CROWN    CORP &
MILLIONS                            TOTAL      GIANT      KOLLO     HOLLOWAY   MOUNTAIN    NANCY     JEWEL     OTHER
--------                          --------   --------    -------    --------   --------   -------   -------   -------
THREE MONTHS ENDED JUNE 30, 1999
Gross revenues                    $   53.4   $   23.2    $  19.9    $   6.2     $  -       $ 4.1    $ -       $   -
Operating expenses                    61.1       20.1       21.9        7.6      (0.3)       2.5      -           9.3
Asset write-downs                      9.5        -          -           -         -         -        -           9.5
                                   -------   --------    -------    -------     -----      -----    -----     -------
Operating income (loss)              (17.2)  $    3.1    $  (2.0)   $  (1.4)    $ 0.3      $ 1.6    $ -       $ (18.8)
                                             ========    =======    =======     =====      =====    =====     =======
Other income, net                      1.8
                                   -------
Loss before income taxes           $ (15.4)
                                   =======

THREE MONTHS ENDED JUNE 30, 1998
Gross revenues                     $  68.3   $   26.5    $  25.8    $   5.7     $ 3.2      $ 3.8    $  -      $   3.3
Operating expenses                    70.5       17.6       28.6        6.8       2.6        2.0       -         12.9
                                   -------   --------    -------    -------     -----      -----    -----     -------
Operating income (loss)               (2.2)  $    8.9    $  (2.8)   $  (1.1)    $ 0.6      $ 1.8    $  -      $  (9.6)
                                             ========    =======    =======     =====      =====    =====     =======
Other expenses, net                   (9.1)
                                   -------
Income before income taxes         $ (11.3)
                                   =======

SIX MONTHS ENDED JUNE 30, 1999
Gross revenues                     $ 107.2   $   44.8    $  42.1    $  12.2     $   -      $ 8.1    $  -      $   -
Operating expenses                   119.3       38.3       44.9       15.0      (0.2)       4.6                 16.7
Asset write-downs                     19.9        -          -           -         -           -        -        19.9
                                   -------   --------    -------    -------     -----      -----    -----     -------
Operating income (loss)              (32.0)  $    6.5    $  (2.8)   $  (2.8)    $ 0.2      $ 3.5    $  -      $ (36.6)
                                             ========    =======    =======     =====      =====    =====     =======
Other income, net                      2.8
                                   -------
Loss before income taxes           $ (29.2)
                                   =======

SIX MONTHS ENDED JUNE 30, 1998
Gross revenues                     $ 147.2   $   58.0    $  53.1    $  11.2     $ 9.3      $ 7.3    $  -      $   8.3
Operating expenses                   146.1       37.0       58.1       13.8       6.6        4.0       -         26.6
                                   -------   --------    -------    -------     -----      -----    -----     -------
Operating income (loss)                1.1   $   21.0    $  (5.0)   $  (2.6)    $ 2.7      $ 3.3    $ -       $ (18.3)
                                             ========    =======    =======     =====      =====    =====     =======
Other expenses, net                  (12.4)
                                   -------
Income before income taxes         $ (11.3)
                                   =======

Total assets  -  June 30, 1999     $ 601.3   $  106.5    $  96.6    $  78.8     $48.5      $28.3    $33.9     $ 208.7
                                   =======   ========    =======    =======     =====      =====    =====     =======
Total assets  -  December 31,
  1998                             $ 694.1   $  144.6    $ 107.9    $  79.7     $42.4      $24.8    $31.8     $ 262.9
                                   =======   ========    =======    =======     =====      =====    =====     =======

Note 7.  Crown Jewel

The Company is continuing to work toward earning up to a 54% interest in the Crown Jewel project in Washington state by bringing the property into commercial production. Certain positive permit decisions and approvals have been received for the project, but additional state permit decisions and approvals are pending. Pursuant to the mandate contained in federal Public Law 106-31, the Departments of the Interior and Agriculture reinstated the project's Record of Decision on May 28, 1999, and the United States Forest Service and Bureau of Land Management approved the Company's Plan of Operations on June 1, 1999 and June 2, 1999, respectively. Public Law 106-31 became effective May 21, 1999 and overturned the March 26, 1999 notification from the Departments of the Interior and Agriculture which had vacated the Record of Decision and denied the Plan of Operations for the Crown Jewel project.

Note 8.  Summarized Financial Information

The following summarized information of Battle Mountain Canada Ltd. ("BMCL") is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the BMCL Exchangeable Shares:


                                       Three Months Ended                    Six Months Ended
                                             June 30                             June 30
                                       -------------------                 -------------------
MILLIONS                                 1999       1998                    1999        1998
--------                               -------     -------                 -------     -------
Sales                                  $  29.5     $  35.5                 $  57.0     $  77.5
Costs and expenses                        40.7        31.7                    78.7        66.0
                                       -------     -------                 -------     -------
Operating income (loss)                $ (11.2)    $   3.8                 $ (21.7)    $  11.5
                                       =======     =======                 =======     =======

Net loss                               $  (7.9)    $  (4.6)                $ (16.7)    $  (2.6)
                                       =======     =======                 =======     =======


Note 9.  Environmental Matters

The Company's Annual Report on Form 10-K for the year ended December 31, 1998 contained a description of the Company's closure and reclamation efforts with respect to the San Luis mine in Colorado, which ceased operations in November 1996. By letter dated August 10, 1999, the United States Environmental Protection Agency (the "EPA") advised the Colorado Department of Health and the Environment (the "CDPHE") and the Company that the EPA believes that discharges of pollutants without a permit have occurred at the San Luis mine site in violation of Section 301(a) of the Clean Water Act. The letter served to notify the Company and the CDPHE that the EPA will take direct action if the CDPHE fails to take action and secure appropriate injunctive relief and penalty. The Company intends to continue to cooperate with both state and federal regulatory authorities to address the matter. It is not possible to predict the nature or scope of any action that might be taken by either of the regulatory authorities, which actions could include seeking injunctive relief requiring further on-site response actions and the imposition of a monetary penalty.

Note 10.  Other Contingencies

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

                          BATTLE MOUNTAIN GOLD COMPANY
            SUPPLEMENTAL INFORMATION - OPERATING DATA (Unaudited) (1)
              (Production data reflects BMG attributable interests)
                              (Ounces in thousands)


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30                           June 30
                                                                  ------------------------          ------------------------
                                                                   1999             1998             1999             1998
                                                                  -------          -------          -------          -------
        GOLDEN GIANT
            Gold ounces recovered                                     86             87                164             190
            Silver ounces recovered                                    4              9                  7              17
        --------------------------------------------------------------------------------------------------------------------
          Cost per Gold Ounce Produced
            Cash production costs                                  $ 151          $ 129              $ 158           $ 121
            Depreciation, depletion and amortization                  68             68                 66              68
            Reclamation and mine closure costs                         4              4                  4               4
                                                                   -----          -----              -----           -----
            Total production costs                                 $ 223          $ 201              $ 228           $ 193
        --------------------------------------------------------------------------------------------------------------------

        KORI KOLLO (88% Interest)
            Gold ounces recovered                                     62             71                126             148
            Silver ounces recovered                                  165            209                366             445
        --------------------------------------------------------------------------------------------------------------------
          Cost per Gold Ounce Produced (2)
            Cash production costs                                  $ 195          $ 183              $ 189           $ 175
            Depreciation, depletion and amortization                  89            130                 87             132
            Reclamation and mine closure costs                        11             11                 11              10
                                                                   -----          -----              -----           -----
            Total production costs                                 $ 295          $ 324              $ 287           $ 317
        --------------------------------------------------------------------------------------------------------------------

        HOLLOWAY (84.65% Interest)
            Gold ounces recovered                                     23             21                 43              39
        --------------------------------------------------------------------------------------------------------------------
          Cost per Gold Ounce Produced
            Cash production costs                                  $ 204          $ 220              $ 205           $ 236
            Depreciation, depletion and amortization                 133            112                130             116
            Reclamation and mine closure costs                         3              2                  2               2
                                                                   -----          -----              -----           -----
            Total production costs                                 $ 340          $ 334              $ 337           $ 354
        --------------------------------------------------------------------------------------------------------------------

        VERA/NANCY (50% Interest)
            Gold ounces recovered                                     16             13                 30              25
            Silver ounces recovered                                   12             10                 24              20
        --------------------------------------------------------------------------------------------------------------------
          Cost per Gold Ounce Produced
            Cash production costs                                  $ 119          $ 127              $ 118           $ 132
            Depreciation, depletion and amortization                  36             29                 34              28
            Reclamation and mine closure costs                         1              1                  1               1
                                                                   -----          -----              -----           -----
            Total production costs                                 $ 156          $ 157              $ 153           $ 161
        --------------------------------------------------------------------------------------------------------------------

        OTHER (3)
            Gold ounces recovered                                                    24                                 59
            Silver ounces recovered                                                  32                                 68
        --------------------------------------------------------------------------------------------------------------------
          Cost per Gold Ounce Produced
            Cash production costs                                                 $ 233                              $ 222
            Depreciation, depletion and amortization                                 89                                 94
                                                                                  -----                              -----
            Total production costs                                                $ 322                              $ 316
        --------------------------------------------------------------------------------------------------------------------


                          BATTLE MOUNTAIN GOLD COMPANY
            SUPPLEMENTAL INFORMATION - OPERATING DATA (Unaudited) (1)
              (Production data reflects BMG attributable interests)
                              (Ounces in thousands)


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30                           June 30
                                                                  ------------------------          ------------------------
                                                                   1999             1998             1999             1998
                                                                  -------          -------          -------          -------
      AGGREGATE DATA
         Gold ounces recovered - BMG share                           187             216              363              461
         Gold ounces sold - BMG share                                186             215              363              459
         Gold ounces recovered                                       195             240              380              516
         Gold ounces sold                                            194             240              380              514
         Average price per gold ounce realized                     $ 271           $ 314            $ 278            $ 309
        --------------------------------------------------------------------------------------------------------------------

         Silver ounces recovered - BMG share                         181             260              397              550
         Silver ounces sold - BMG share                              180             259              397              547
         Silver ounces recovered                                     203             298              447              634
         Silver ounces sold                                          202             298              447              630
         Average price per silver ounce realized                  $ 5.08          $ 5.62           $ 5.19           $ 5.98
        --------------------------------------------------------------------------------------------------------------------

         Weighted Average Cost per Gold Ounce Produced
         Cash production costs                                    $  170          $  167           $  171           $  162
         Depreciation, depletion and amortization                     80              93               79               94
         Reclamation and mine closure costs                            6               5                6                5
                                                                  ------          ------           ------           ------
         Total production costs                                   $  256          $  265           $  256           $  261
        --------------------------------------------------------------------------------------------------------------------


(1) Effective January 1, 1999, current and prior period production costs are presented on an ounces-produced basis, versus an ounces-sold basis as previously reported.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the unaudited condensed consolidated financial statements and notes preceding this discussion.

OVERVIEW

Write-downs of the Company's investment in NML, lower gold production and continued low gold prices resulted in net losses of $17.2 million and $31.0 million for the three and six month periods ended June 30, 1999, respectively. Foreign currency exchange gains and decreased depreciation, production and exploration costs partially offset the impacts of these unfavorable items. Operating cash flows for the first six months of 1999 declined due to lower sales and gold prices and an increase in working capital. The Company's available cash decreased $72.0 million as a result of capital expenditures, a liquidating dividend and debt repayments.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Company generated cash flows of $2.6 million from operating activities during the six months ended June 30, 1999 compared with $40.9 million for the same period in 1998. The decrease was primarily the result of lower gold prices and production, and increased working capital primarily resulting from higher income tax payments in 1999.

INVESTING ACTIVITIES. Capital expenditures totaled $22.9 million in the first half of 1999 compared with $28.3 million during the same period in 1998. Capital expenditures in 1998 included $4.5 million of capitalized interest paid related to the Company's investment in Lihir. The Company currently expects to invest approximately $47.0 million of capital expenditures in 1999 and is continuing to evaluate strategic opportunities that may exist as a result of depressed gold prices. In March 1999, Crown Butte Resources Ltd. paid an $11.0 million liquidating dividend to its minority shareholders. In May 1998, NML increased its investment in Lihir by $11.5 million, maintaining the Company's 8.65% attributable equity interest in Lihir.

FINANCING ACTIVITIES. The Company made $39.3 million of debt and short-term borrowing repayments in the first six months of 1999 compared with $28.6 million in the same period in 1998. Cash dividends decreased from $9.5 million to $3.7 million in the first half of 1999 as the Company suspended its semi-annual common stock dividend in February 1999.

The Company's outstanding Loan Agreement with Canadian Imperial Bank of Commerce has been amended. Also, certain provisions have been waived until July 31, 2000. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion.

Registration statements on file with the Securities and Exchange Commission and regulatory authorities in Canada qualify for sale the 65.2 million shares of the Company's common stock outstanding effectively held by Noranda Inc. The Company will not receive proceeds from the sales of any shares sold, should they occur.

CONCLUSION. The Company believes it will be able to fund its cash requirements over the next twelve months through a combination of current cash, future cash flows from operations, proceeds from potential asset sales including NML, and/or future debt or equity security issuances.

RESULTS OF OPERATIONS

The Company recorded net losses to common shares of $17.2 million ($.07 per share) and $31.0 million ($.13 per share) for the three and six month periods ended June 30, 1999, respectively. This compares with losses of $11.1 million ($.05 per share) and $14.6 million ($.06 per share), respectively, for the same periods in 1998. Results of operations in 1999 were negatively impacted by write-downs of the Company's investment in NML and lower gold production and prices, partially offset by foreign currency exchange gains and decreased depreciation, production and exploration costs.

The results of operations of the Lihir and San Cristobal mines are not included with those of the Company in 1999 because NML was classified as an asset held for sale effective December 31, 1998. Lihir was accounted for as an equity investment in 1998.


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30                           June 30
                                                                  ------------------------          ------------------------
                                                                   1999             1998             1999             1998
                                                                  -------          -------          -------          -------
   Gold sales - 100%, thousand ounces                                 194             240              380              514

   Average gold revenue realized per ounce - 100%                   $ 271           $ 314            $ 278            $ 309

   Average London PM gold fix per ounce                             $ 273           $ 300            $ 280            $ 297


Sales decreased for the three and six month periods ended June 30, 1999 compared with the same periods in 1998 primarily as a result of decreased production and lower realized gold prices. Excluding the Company's share of Lihir gold sales in 1998, sales volumes were 24,000 ounces lower in the second quarter of 1999 and 90,000 ounces lower in the first half 1999. Lower production at Golden Giant in 1999 was attributable to increased gold inventory in the mill circuit and lower head grades, while decreases at Kori Kollo were primarily the result of lower head grades. Also contributing to the overall decrease in sales volumes in 1999 was the classifying of NML as an asset held for sale and the placing of the Battle Mountain Complex Reona mine on care and maintenance effective January 1, 1999. Sales generated from gold production from the Reona mine are netted against production costs for financial statement presentation purposes.

The average realized price of gold decreased in 1999 as a result of decreased spot gold prices. Average realized prices for the periods shown in 1998 were higher than the average London PM fix price for the same periods due to gains recognized from forward sales at Lihir.


        AGGREGATE ATTRIBUTABLE PRODUCTION COSTS                       Three Months Ended                Six Months Ended
          PER OUNCE OF GOLD PRODUCED                                      June 30                           June 30
                                                                  ------------------------          ------------------------
                                                                   1999             1998             1999             1998
                                                                  -------          -------          -------          -------
        Direct mining costs                                         $ 169            $ 168            $ 171            $ 163
        Deferred stripping adjustments                                -                -                -                  1
        Third party smelting, refining and transportation costs         2                2                2                2
        By-product credits included in sales                           (5)              (7)              (6)              (7)
                                                                    -----            -----            -----            -----
            Cash operating costs                                      166              163              167              159
        Royalties*                                                      4                4                4                3
                                                                    -----            -----            -----            -----
            Total cash costs                                          170              167              171              162
        Depreciation, depletion and amortization                       80               93               79               94
        Reclamation and mine closure costs                              6                5                6                5
                                                                    -----            -----            -----            -----
            Total production costs                                  $ 256            $ 265            $ 256            $ 261
                                                                    =====            =====            =====            =====


  RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS
    PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS*                  Three Months Ended                 Six Months Ended
                                                                          June 30                            June 30
                                                                  ------------------------          ------------------------
  MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS            1999             1998             1999             1998
  ------------------------------------------------------          -------          -------          -------          -------
  Production costs per financial statements                       $  36.3          $  39.7          $  72.9          $  83.4
  Lihir production costs                                              -                2.7              -                5.2
  Minority interest portion of production costs                      (1.8)            (2.4)            (3.5)            (6.0)
  By-product credits included in sales                               (1.1)            (1.7)            (2.3)            (3.8)
  Reclamation and mine closure costs                                 (1.2)            (1.3)            (2.3)            (2.6)
  Inventory change and other                                         (0.5)            (1.0)            (2.6)            (1.7)
                                                                  -------          -------          -------          -------
  Production costs for per ounce calculation purposes             $  31.7          $  36.0          $  62.2          $  74.5
                                                                  =======          =======          =======          =======

  Gold ounces produced, thousands                                     187              216             363               461
                                                                  =======          =======          =======          =======

  Total cash costs per gold ounce produced                        $   170          $   167          $   171          $   162
                                                                  =======          =======          =======          =======

* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.


Total production costs decreased in the periods shown for 1999 primarily as a result of the effects of the exclusion of costs from the San Cristobal mine and the placing of the Reona mine in care and maintenance. In addition, lower total costs at Kori Kollo were partially offset by higher costs at Golden Giant. Consolidated per ounce cash costs increased in 1999 compared with 1998. Increased 1999 cash production costs per ounce at Golden Giant and Kori Kollo were partially offset by decreases at Holloway and Vera/Nancy and the exclusion of Lihir from 1999 calculations. Cost increases at Golden Giant and Kori Kollo were primarily the result of lower production.

Depreciation, depletion and amortization decreased in total and on a cost per gold ounce produced basis for the three and six month periods ended June 30, 1999 compared with the same periods in 1998. These decreases were attributable to lower production and lower asset carrying values resulting from asset write-downs taken at the end of 1998.

Exploration, evaluation and other lease costs decreased in 1999 as a result of differences in the timing of expenditures and higher exploration property sales in 1999. As a result of continuing low gold prices, the Company has reduced its estimated 1999 exploration expenditures from $25 million to $17 million.

Decreases in the market value of Lihir stock necessitated the $10.4 million and $9.5 million asset write-downs of the Company's investment in NML taken in the first and second quarters of 1999, respectively.

Interest expense decreased in the three and six month periods ended June 30, 1999 due to lower levels of average debt outstanding in 1999 compared with 1998, while interest income decreased primarily as a result of lower average levels of cash invested.

As a result of the strengthening of the Canadian and Australian dollars, the Company incurred foreign currency exchange gains in 1999 versus foreign currency exchange losses in 1998 on the U.S. dollar-denominated debt of its subsidiaries, primarily that of BMCL.

Equity in losses of Lihir totaled $1.3 million and $2.7 million for the three and six month periods of 1998. Results of Lihir are not reflected in 1999 as NML was classified as an asset held for sale effective December 31, 1998.

The Company's provision for income taxes for the three and six month periods ended June 30, 1999 reflected benefits of $0.1 million and $2.2 million, respectively, on losses before income taxes of $15.4 million and $29.2 million, respectively. In June 1999, the Company recorded an increase in the valuation allowance for U.S. deferred income taxes of $3.8 million. The Company's effective income tax rate for the first six months of 1999 was 8%. The effects of the write-downs of NML and foreign currency exchange gains are not included in the calculation of 1999 income taxes because the net deferred tax asset resulting from these items was subjected to a valuation allowance.

Mining taxes decreased for the periods presented in 1999 compared with the same periods in 1998 due to decreased mining income from the Company's Canadian mines.

OTHER

See Part II - Other Information - Legal Proceedings and Notes 5, 9 and 10 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

Unless otherwise discussed below, information for the six months ending June 30, 1999 about market risk, foreign currency risk, interest rate risk, equity risk, forward sales and hedging does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative instruments are generally used to manage interest rate, foreign currency exchange rate and commodity price risks. The Company had no material derivative contracts outstanding at June 30, 1999. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was amended by SFAS No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion.

The Company has operations in Canada and Australia in addition to operations in the United States and other countries. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost structures at these operations are primarily Canadian and Australian dollar denominated, and accordingly, these affiliates' functional currencies are the Canadian dollar and the Australian dollar, respectively. As such, the Company is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

All of the Company's revenues for the six months ended June 30, 1999 were generated from mining operations outside the United States, while assets attributable to those operations were approximately $310.2 million. As a result, the Company is exposed to risks normally associated with operations located outside the United States, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

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

The Company is nearing completion of its Y2K remediation program, with a review of its computer systems inventory, systems validation, and certification and testing stages having been completed. Both information technology ("IT") and non-IT systems, including process control equipment used at the Company's mines, that have been determined to be Y2K non-compliant have been replaced or upgraded, as appropriate. The replacement costs of those affected non-IT systems are immaterial to the Company. Some of the Company's other potential Y2K problems have been resolved through the implementation of a previously planned Y2K-compliant IT systems upgrade. In recognition of the important role that supply chain partners play in the Company's business, vendor/supplier Y2K compliance evaluations are being performed as well. An outside contractor has advised the Company on its Y2K remediation program and it is expected that the program will be completed before the fourth quarter of 1999.

The Company is continuing to review and evaluate its most likely worst-case scenario with regards to disruptions attributable to Y2K. The Company is also developing business contingency plans in order to mitigate potential disruptions, including those that may result from non-compliant systems utilized by unrelated third party governmental and business entities. It is expected that the plans will be completed in the third quarter of 1999. These plans will be reviewed and updated as necessary throughout the year 1999 and into the year 2000.

Although no assurance can be given, the Company does not anticipate any material adverse effect regarding Y2K compliance on the Company's consolidated results of operations, financial position or cash flows. The Company believes the failure of a third party to complete their Y2K compliance program will be the area of greatest risk of year 2000 having a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other."

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is working toward earning up to a 54% interest in the Crown Jewel project in Washington state. Certain positive permit decisions and approvals have been received for the Crown Jewel project, but additional state permit decisions and approvals are pending. Certain persons and groups oppose the Crown Jewel project. Among the opponents are the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group (collectively the "Anti-Development Groups") and the Confederated Tribes of the Colville Reservation (the "Colville Confederated Tribes"). The legal proceedings detailed below have been initiated by project opponents. The Company expects that additional appeals may be brought and that injunctions will be sought. The final resolution of existing and expected appeals and the timing thereof cannot be determined with any accuracy at this time.

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., NINTH CIRCUIT COURT OF APPEALS (NO. 99-35538)

During the first quarter of 1997, the United States Forest Service (the "Forest Service") issued a final Environmental Impact Statement ("EIS") and Record of Decision ("ROD") for the Crown Jewel project. The Forest Service received four administrative appeals to its EIS and ROD, all of which the Forest Service denied in the second quarter of 1997. On May 29, 1997, the Anti-Development Groups instituted an action designated Civil No. 97-806JE against the Forest Service and certain individual Forest Service decision makers in United States District Court for the District of Oregon. The action appealed the Forest Service's EIS, its ROD and its denial of the administrative appeals. The action sought the following rulings: 1) that the EIS and ROD were inadequate and violated the National Environmental Policy Act and the Administrative Procedures Act; 2) that the Forest Service's decision not to prepare and issue a supplemental EIS was not in accordance with law; and 3) that the ROD violated certain specified laws. The action also sought an award of fees and costs associated with the litigation and indicated that the plaintiffs would seek injunctive relief restraining the Forest Service from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. The Company intervened in the action and the Colville Confederated Tribes also intervened and filed a complaint alleging that the ROD was issued in violation of certain tribal rights. On December 31, 1998, the District Court granted the Company's and the Forest Service's motions for summary judgment, thereby upholding the Forest Service's EIS, ROD and administrative denial of plaintiffs' claims. On March 17, 1999, the District Court entered the order of final judgment and dismissed the case with prejudice. On May 13, 1999 and May 17, 1999, respectively, the Anti-Development Groups and the Colville Confederated Tribes appealed the District Court's decision to the Ninth Circuit Court of Appeals. The Court of Appeals has scheduled briefing of the case during September and October 1999.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD, (PCHB NOS. 97-182; 97-183; 97-186; AND 99-019)

In November 1997, the Washington Department of Ecology (the "Department of Ecology") approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. On December 1, 1997, Roger Lorenz instituted the action designated PCHB No. 97-182 against the Department of Ecology, appealing the Department's approval of one new water right application and one water right change application. On the same date, the Okanogan Highlands Alliance, the Washington Environmental Council and the Center for Environmental Law and Policy instituted the action designated PCHB No. 97-183 against the Department of Ecology and the Company. The action challenges the Department of Ecology's water rights decisions, claiming that such decisions violated the State Water Code, Water Resources Act, Administrative Procedures Act and Environmental Policy Act. The action seeks an order reversing the Department of Ecology's decisions or, in the alternative, vacating the Reports of Examination and remanding the applications to the Department of Ecology for further study. The action has been joined by Triple Creek, a nonprofit corporation. On December 2, 1997, the Colville Confederated Tribes instituted the action designated PCHB No. 97-186 against the Department of Ecology and the Company. The action makes the same challenge and seeks the same relief as PCHB No. 97-183. The Washington Pollution Control Hearings Board (the "PCHB") granted the Company's request to consolidate PCHB Nos. 97-182; 97-183; and 97-186 for hearing. However, the PCHB determined that the water quality issues raised by the appeals will only be decided after a hearing on the 401 Water Quality Certification. On October 23, 1998, the PCHB entered an order dismissing certain of the plaintiffs' claims and ruled in favor of the Company on eight additional claims on February 16, 1999.

In January 1999, the Department of Ecology granted the Company 401 Water Quality Certification for the Crown Jewel project. On February 12, 1999, the Okanogan Highlands Alliance and the Washington Environmental Council instituted an action designated PCHB No. 99-019 against the Department of Ecology and the Company, appealing the Department's grant of the 401 Certification, approval of certain performance securities and issuance of an Addendum to the Environmental Impact Statement. The action has been consolidated with the above-described actions. The action seeks determinations that: 1) the 401 Certification is invalid, illegal, null and void; 2) the performance security fails to meet the requirements of the Washington Metals Mining and Milling Act; 3) the Addendum violates the State Environmental Policy Act; 4) all decisions based on the Addendum are null and void; 5) the matter be remanded to the Department of Ecology for preparation of a Supplemental Environmental Impact Statement; and 6) other relief, including injunctive relief, as the PCHB deems appropriate. A hearing on the merits has been scheduled for September 1999.

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

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. U.S. BUREAU OF LAND MANAGEMENT, ET AL., INTERIOR BOARD OF LAND APPEALS (IBLA NOS. 99-345 AND 99-347)

On June 2, 1999, the Bureau of Land Management approved the Plan of Operations for the Crown Jewel project. On July 19, 1999, the Anti-Development Groups and the Colville Confederated Tribes each filed a Notice of Appeal and Petition for Stay Pending Appeal with the United States Department of the Interior Office of Hearings and Appeals Interior Board of Land Appeals. The Colville Confederated Tribes also requested that the two appeals be consolidated. The Appeals request that the Board remand the Plan of Operations approval back to the Bureau of Land Management with instructions to deny the Plan on the basis that the Plan of Operations is allegedly based on illegal uses of lode mining claims under the Mining Law and upon invalid lode mining claims. The Appeals also request that the Plan of Operations approval be stayed until the appellants' claims are decided. The Company has filed a Petition to Intervene in the matter and the Company and the Department of the Interior have filed Responses to the Petitions for Stay.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                  (a)      Annual Meeting of Shareholders
                           April 30, 1999

                  (c)      PROPOSAL                     FOR             AGAINST         WITHHELD          ABSTAIN
                           --------                     ---             -------         --------          -------

                  Election of Directors
                      Ian D. Bayer                     185,568,247          *            4,819,681            *
                      Charles E. Childers              185,579,421          *            4,808,507            *
                      Karl E. Elers                    185,603,686          *            4,784,242            *

                  Ratification of appointment of
                  PricewaterhouseCoopers LLP as
                  independent public accountants       188,972,832        747,142            *              649,594

                  * Not Applicable

                  Each of the nominees for director were elected and the appointment of PricewaterhouseCoopers LLP was ratified.




ITEM 5.           OTHER INFORMATION

The Company's Annual Report on Form 10-K for the year ended December 31, 1998 contained a description of the Company's closure and reclamation efforts with respect to the San Luis mine in Colorado, which ceased operations in November 1996. By letter dated April 10, 1999, the United States Environmental Protection Agency (the "EPA") advised the Colorado Department of Health and the Environment (the "CDPHE") and the Company that the EPA believes that discharges of pollutants without a permit have occurred at the San Luis mine site in violation of Section 301(a) of the Clean Water Act. The letter served to notify the Company and the CDPHE that the EPA will take direct action if the CDPHE fails to take action and secure appropriate injunctive relief and penalty. The Company intends to continue to cooperate with both state and federal regulatory authorities to address the matter. It is not possible to predict the nature or scope of any action that might be taken by either of the regulatory authorities, which actions could include seeking injunctive relief requiring further on-site response actions and the imposition of a monetary penalty.





ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10       Second  Limited  Waiver  and  Amending  Agreement,  dated as of July 24,  1999, between Battle Mountain Canada Ltd. and Canadian Imperial Bank of Commerce

                           11       Computations of Earnings (Loss) per Common Share

                           27       Financial Data Schedule

                           99 Letter from the Department of the Interior and the Department of Agriculture reinstating the Record of Decision for the Crown Jewel project

                  (b)      Reports on Form 8-K

                           A Current Report on Form 8-K, dated May 21, 1999, was filed containing a press release issued by Battle
                           Mountain Gold Company.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BATTLE MOUNTAIN GOLD COMPANY


Date:  August 16, 1999                                    /s/ Jeffrey L. Powers
                                               -------------------------------------------------
                                                              Jeffrey L. Powers
                                                              Vice President and Controller
                                                              (Chief Accounting Officer)

                                       17