Form 10-K405/A
period 1998-12-31
BATTLE MOUNTAIN GOLD CO
filed 1999-09-01
CIK 771498

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

The information appearing in Part II, Item 8 of Battle Mountain Gold Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is hereby amended as indicated in the Index to Consolidated Financial Statements as "II. Lihir Gold Limited" to include the following financial statements of Lihir Gold Limited.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     Index to Consolidated Financial Statements

                                                               Page
                                                               ----
II.        LIHIR GOLD LIMITED

           Report of Independent Accountants...................   2

           Profit and Loss Accounts............................   3

           Balance Sheets......................................   4

           Statements of Cash Flows............................   5

           Notes to Financial Statements.......................   6

                                                           LIHIR GOLD LIMITED

                        REPORT OF INDEPENDENT ACCOUNTANTS



THE BOARD OF DIRECTORS
LIHIR GOLD LIMITED
PORT MORESBY
PAPUA NEW GUINEA


We have audited the financial statements of Lihir Gold Limited for the year ended 31 December 1998 as set out on pages 3 to 29. The Company's Directors are responsible for the preparation and presentation of the financial statements and the information they contain. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.


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


As described in Note 28 to the financial statements, the Company's accounting policies vary in certain important respects from the accounting principles generally accepted in the United States. Note 28 reconciles these differences.

                          LIHIR GOLD LIMITED

AUDIT OPINION

In our opinion:

(a)      the financial statements of Lihir Gold Limited are properly drawn up:

         (i) so as to give a true and fair view of the state of affairs of the Company at 31 December 1998 and of the results and cash flows of the Company for the year ended on that date; and

         (ii)     in accordance with the provisions of the Companies Act 1997;
                  and

         (iii)    in accordance with applicable Accounting Standards;


(b) the accounting and other records (including registers) examined by us have been properly kept in accordance with the Companies Act.





PRICEWATERHOUSECOOPERS


 /s/ Robert Hubbard
----------------------
By R Hubbard
Registered under the Accountants Registration Act (Chapter 89)

PORT MORESBY, PAPUA NEW GUINEA




On 28th day of  April 1999

                                LIHIR GOLD LIMITED



                              PROFIT AND LOSS ACCOUNTS
           FOR THE YEARS ENDED 31 DECEMBER 1998, 1997, 1996, 1995 AND 1994



                                                                          US$ 000
                                                 NOTE        1998          1997          1996          1995          1994
SALES REVENUE                                              184,718        56,966           -             -             -

OPERATING EXPENSES
  Mining expenses                                          (62,261)      (15,562)          -             -             -
  Processing costs                                         (30,339)       (5,609)          -             -             -
  Power generation costs                                   (11,097)       (3,264)          -             -             -
  General and administrative costs                         (19,726)       (8,427)          -             -             -
  Refining, royalty and management fees                     (7,548)       (2,042)          -             -             -
  Costs deferred and transferred to                         15,258        11,588           -             -             -
inventories
Total operating expenses                                  (115,713)      (23,316)          -             -             -

                                                          -------------------------
OPERATING PROFIT BEFORE DEPRECIATION,                       69,005        33,650           -             -             -
ABNORMAL ITEMS, INTEREST AND TAX

Depreciation and amortisation                              (46,123)       (8,918)          -             -             -

                                                          -------------------------
OPERATING PROFIT BEFORE ABNORMAL ITEMS,                     22,882        24,732           -             -             -
INTEREST AND TAX

Net interest expense                               5       (28,970)       (6,593)          -             -             -


                                                          -------------------------
OPERATING PROFIT BEFORE ABNORMAL ITEMS AND         5        (6,088)
INCOME TAX

Abnormal item                                      5        (9,370)

                                                          -------------------------
OPERATING PROFIT BEFORE INCOME TAX                         (15,458)       18,139           -             -             -

Income tax attributable to operating profit       14         5,186        (6,338)          -             -             -

                                                          -------------------------
OPERATING PROFIT AFTER INCOME TAX                          (10,272)       11,801           -             -             -

Retained profits at the beginning of the                    11,801           -             -             -             -
period

Total available for appropriation                            1,529        11,801           -             -             -

Dividends provided for or paid                                               -             -             -             -

                                                          -------------------------
RETAINED PROFITS AT THE END OF THE FINANCIAL
PERIOD                                                       1,529        11,801           -             -             -
                                                          -------------------------

The accompanying notes form part of these financial accounts

                     BALANCE SHEETS AS AT 31 DECEMBER 1998, 1997, 1996 AND 1995

                                                                                            US$ 000
                                                           NOTE        1998           1997           1996           1995
CURRENT ASSETS
Cash                                                         6         82,459         30,640            44,002        363,099
Inventories                                                  8         22,054         21,953                 -              -
Receivables and prepayments                                  9          7,149          6,282                42            420
Other current assets                                        10         12,845          6,320                 -              -
                                                                   -------------- -------------- -------------- --------------
TOTAL CURRENT ASSETS                                                  124,507         65,195            44,044        363,519

NON-CURRENT ASSETS

Inventories                                                  8          6,804          4,262                 -              -
Receivables and prepayments                                  9              5            418                 -              -
Development and mining properties                           11        882,983        889,049           670,412        268,235
Other non current assets                                    10         34,428         26,732            20,496              -
                                                                   -------------- -------------- -------------- --------------
TOTAL NON-CURRENT ASSETS                                              924,220        920,461           690,908        268,235

                                                                   -------------- -------------- -------------- --------------
TOTAL ASSETS                                                        1,048,727        985,656           734,952        631,754
                                                                   -------------- -------------- -------------- --------------


CURRENT LIABILITIES
Accounts payable                                            12         27,442         19,459            51,055         10,054
Provisions                                                  13          1,508            579               516            218
Borrowings                                                  22         44,430         26,623               540              -
Deferred hedging income                                     23            684              -                 -              -
Retentions                                                                  0            421             1,527            168
                                                                   -------------- -------------- -------------- --------------
TOTAL CURRENT LIABILITIES                                              74,064         47,082            53,638         10,440

NON CURRENT LIABILITIES

Provisions                                                  13         10,268          6,131                 -              -
Borrowings                                                  22        273,869        299,328            60,000              -
Deferred hedging income                                     23            684              -                 -              -
                                                                   -------------- -------------- -------------- --------------
TOTAL NON CURRENT LIABILITIES                                         284,821        305,459            60,000              -

                                                                   -------------- -------------- -------------- --------------
TOTAL LIABILITIES                                                     358,885        352,541           113,638         10,440
                                                                   -------------- -------------- -------------- --------------

NET ASSETS                                                            689,842        633,115           621,314        621,314
                                                                   -------------- -------------- -------------- --------------

SHAREHOLDERS' EQUITY
Paid up capital                                             18        688,313        621,314           621,314        621,314

Reserves                                                    19                             -                 -              -
Retained Earnings                                                       1,529         11,801                 -              -
                                                                   -------------- -------------- -------------- --------------
TOTAL SHAREHOLDERS' EQUITY                                            689,842        633,115           621,314        621,314
                                                                   -------------- -------------- -------------- --------------

                        STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDING 31 DECEMBER 1998, 1997, 1996, 1995 AND 1994

                                                                                    US$ 000
                                                       1998             1997         1996           1995           1994
CASH FLOWS FROM OPERATING
ACTIVITIES

Receipts from operating activities                       184,718         56,966            -             -           -
Payments arising from operating activities              (132,049)       (50,466)           -             -           -
                                                    -------------- -------------- -------------- -------------- --------------
                                                          52,699          6,500            -             -           -
Interest income                                            3,654            633            -             -           -
Interest paid to third parties                           (32,624)        (6,135)           -             -           -
Income taxes paid                                              -              -            -             -           -
                                                    -------------- -------------- -------------- -------------- --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  23,699            998            -             -           -

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issue of shares                             67,000              -            -       431,754           -
Joint Venture contributions                                    -              -            -        37,936      12,812
Borrowings                                                 4,900        261,527       60,540             -           -
Repayment of term debt                                   (11,262)             -            -             -           -
                                                   -------------- -------------- -------------- -------------- ---------------
                                                          60,638        261,527       60,540       469,690      12,812

CASH FLOWS FROM INVESTING
 ACTIVITIES

Property plant and equipment                             (32,518)      (216,813)    (420,417)     (123,877)    (12,812)
Decrease (Increase) in debtors                                 -         (1,994)         378          (420)          -
Decrease (Increase) in inventories                             -        (14,773)           -             -           -
Decrease (Increase) in other assets                            -         (2,848)           -             -           -
Increase (Decrease) in creditors                               -        (29,366)      42,658        10,440           -
Increase (Decrease) in other provisions                        -            632            -             -           -
Interest received                                              -          1,550       18,240         7,266           -
Interest paid to third parties                                 -        (12,275)           -             -           -
Increase in deferred hedging costs                             -              -      (20,496)            -           -
                                                   -------------- -------------- -------------- -------------- ---------------
                                                         (32,518)      (275,887)    (379,637)     (106,591)    (12,812)

                                                   -------------- -------------- -------------- -------------- ---------------
NET INCREASE/(DECREASE) IN CASH AND CASH                  51,819        (13,362)    (319,097)      363,099           -
EQUIVALENTS
                                                   -------------- -------------- -------------- -------------- ---------------

Cash balance at beginning of period                       30,640         44,002      363,099             -           -
Cash balance at end of period                             82,459         30,640       44,002       363,099           -
                                                   -------------- -------------- -------------- -------------- ---------------
                                                          51,819        (13,362)    (319,097)      363,099           -
                                                   -------------- -------------- -------------- -------------- ---------------

The accompanying notes form part of these financial statements.

                                                LIHIR GOLD LIMITED



NOTE 1:     STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements are presented in accordance with the Papua New Guinea Companies Act 1997, and comply with applicable financial reporting standards and other mandatory professional reporting requirements approved for use in Papua New Guinea by the Accounting Standards Board (ASB). The ASB has adopted International Accounting Standards and Interpretations issued by the Standing Interpretations Committee as the applicable financial reporting framework.

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

(a)      EXPLORATION AND EVALUATION EXPENDITURE

         Exploration and evaluation expenditure is accumulated separately for each area of interest. Exploration expenditure is fully written off in the financial year in which it is incurred, unless recoupment from revenue to be derived from the relevant area of interest or mineral resource, or from the sale of that area of interest, is reasonably assured.

         Evaluation expenditure is capitalised, to the extent to which its recoupment out of revenue to be derived from the relevant area of interest/mineral resource, or from sale of that area of interest, is reasonably assured.

         Exploration or evaluation expenditure written off, or provided against, is reinstated when recoupment out of revenue to be derived from the relevant area of interest or mineral resource, or from sale of that area of interest, is reasonably assured.

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

         Where a change in estimated recoverable gold ounces containing proved and probable ore reserves is made, depreciation and amortisation of mine properties is accounted for in the current accounting period.

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

(e)      MINE BUILDINGS, MACHINERY AND EQUIPMENT

         The cost of each item of buildings, machinery and equipment is depreciated over its expected useful life. For the majority of assets this is accomplished using the unit-of-production method based on recoverable gold ounces, although some assets are depreciated using a percentage based on time. Each item's economic life has due regard to both physical life limitations and to present assessments of economically recoverable reserves of the mine property (where appropriate) and to possible future variations in those assessments. Estimates of remaining useful lives are made on a regular basis for all assets, with annual reassessments for major items.

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

(f)      REMAINING MINE LIVES

         In estimating the remaining life of the mine at each mine property for the purpose of amortisation and depreciation calculations, due regard is given, not only to the amount of remaining recoverable gold ounces, but also to limitations which could arise from the potential for changes in technology, demand, product substitution and other issues which are inherently difficult to estimate over a lengthy time frame.

(g)      IMPAIRMENT OF ASSETS

         Impairments of assets are recognised whenever the carrying amount of an asset exceeds its recoverable amount. The company has adopted early IAS 36 "Impairment of Assets", which requires recoverable amount to be measured as the higher of net selling price and value in use. Value in use for individual assets is calculated by discounting future cash flows using a risk adjusted pre-tax discount rate.

(h)      RESTORATION, REHABILITATION AND ENVIRONMENTAL EXPENDITURE

         The company has adopted early IAS 37 "Provisions, Contingent Liabilities and Contingent Assets", whereby the amount of the provision recognised is the full amount required to settle present obligations, discounted using a pre-tax risk-free interest rate. A corresponding asset, which represents future economic benefits, is raised and subsequently amortised using the units of production method.

         The company has a rehabilitation policy which identifies the environmental, social and engineering issues to be considered and the procedures to be followed when providing for costs associated with the site closure. Site rehabilitation and closure involves the dismantling and demolition of other than community based infrastructure, the removal of residual materials and the remediation of disturbed areas. Community requirements and long term land use objectives are also considered.

         The adoption of IAS 37 has not resulted in a material adjustment and therefore the comparatives and opening retained earnings have not been restated.

 (i)     INVENTORIES

         Inventories of ore and metal are physically measured or estimated and valued at the lower of cost and net realisable value.

         Cost comprises direct material, direct labour and transportation expenditure in getting such inventories to their existing location and condition, together with an appropriate portion of fixed and variable overhead expenditure and depreciation and amortisation, based on weighted average costs incurred during the period in which such inventories are produced. Net realisable value is the amount estimated to be obtained from sale of the item of inventory in the normal course of business, less any anticipated costs to be incurred prior to its sale.

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

         (ii) ANNUAL AND LONG SERVICE LEAVE & OTHER ACCRUED BENEFITS

              A liability for annual and long service leave is recognised and measured with reference to existing entitlements and salary and measured as the amount unpaid at balance date at current pay rates in respect of employees services up to that date.

(n)      FOREIGN CURRENCY TRANSLATION

         As the Company's turnover is denominated in US dollars and the majority of its fixed asset purchases and costs are in US dollars or currencies related to US dollars, the Company's Directors have adopted the US dollar as the Company's functional and management reporting currency.

         Foreign currency transactions (other than US dollars) are initially translated into US currency at the rate of exchange at the date of the transaction. At balance date, amounts payable and receivable in foreign currencies are translated to US dollars at rates of exchange current at that date. Resulting exchange differences are brought to account in determining the profit or loss for the year.


(o)      INCOME TAX

         Tax effect accounting procedures are followed whereby the income tax expense in the profit and loss account is matched with the accounting profit (after allowing for permanent differences). Income tax on temporary differences is set aside to the deferred income tax and future tax benefit accounts at current rates. The future tax benefit relating to deductible temporary differences and tax losses is only carried forward as an asset to the extent that it is probable that taxable profit will be available against which the deductible temporary differences and tax losses can be utilised.

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

(r)      YEAR 2000 COMPLIANCE

         All costs relating to the modification of computer software for Year 2000 compatibility are charged to expenses as incurred.

(s)      COMPARATIVE FIGURES

         Where necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

         Refer to note 1(h) on the impact on comparatives arising from the early adoption of IAS37.

(t)      ROUNDING OF AMOUNTS

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


NOTE 4:     DIVIDEND RESTRICTIONS

The Loan Agreement permits the payment of dividends only on the quarterly payment dates and only if certain conditions are met, including a condition that after payment of such dividends and all other payments required under the Loan Agreement the company has a specified minimum cash balance in an offshore account and a Debt Cover ratio (as defined in the Loan Agreement) of not less than 1.25:1.

NOTE 5:     OPERATING PROFIT

                                                                                        US$ 000
                                                               1998         1997          1996          1995         1994
Operating profit before taxation has been
determined after crediting /(charging):

Interest income                                                  3,654          633        -             -             -
Interest expense and finance expenses                          (32,624)      (7,226)       -             -             -
Royalties on sales                                              (3,792)      (1,151)       -             -             -
Foreign exchange gains and (losses)                              2,096           30        -             -             -
Provisions for employee benefits                                (2,614)        (207)       -             -             -
Amortisation of  hedging costs                                  (3,246)           0        -             -             -
Donations                                                          (60)          (3)       -             -             -
Abnormal charge - impairment of low grade                       (9,370)           -        -             -             -
stockpile
   (Applicable income tax expense $3.3 m)

NOTE 6:     CASH

                                                                                         US$ 000
                                                                1998         1997         1996          1995         1994
Cash at bank and on hand                                          39,245       5,364        8,600        1,372         -
At call deposits with financial institutions                      43,214      25,276       35,402      149,012         -
Treasury bills and commercial paper                                    -           -            -      212,715         -
                                                             ------------ ------------ ------------ ------------- ------------
                                                                  82,459      30,640       44,002      363,099         -
                                                             ------------ ------------ ------------ ------------- ------------


NOTE 7:           STATEMENT OF CASH FLOWS


                                                                                             US$ 000
                                                                   1998         1997           1996          1995         1994
Reconciliation of cash flow from operating activities to
operating profit after tax

Operating profit/(loss) after tax                                (10,272)      11,801            -            -             -
                                                                                                                            -
Depreciation and amortisation                                     46,123        8,918            -            -             -
Accumulated depreciation - disposed assets                           170          (17)           -            -             -

Increase/(Decrease) in debtors                                      (454)      (4,665)           -            -             -
Increase/(Decrease) in inventories                                (2,643)     (11,442)           -            -             -
Increase/(Decrease) in future income tax benefit                  (1,089)         (64)           -            -             -
Increase/(Decrease) in other assets                              (16,378)      (9,642)           -            -             -
Decrease/(Increase) in creditors                                   7,983          548            -            -             -
Decrease/(Increase) in deferred tax                               (4,320)       5,869            -            -             -
(Decrease)/Increase in rehabilitation                                600            -
Decrease/(Increase) in other provisions                            3,979         (308)           -            -             -
                                                                                                                            -
                                                                 -------------------------------------------------------------
Net cash flow from operating activities                           23,699          998            -            -             -
                                                                 -------------------------------------------------------------


Movements in assets and liabilities relate to the period since the commencement of commercial production.

NOTE 8:           INVENTORIES


                                                                                             US$ 000
                                                                   1998         1997           1996          1995         1994
CURRENT
Stores                                                            18,117       14,354            -             -            -
Production work in progress                                        1,556        4,811            -             -            -
Finished goods                                                     1,053        -                -             -            -
Ore stockpiles                                                     1,328        2,788            -             -            -

                                                                  ------------------------------------------------------------
Total current inventories                                         22,054       21,953            -             -            -


NON-CURRENT
Ore stockpiles                                                     6,804        4,262            -             -             -

                                                                  ------------------------------------------------------------
Total inventories                                                 28,858       26,215            -             -             -
                                                                  ------------------------------------------------------------


In accordance with the Company's accounting policy as set out in note 1(g), the value of ore stocks were written down. The write down was determined using the net selling price of US$350 per ounce of gold, being the Company's assumed average long-term gold price.

NOTE 9:           RECEIVABLES AND PREPAYMENTS


                                                                                             US$ 000
                                                                    1998         1997          1996          1995         1994
CURRENT
Prepayments                                                        3,410        2,969           33            41            -
Insurance claims receivable                                            -          805            -             -            -
Other amounts receivable from:
- third parties                                                    3,739        2,508            -             -            -
- other related bodies corporate                                       -            -            9           379            -
                                                                   -----------------------------------------------------------
                                                                   7,149        6,282           42           420            -
NON-CURRENT
Prepayments                                                            -          413            -             -            -
Other amounts receivable                                               5            5            -             -            -
                                                                   -----------------------------------------------------------
                                                                       5          418            -             -            -

                                                                   -----------------------------------------------------------
Total amounts receivable and prepayments                           7,154        6,700           42           420            -
                                                                   -----------------------------------------------------------


NOTE 10:          OTHER ASSETS


                                                                                           US$ 000
                                                                   1998         1997         1996       1995          1994
CURRENT
Future income tax benefit                                                          25        -           -             -
Hedging costs                                                      4,469        3,246        -           -             -
Deferred mining costs:                                             8,376        3,049        -           -             -
                                                                  --------------------------------------------------------
                                                                  12,845        6,320        -           -             -
NON-CURRENT
Future income tax benefit                                          1,153           39        -           -             -
Hedging costs                                                     12,781       17,250       20,496       -             -
Deferred mining costs:                                            20,494        9,443        -           -             -
                                                                  --------------------------------------------------------
                                                                  34,428       26,732       20,496       -             -

                                                                  --------------------------------------------------------
Total Other Assets                                                47,273       33,052       20,496       -             -
                                                                  --------------------------------------------------------


                               LIHIR GOLD LIMITED

NOTE 11:          DEVELOPMENT AND MINING PROPERTIES

                                                                                          US$ 000
                                                                  1998         1997         1996          1995         1994
DEVELOPMENT PROPERTIES
Cost brought forward                                               3,572      670,412      268,235       151,624      146,005
Additions                                                         32,446      240,014      407,246       113,823        5,619
Interest received                                                  -          (12,275)     (18,240)       (7,266)       -
Borrowing costs                                                    -            -           13,171        10,054        -
Transfers to mining properties                                    (5,079)    (894,579)       -             -            -
                                                              ----------------------------------------------------------------
Costs carried forward                                             30,939        3,572      670,412       268,235      151,624


PLANT AND EQUIPMENT
  Cost brought forward                                           412,024         -           -             -            -
  Transfers from development properties                            4,562      412,225        -             -            -
  Transfer to deferred expenditure                                   (26)
  Disposals                                                         (102)        (201)       -             -            -
                                                              ----------------------------------------------------------------
  Cost carried forward                                           416,458      412,024        -             -            -

  Depreciation brought forward                                    (4,549)       -            -             -            -
  Charge for the year                                            (21,107)      (4,566)       -             -            -
  Disposals                                                            9           17        -             -            -
                                                             -----------------------------------------------------------------
  Depreciation carried forward                                   (25,647)      (4,549)       -             -            -


  Net book value                                                 390,811      407,475        -             -            -
                                                             -----------------------------------------------------------------

LAND AND BUILDINGS
  Cost brought forward                                            71,496        -            -                          -
  Transfers from development properties                               74       71,496        -             -            -
  Transfers from mining properties                                    26       -             -                          -
                                                             -----------------------------------------------------------------
  Cost carried forward                                            71,596       71,496        -             -            -

  Depreciation brought forward                                      (643)       -            -             -            -
  Charge for the year                                             (3,262)        (643)       -             -            -
  Transfers from mining properties                                    (1)       -            -             -            -
                                                             -----------------------------------------------------------------
  Depreciation carried forward                                    (3,906)        (643)       -             -            -

                                                             -----------------------------------------------------------------
  Net book value                                                  67,690       70,853        -             -            -
                                                             -----------------------------------------------------------------


                               LIHIR GOLD LIMITED


CAPITALISED EXPLORATION
  Cost brought forward                                           146,374        -            -             -            -
  Transfers from development properties                                -      146,374        -             -            -
  Disposals                                                            -        -            -             -            -
                                                             -----------------------------------------------------------------
  Cost carried forward                                           146,374      146,374        -             -            -

  Depreciation brought forward                                    (1,317)       -            -             -            -
  Charge for the year                                             (6,681)      (1,317)       -             -            -
  Disposals                                                            -        -            -             -            -

  Depreciation carried forward                                    (7,998)      (1,317)       -             -            -

                                                             -----------------------------------------------------------------
  Net book value                                                 138,376      145,057        -             -            -
                                                             ------------ ------------ ------------ ------------- ------------

DEFERRED EXPENDITURE
  Cost brought forward                                           264,484        -            -             -            -
  Transfers from development properties                              443      264,484        -             -            -
  Disposals                                                       (1,642)       -            -             -            -
                                                             -----------------------------------------------------------------
  Cost carried forward                                           263,285      264,484        -             -            -

  Depreciation brought forward                                    (2,392)       -            -             -            -
  Charge for the year                                            (12,001)      (2,392)       -             -            -
  Disposals                                                            -        -            -             -            -
                                                             -----------------------------------------------------------------
  Depreciation carried forward                                   (14,393)      (2,392)       -             -            -

                                                             -----------------------------------------------------------------
  Net book value                                                 248,892      262,092        -             -            -
                                                             -----------------------------------------------------------------

TOTAL MINING PROPERTIES
  Cost brought forward                                           894,378        -            -             -            -
  Transfers from development properties                            5,079      894,579        -             -            -
  Disposals                                                       (1,744)        (201)       -             -            -
                                                             -----------------------------------------------------------------
  Cost carried forward                                           897,713      894,378        -             -            -

  Depreciation brought forward                                    (8,901)       -            -             -            -
  Charge for the year                                            (43,051)      (8,918)       -             -            -
  Disposals                                                            8           17        -             -            -
                                                             -----------------------------------------------------------------
  Depreciation carried forward                                   (51,944)      (8,901)       -             -            -

                                                             -----------------------------------------------------------------
  Net book value                                                 845,769      885,477        -             -            -
                                                             -----------------------------------------------------------------


                               LIHIR GOLD LIMITED
REHABILITATION
  Cost brought forward                                                 -            -
  Acquisitions and disposals                                       6,775            -
                                                             -----------------------------------------------------------------
  Cost carried forward                                             6,775            -

  Amortisation brought forward                                         -            -
  Charge for the year                                               (500)           -
  Disposals                                                            -            -
                                                             -----------------------------------------------------------------
  Amortisation carried forward                                      (500)           -

                                                             -----------------------------------------------------------------
  Net book value                                                   6,275            -
                                                             -----------------------------------------------------------------

                                                             -----------------------------------------------------------------
TOTAL DEVELOPMENT AND MINING PROPERTIES                          882,983      889,049       -             -             -
                                                             -----------------------------------------------------------------


NOTE 12:          ACCOUNTS PAYABLE

                                                                                         US$ 000
                                                                  1998         1997         1996          1995         1994
CURRENT

      Trade creditors and accruals                                24,056       17,510       50,100        9,492         -
      Amounts payable to related bodies                            3,386        1,949          955          562         -
                                                             -----------------------------------------------------------------
                                                                  27,442       19,459       51,055       10,054         -
                                                             -----------------------------------------------------------------

NOTE  13:         PROVISIONS

                                                                                         US$ 000
                                                                  1998         1997         1996          1995         1994
CURRENT
Employee provisions - current                                      1,508          579          516           218        -

NON CURRENT
Employee provisions - non current                                  1,944          262        -             -            -
Deferred income tax                                                1,549        5,869        -             -            -
Rehabilitation provision                                           6,775       -             -             -            -
                                                             -----------------------------------------------------------------
                                                                  10,268        6,131        -             -            -

                                                             -----------------------------------------------------------------
Total provisions                                                  11,776        6,710          516           218        -
                                                             -----------------------------------------------------------------

NOTE 14:    INCOME TAX

INCOME TAX EXPENSE HAS BEEN CALCULATED AS FOLLOWS:

                                                                                         US$ 000
                                                                1998         1997         1996          1995         1994
PROFIT/(LOSS) FOR THE YEAR                                       (15,458)      18,139       -            -             -

Prima facie income tax charge on operating profit at 35%          (5,410)       6,348       -            -             -

Tax effect of permanent differences
- non-deductible entertainment                                         5            -       -            -             -
- non-deductible superannuation                                      180            -       -            -             -
- non-deductible rehabilitation                                       13            -       -            -             -
- exempt interest income                                             (59)         (10)      -            -             -
                                                             -----------------------------------------------------------------
INCOME TAX ADJUSTED FOR PERMANENT DIFFERENCES                                               -            -             -
                                                                  (5,271)       6,338

Under provision in previous years                                     85       -            -            -             -

INCOME TAX EXPENSE ATTRIBUTABLE TO OPERATING PROFIT               (5,186)       6,338
                                                                                            -            -             -
DEFERRED TAX PROVISION                                                                      -            -             -

Balance carried forward                                           (1,549)      (5,869)      -            -             -

This balance comprises the tax effect of:                                                   -            -             -
  Depreciation                                                      (666)      (5,033)      -            -             -
  Prepayments                                                       (883)        (836)      -            -             -
                                                             -----------------------------------------------------------------
                                                                  (1,549)      (5,869)      -            -             -
                                                             -----------------------------------------------------------------


FUTURE INCOME TAX BENEFIT

Balance carried forward                                            1,153           64       -            -             -

This balance comprises the tax effect of:
  Provisions                                                         890           39       -            -             -
  Other                                                              263           25       -            -             -
                                                             -----------------------------------------------------------------
                                                                   1,153           64       -            -             -
                                                             -----------------------------------------------------------------

NOTE 15: REMUNERATION AND RETIREMENT BENEFITS

(a) Directors' remuneration, including the value of benefits received during the year:

                                                                        US$ 000
                                                                 1998           1997
Baker, Phillips                                                   -               -
Baylis, Joseph                                                    -               -
Collier, John  (Retired)                                          -               -
Garnaut, Ross                                                     71             69
Ives, Glenn                                                       -               -
Lepani, Charles (Retired)                                         -               -
Louden, Geoff                                                     -               -
Merton, Michael                                                  445              -
O'Reilly, John (Part year)                                       383            354
Siaguru, Anthony                                                  28             23
Soipang, Mark                                                      2              4
Taylor, Meg                                                       25             24
Telfer, Ian                                                       -               -
Vickerman, Andrew (Retired)                                       52            253

In addition, during the year the Company paid a premium of US$104,000 for insurance to cover liability whilst acting as a director or executive officer

( b) The number of employees, not including directors, whose remuneration and benefits exceeded K100,000 fall into the following bands:

                      REMUNERATION AND BENEFIT BAND                            NUMBER OF          NUMBER OF
                                                                               EMPLOYEES          EMPLOYEES
                                                                                 1998               1997
                 US$                                  PGK
          $47,500 - $52,250                   K100,000 - K110,000                  2                  7
          $52,251 - $57,000                   K110,001 - K120,000                  2                  4
          $57,001 - $61,750                   K120,001 - K130,000                  3                 18
          $61,751 - $66,500                   K130,001 - K140,000                  5                  6
          $66,501 - $71,250                   K140,001 - K150,000                 18                  9
          $71,251 - $76,000                   K150,001 - K160,000                  7                  4
          $76,001 - $80,750                   K160,001 - K170,000                  7                  6
          $80,751 - $85,500                   K170,001 - K180,000                  5                  -
          $85,501 - $90,250                   K180,001 - K190,000                  6                  -
          $90,251 - $95,000                   K190,001 - K200,000                  2                  4
          $95,001 - $99,750                   K200,001 - K210,000                  2                  -
         $99,751 - $104,500                   K210,001 - K220,000                  -                  1
         $104,501 - $109,251                  K220,001 - K230,000                  2                  -
         $109,250 - $114,000                  K230,001 - K240,000                  1                  1





         $123,501 - $128,250                  K260,001 - K270,000                  2                  -
         $137,751 - $142,500                  K290,001 - K300,000                  -                  1
         $142,501 - $147,250                  K300,001 - K310,000                  1                  -

NOTE 16: RETIREMENT BENEFITS

Senior employees of the Company participate in a retirement benefit plan, and contributions are made to the plan by the Company based on a fixed percentage of the employee's base salary. Employer contributions during the year were $515,000 (1997 $447,000).

The Company also participates in the National Provident Fund of Papua New Guinea in respect of its Papua New Guinean employees. Employer contributions during the year amounted to $216,000 (1997 $233,000).


NOTE 17: AUDITORS' REMUNERATION

Amounts received or due and receivable by                                                US$ 000
Company auditors for:                                           1998         1997         1996          1995         1994
- auditing the accounts                                             85         110           36            30            7
- other services                                                    70          51           90           747            5


NOTE 18: SHARE CAPITAL

                                                                                          US$ 000
                                                                 1998           1997         1996         1995         1994
       900,000,000 ordinary shares                              621,314        621,314       621,314      621,314        -
        38,324,196 ordinary shares                               61,254          -             -            -            -
         3,594,530 ordinary shares                                5,745          -             -            -            -
                                                             -----------------------------------------------------------------
                                                                688,313        621,314       621,314      621,314        -

In accordance with the Papua New Guinea Companies Act, the following applies:
- par values are not attributable to shares
- there is no requirement for authorised capital



(c)      SHARE OPTIONS

         In 1995 the Company granted to the Sponsors 7,200,000 share options at a price 15% above the final institutional price of US$1.19 in consideration for their agreement to underwrite the over-allotment options under the Company's Global Offering. The option is valid for a period of five years.

                              LIHIR GOLD LIMITED

NOTE 19:          RESERVES

                                                                                           US$ 000
                                                                  1998         1997          1996         1995         1994
CAPITAL RESERVES                                                    -            -             -            -            -


In accordance with the Papua New Guinea Companies Act, no Share Premium Reserve exists. Figures prior to 1998 have been restated to reflect this.

NOTE 20:       CAPITAL AND LEASING COMMITMENTS

(a)  Operating Lease Commitments

Non-cancellable Operating leases contracted for                                            US$ 000
but not capitalised in the accounts                                 1998         1997        1996        1995        1994
Payable
     - not later than one year                                         534          426         249         944         834
     - later than one year but not later than 2 years                  472          296          17         302         775
     - later than two years but not later than 5 years                 466          374           -           -         159
                                                                 ------------ ----------- ----------- ----------- ------------
                                                                     1,472        1,096         266       1,246       1,768
                                                                 ------------ ----------- ----------- ----------- ------------


(b)  Capital Expenditure Commitments

                                                                                            US$ 000
                                                                     1998         1997        1996        1995        1994
Capital expenditure commitments contracted for:
  Capital expenditure projects                                        48,074       9,212     183,119     228,231         -

  Payable
     - not later than one year                                        48,074       9,212     183,119     195,755         -
     - later than one year but not later than 2 years                      -           -           -      32,476         -
                                                                 ------------ ----------- ----------- ----------- ------------
                                                                      48,074       9,212     183,119     228,231         -
                                                                 ------------ ----------- ----------- ----------- ------------


NOTE 21:          CONTINGENT LIABILITIES

GUARANTEES

As part of the Company's support of Lihirian owned businesses, the Company has provided a number of guarantees to various financiers in favour of Lihirian companies. These guarantees total approximately US$5 million.

                              LIHIR GOLD LIMITED

The Company has also arranged the supply of various bank guarantees to companies with which the Company conducts business. The Company would be obliged to meet any amounts called under these guarantees. These guarantees total approximately US$10 million.

CLAIMS

There are no outstanding claims against the company.


NOTE 22:          FINANCE FACILITIES

                                                                                    US$ 000
                                                     1998            1997            1996            1995            1994
Loan facilities                                      326,428         326,528         330,000         310,000           -
Amount utilised                                     (326,428)       (321,528)        (60,000)              -           -
                                               -------------- --------------- --------------- --------------- ---------------
Unused loan facilities                                     0           5,000         270,000         310,000           -
                                               -------------- --------------- --------------- --------------- ---------------


The major facilities are summarised as follows:

(a) $300,000,000 Limited Recourse Project Financing Facility with a syndicate of 25 banks, which expires on 11 August, 2005. Interest payments under the facility are based on LIBOR plus a margin which varies over time. Mandatory prepayments are required under the Loan Agreement in certain conditions. There are certain conditions precedent to each draw down. The Sponsors have guaranteed the facility until Completion. The Company has provided a range of covenants and warranties in relation to the facility. As at 31 December 1998 the total facility had been drawn (1997: $295,000,000).

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

                              LIHIR GOLD LIMITED

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

                              LIHIR GOLD LIMITED

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

(b) LOAN FACILITY EUROPEAN INVESTMENT BANK ("EIB")/ MINERAL RESOURCES DEVELOPMENT COMPANY PTY LTD ("MRDC")

         The Company entered into an Agreement with EIB and MRDC whereby the European Investment Bank would lend funds to MRDC who would then on-lend those funds to the Company. The amount of the loan is 25 million European Currency Units (ECU's) which was equivalent to US$26.5million when drawn down. The funds are provided to MRDC at a concessional rate of interest. The interest rate payable by the Company will be 8.42%. The Loan Principal is repayable in US Dollars by way of 16 semi-annual instalments commencing four years after loan signature. The payment of interest under the Loan has been deferred during the construction and early operating period, and will be repaid when permitted under the Senior Debt Agreement. The Loan is unsecured.

         EIB is with notice entitled to cancel the undisbursed portion of the credit on exceptional circumstances arising which materially adversely affects the relevant international capital markets or EIB's access thereto or upon the occurrence of the various events which also entitle EIB to demand repayment of the loan prior to the scheduled repayment dates.

         EIB is entitled to demand repayment of the loan from Mineral Resources Development Company Ltd ("MRDC") and which will trigger repayment of the loan from MRDC to the Company immediately on among other things:
         (a) where any documents or information provided by the Company is found to be incorrect; (b) if the Company becomes insolvent or a receiver and manager is appointed to any part of the assets or affairs of the Company; (c) the Company's net worth reduces by a substantial amount; and (d) the Company is following default on its main US$300 million loan required to repay that loan. EIB is entitled to demand repayment of the loan from MRDC within a reasonable period and which will trigger repayment of the loan from MRDC to the Company on among other things:
         (a) where the

                              LIHIR GOLD LIMITED

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


The following table details the profile of debt repayments:

  REPAYABLE IN LESS THAN ONE      REPAYABLE IN ONE TO TWO     REPAYABLE IN TWO TO FIVE      REPAYABLE IN EXCESS OF
          YEAR $000                     YEARS $000                   YEARS $000                 FIVE YEARS $000
            44,430                        47,990                       212,157                      13,722

Interest accrued at 31 December 1998 was $3,413,000 (1997: $4,403,000), and is
included in Accounts Payable.
Principal repayments due in less than one year and accrued interest are shown as Current Liabilities in the Balance Sheet.


  NOTE 23:        HEDGING INSTRUMENTS

The Company has entered into a series of agreements with financial institutions in relation to future sales of gold. The purpose of these transactions is to protect the level of income in future years, and it is not Company policy to engage in speculative hedging activities.

The following tables summarise the hedging program as at 31 December 1998:

  PROGRAM REQUIRED UNDER THE MAIN LOAN FACILITY

       YEAR              OUNCES                 AVERAGE               REVENUE ASSURED          TYPE OF INSTRUMENT
                                             STRIKE PRICE              (US$ MILLION)
                                               (US$/OZ)
       1999              217,100                439.56                      95.4               Mainly Put Options
       2000              214,950                452.71                      97.3               Mainly Put Options
       2001              205,500                466.23                      95.8               Mainly Put Options
       2002              200,550                480.33                      96.3               Mainly Put Options
                    ------------------ -------------------------- -------------------------
                         838,100                459.13                     384.8

                              LIHIR GOLD LIMITED

FLOATING FORWARDS PROGRAM


       YEAR              OUNCES                 AVERAGE               REVENUE ASSURED          TYPE OF INSTRUMENT
                                             STRIKE PRICE              (US$ MILLION)
                                               (US$/OZ)
       1999              80,000                 352.20                      28.2                Floating Forwards
       2000              80,000                 352.20                      28.2                Floating Forwards
       2001              40,000                 330.00                      13.2                   Put Options
       2002              40,000                 330.00                      13.2                   Put Options
       2003              40,000                 330.00                      13.2                   Put Options
       2004             120,000                 330.00                      39.6                   Put Options
       2005             120,000                 330.00                      39.6                   Put Options
       2006             120,000                 330.00                      39.6                   Put Options
       2007             120,000                 330.00                      39.6                   Put Options
                        ------------------------------------------------------------
                        760,000                 334.74                     254.4


After 31 December 2000 the further 600,000 ounces are available at a nominal strike price of US$352.20. However, if during this period the spot price on a quarter end date is between US$310 and US$340 the forward ounces are proportionately cancelled and replaced by put options with a strike price of US$330. This substitution of put options for floating forwards is reflected in the table above. The net revenue received over the life of the program is adjusted by the gold lease rate actually prevailing at the value date.

SPOT DEFERRED FORWARDS


       YEAR              OUNCES                 AVERAGE               REVENUE ASSURED           TYPE OF INSTRUMENT
                                             STRIKE PRICE              (US$ MILLION)
                                               (US$/OZ)
       1999              306,100                315.81                     96.7               Spot Deferred Forwards


The minimum total revenue generated from these programs will be US$735.9 million. Revenue generated from the same number of ounces at the prevailing spot price at 31 December 1998 of US$287.45 per ounce would be US$547.4 million. Unrealised gains in the value of the hedge book have not been brought to account in the profit for the year.

There are four counterparties to these transactions, all of which are recognised financial institutions with a minimum credit rating of Aa3. As at the 31 December 1998 the Company had a deferred hedging cost of $17.250m on the purchase of options under the main loan facility (1997 $20.496m). The Company's risk in the event of any of the counterparties defaulting on their contractual obligations is limited to the defaulting party's share of this amount, together with any revenue that may be foregone in the case where the defaulted strike price exceeds the prevailing spot price at the value date. The Company does not expect any counterparty to fail to meet its obligations under any program.

As at 31 December 1998 the Company had a deferred hedging gain of $1.368m arising from the restructuring of the floating forwards program with J Arons.

The accounting treatment of any option premiums is to defer the full amount, and then to subsequently charge to Profit and Loss at each value date the cost of those options that expire on that date.

The Company does not use financial instruments to hedge future interest rates or foreign exchange transactions.

NOTE 24:  SEGMENT REPORTING

The Company operates in the gold industry in Papua New Guinea.

NOTE 25:  RELATED PARTY TRANSACTIONS

Transactions between related parties are on normal commercial terms and conditions which are no more favourable than those available to other parties.

MANAGEMENT AGREEMENT

Lihir Management Company Limited (LMC), a wholly owned subsidiary of Rio Tinto Plc, manages the Company and the Lihir Project pursuant to the Management Agreement dated 17 March 1995. LMC receives a management fee for managing the project.

There are three directors who are on the Board of the Company and LMC.


                                                                                                US$ 000
                                                                          1998        1997        1996        1995       1994
Related Companies

The Rio Tinto Group supplies labour on a secondment basis and bears expenses on behalf of the project which are subsequently recharged
to the project                                                           2,196       1,943       1,567       1,127        640

LMC Management fee                                                       3,231       2,815       3,644         875        123


NOTE 26:  FINANCIAL INSTRUMENTS RISK

(a)    Interest rate risk.
       Details of finance facilities are shown in note 22. All loans are at variable rates, with the exception of the EIB facility which is fixed at a rate of 8.42%

(b)   Exchange rate risk
      The Company has no significant exposure to exchange rate risk, as turnover and all finance failities are denominated in US dollars.

(c)   Market risk and credit risk

         Financial instruments which subject the Company to market risk and concentrations of credit risk consist primarily of forward contracts and option contracts for gold. Details of the Company's hedging programme are shown in note 23.

NOTE 27:  EARNINGS PER SHARE

The number of ordinary shares has been based on the weighted average number of ordinary shares on issue during the year. The diluted earnings per share takes account of the future exercise of the options.


                                                                                       US$ 000
                                                              1998          1997         1996         1995         1994
Net profit/(loss) attributable to ordinary shareholders     (10,272)       11,801         -            -            -

Weighted average number of ordinary shares                  924,642       900,000      900,000      900,000         -
Basic EPS                                                      (1.1)          1.3         -            -            -

Conversion of options into ordinary shares                    7,200         7,200        7,200        7,200         -
Diluted number of ordinary shares                           931,842       907,200      907,200      907,200         -
Diluted EPS                                                    (1.1)          1.3         -            -            -


NOTE 28:  RECONCILIATION TO US GAAP

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

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES


                                                                                    1998                   1997
                                                                                   US$ 000                US$ 000
SHAREHOLDERS' EQUITY IN ACCORDANCE WITH IAS GAAP                                   689,842                633,115

Adjusted as follows:
- General and administrative costs expensed                                        (34,430)               (34,430)
- Project financing                                                                (11,470)               (11,470)
- Depreciation                                                                       9,050                  1,495
- Deferred tax provision                                                             1,228                  3,873

Reversal of exploration and evaluation costs incurred prior to
identification of commercial feasibility                                          (113,700)              (113,700)
                                                                                  --------------------------------

ACCUMULATED ADJUSTMENTS UNDER US GAAP                                             (149,322)              (154,232)
                                                                                  --------------------------------

SHAREHOLDERS' EQUITY UNDER US GAAP                                                 540,520                478,883
                                                                                  --------------------------------
                                                                                  --------------------------------

NET INCOME/(LOSS) IN ACCORDANCE WITH IAS GAAP                                      (10,272)                11,801

Adjusted as follows:
- General and administrative costs expensed                                              -                (12,559)
- Depreciation                                                                       7,556                  1,495
- Income tax expense                                                                (2,645)                 3,873

NET INCOME UNDER US GAAP                                                            (5,361)                 4,610
                                                                                  --------------------------------
                                                                                  --------------------------------


No deferred tax asset relating to accumulated losses incurred under US GAAP up to 31 December 1998 has been recognised in the above reconciliation. If the deferred tax asset were to be recognised, the shareholders' equity under US GAAP would be $590,487 (1997 $526,332).

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BATTLE MOUNTAIN GOLD COMPANY

                      By /s/ Jeffrey L. Powers
                         ---------------------
                         Jeffrey L. Powers
                         Vice President and Controller
                         (Chief Accounting Officer)
                         August 31, 1999

                              INDEX OF EXHIBITS

Exhibit No.         Document
-----------         --------
*2(a)       --      Plan of Arrangement of Hemlo Gold Mines Inc. under Section 182 of the
                    Business Corporations Act (Ontario) (Annex D to Exhibit 20(a), Joint
                    Management Information Circular and Proxy Statement, to the Company's
                    Current Report on Form 8-K dated June 11, 1996).

*2(b)       --      Combination Agreement effective as of March 11, 1996 by and between the
                    Company and Hemlo Gold Mines Inc. (Annex C to Exhibit 20(a), Joint
                    Management Information Circular and Proxy Statement, to the Company's
                    Current Report on Form 8-K dated June 11, 1996).

*3(a)       --      Restated Articles of Incorporation of the Company, as amended and restated
                    through July 19, 1996 (Exhibit 3(a) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1996).

*3(b)       --      Certificate of Resolution Establishing Designation, Preferences and Rights
                    of $3.25 Convertible Preferred Stock (Exhibit 4(b) to the Company's Current
                    Report on Form 8-K dated July 19, 1996).

*3(c)       --      Certificate of Amendment of Certificate of Resolution Establishing
                    Designation, Preferences and Rights of Series A Junior Participating
                    Preferred Stock (Exhibit 4(c) to the Company's Current Report on Form 8-K
                    dated July 19, 1996).

*3(d)       --      Bylaws of the Company, as amended through March 21, 1997 (Exhibit 3(d) to the Company's Annual Report on Form 10-K/A for the year ended December 31,
                    1996).

*4(a)(1)    --      Rights Agreement, dated November 10, 1988, as amended and restated as of
                    July 19, 1996, between the Company and The Bank of New York, as Rights
                    Agent (Exhibit 4(e) to the Company's Current Report on Form 8-K dated
                    July 19, 1996).

=4(a)(2)    --      Third Amendment to Rights Agreement, dated and effective as of November 10,
                    1998, between the Company and The Bank of New York, as Rights Agent.

*4(b)       --      Voting, Support and Exchange Trust Agreement dated as of July 19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC Mellon Trust Company
                    (as successor to The R-M Trust Company) (Annex E to Exhibit 20(a), Joint
                    Management Information Circular and Proxy Statement, to the Company's
                    Current Report on Form 8-K dated June 11, 1996).


*4(c)       --      Specimen Stock Certificate for the Common Stock of the Company (Exhibit
                    4(b) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1988).

*4(d)       --      Fiscal and Paying Agency Agreement, dated as of January 4, 1990, between the Company and Citibank, N.A., Fiscal Agent (Exhibit 4(c) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1989).

+*10(a)(1)  --      Battle Mountain Gold Company 1988 Deferred Income Stock Option Plan (As
                    Amended Through May 18, 1995) (Exhibit 10(a) to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1995).

+*10(a)(2)  --      First Amendment to the Battle Mountain Gold Company 1988 Deferred Income
                    Stock Option Plan (As Amended Through May 18, 1995), effective February 5,
                    1998 (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1997 File No. 1-9666).

+*10(b)(1)  --      1985 Stock Option Plan of the Company, as amended and restated effective
                    April 7, 1993 (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1993).

+*10(b)(2)  --      First Amendment to 1985 Stock Option Plan of the Company, effective May 12,
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
                    0-13728).

+*10(c)(2)  --      Battle Mountain Gold Company Change In Control Severance Plan, effective
                    December 2, 1997 (Exhibit 10(c)(2) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1997; File No. 1-9666).

+*10(d)     --      Battle Mountain Gold Company Contribution Equalization Plan, as amended and restated effective as of November 10, 1988 (Exhibit 10(h) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1992).

+*10(e)(1)  --      Battle Mountain Gold Company Executive Productivity Bonus Plan, as amended and restated effective January 1, 1994 (Exhibit 10(i) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1993).

+*10(e)(2)  --      Battle Mountain Gold Company 1997 Incentive Bonus Plan (Exhibit 10(e)(2) to
                    the Company's Annual Report on Form 10-K for the year ended December 31,
                    1997; File No. 1-9666).


*10(f)(1)   --      Battle Mountain Gold Company Non-Qualified Stock Option Plan for Outside
                    Directors  (Exhibit 10(m) to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1991).

*10(f)(2)   --      Amendment to Battle Mountain Gold Company Non-Qualified Stock Option Plan
                    for Outside Directors effective January 1, 1995 (Exhibit 10(j)(2) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)      --      Heads of Agreement, dated March 23, 1989, among the Company, Niugini Mining
                    Limited and the individuals listed on the signature page thereto (Exhibit
                    10(k) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1988).

+*10(h)(1)  --      Amended and Restated 1994 Long-Term Incentive Plan of Battle Mountain Gold
                    Company, as of January 1, 1997 (Appendix B to the Company's definitive
                    Proxy Statement dated March 28, 1997 and filed with the Commission on March
                    28, 1997).

+*10(h)(2)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Non-Qualified Stock
                    Option Agreement (Exhibit 10(c)(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995).

+*10(h)(3)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Incentive Stock
                    Option Agreement (Exhibit 10(c)(2) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995).

+*10(h)(4)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Restricted Stock
                    Agreement (Exhibit 10(a)(4) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1994).

+*10(h)(5)  --      Specimen of the Company's 1994 Long-Term Incentive Plan Performance Unit
                    Agreement (Exhibit 10(n)(5) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended December 31, 1994).

+*10(i)(1)  --      Specimen Split-Dollar Agreement (Individual) (Exhibit 10(o)(1) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994).

+*10(i)(2)  --      Specimen Amendment to Split-Dollar Agreement (Individual) (Exhibit 10(o)(2)
                    to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994).

+*10(i)(3)  --      Specimen Split-Dollar Agreement (Trustee) (Exhibit 10(o)(3) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994).


+*10(i)(4)  --      Specimen Amendment to Split-Dollar Agreement (Trustee) (Exhibit 10(o)(4) to
                    the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994).

+*10(j)(1)  --      Battle Mountain Gold Company Supplemental Executive Retirement Plan As
                    Amended and Restated December 2, 1997.

+-*10(j)(2) --      Specimen of the Company's Supplemental Executive Retirement Plan Agreement
                    (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1995).

*10(k)      --      Registration Rights Agreement, dated as of July 19, 1996, between Noranda
                    Inc., Kerr Addison Mines Limited and the Company (Exhibit 10(a) to the
                    Company's Current Report on Form 8-K dated July 19, 1996).

+-*10(l)    --      Specimen of Employment Agreements dated March 11, 1996 between the Company and certain executive officers (Exhibit 10(m) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1996).

*10(m)(1)   --      Investment Agreement, dated May 22, 1992, between Empresa Minera Inti Raymi
                    S.A. and International Finance Corporation (Exhibit 4(e) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1992).

*10(m)(2)   --      Amendment to Investment Agreement and Waiver, effective as of December 31,
                    1994, between Empresa Minera Inti Raymi S.A. and International Finance
                    Corporation (Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1995).

*10(n)(1)   --      Finance Agreement, dated as of September 14, 1992, between Empresa Minera
                    Inti Raymi S.A. and Overseas Private Investment Corporation (Exhibit 4(f)
                    to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1992).

*10(n)(2)   --      First Amendment to Finance Agreement and Limited Waiver, effective as of
                    December 31, 1994, between Empresa Minera Inti Raymi S.A. and Overseas
                    Private Investment Corporation (Exhibit 4(f)(2) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1994).


*10(n)(3)   --      Letter Agreement dated December 31, 1994, among Overseas Private Investment
                    Corporation, Battle Mountain Gold Company, Kori Kollo Corporation and
                    Zeland Mines, S.A. (Exhibit 4(c) to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1995).

*10(o)(1)   --      Loan Agreement, dated June 29, 1992, between Empresa Minera Inti Raymi S.A.
                    and Corporacion Andina de Fomento (English translation) (Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1992).

*10(o)(2)   --      Amendment to Loan Agreement, effective as of December 31, 1994, between
                    Empresa Minera Inti Raymi S.A. and Corporacion Andina de Fomento (English
                    translation) (Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1995).

*10(p)      --      Credit Agreement, dated September 30, 1997, between Canadian Imperial Bank of Commerce and Battle Mountain Canada Ltd. (Exhibit 10 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

=11         --      Computation of Earnings Per Common Share.

=21         --      Subsidiaries of the Company.

=23(a)      --      Consent of PricewaterhouseCoopers LLP (Battle Mountain
                    Gold Company).

23(b)       --      Consent of PricewaterhouseCoopers (Lihir Gold Limited).

=27         --      Financial Data Schedule.

------------------------

*         Incorporated by reference as indicated.

=         Previously filed.

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