Form 10-Q
period 1999-09-30
BATTLE MOUNTAIN GOLD CO
filed 1999-11-15
CIK 771498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                          Yes    X      No
                              -------       ------

         Number of shares of Common Stock outstanding as of the latest practicable date, October 31, 1999: 130,936,704. In addition, as of such date, there were outstanding 98,929,120 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX


                                                                       Page
Part I.  Financial Information (Unaudited)                             ----

  Condensed Consolidated Statement of Operations
     for the three and nine months ended September 30, 1999 and 1998     1

  Condensed Consolidated Balance Sheet
     at September 30, 1999 and December 31, 1998                         2

  Condensed Consolidated Statement of Cash Flows
     for the nine months ended September 30, 1999 and 1998               3


  Notes to Condensed Consolidated Financial Statements                   4

  Supplemental Information - Operating Data                              9


  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          11

Quantitative and Qualitative Disclosures about Market Risk              16


Part II. Other Information                                              16

PART I.             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended      Nine months ended
                                                                    September 30           September 30
                                                               --------------------   ----------------------
MILLIONS, EXCEPT PER SHARE AMOUNTS                                1999       1998        1999        1998
-----------------------------------                            ---------  ---------   ---------   ---------
Sales                                                           $  54.6     $ 70.0     $ 161.8     $ 217.2
                                                                --------    -------    --------    --------
Costs and expenses
   Production costs                                                36.1       39.2       109.0       122.6
   Depreciation, depletion and amortization                        16.6       19.9        46.8        62.4
   Exploration, evaluation & other lease costs, net                 3.9        3.5        13.1        16.3
   General and administrative expenses                              4.3        3.7        11.3        11.1
   Environmental remediation charges (Note 3)                       9.5          -         9.5           -
   Loss (gain) related to assets held for sale (Note 2)            (6.6)         -        13.3           -
                                                                --------    -------    --------    --------
         Total costs and expenses                                  63.8       66.3       203.0       212.4
                                                                --------    -------    --------    --------

Operating income (loss)                                            (9.2)       3.7       (41.2)        4.8

   Interest expense                                                (3.7)      (4.5)      (11.2)      (13.9)
   Interest income                                                  0.9        2.7         3.3         8.7
   Foreign currency exchange gain (loss), net                       0.1       (7.2)        6.9       (12.6)
   Minority interest in net loss (income)                           0.5          -         1.1        (1.3)
   Equity in losses of Lihir                                          -       (1.8)          -        (4.5)
   Other income (expense), net                                      0.4       (0.2)        0.9         0.2
                                                                --------    -------    --------    --------

Loss before income taxes                                          (11.0)      (7.3)      (40.2)      (18.6)

   Income tax benefit                                               1.0        1.8         3.2         5.4
   Mining tax expense                                              (2.1)      (2.2)       (2.4)       (5.4)
                                                                --------    -------    --------    --------

Net loss                                                          (12.1)      (7.7)      (39.4)      (18.6)
    Preferred dividends                                             1.9        1.9         5.6         5.6
                                                                --------    -------    --------    --------

Net loss to common shares                                       $ (14.0)    $ (9.6)    $ (45.0)    $ (24.2)
                                                                ========    =======    ========    ========

Loss per common share - basic and diluted (Note 4)              $  (.06)    $ (.04)    $  (.20)    $  (.11)
                                                                ========    =======    ========    ========

Dividends per common share                                      $     -     $ .025     $     -     $  .050
                                                                ========    =======    ========    ========
Average common shares outstanding for loss
   per share purposes - basic and diluted                         229.9      229.8       229.9       229.8
                                                                ========    =======    ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                September 30,  December 31,
                                                                    1999          1998
                                                                -------------  ------------
MILLIONS                                                         (Unaudited)
--------
Assets
   Current assets
     Cash and cash equivalents                                      $ 38.8         $147.6
     Restricted cash                                                   0.4            7.7
     Accounts and notes receivable                                    12.0           13.8
     Product inventories                                               7.8            8.9
     Materials and supplies, at average cost                          25.2           23.4
     Assets held for sale (Note 2)                                    95.0          108.3
     Other current assets                                              3.2            2.7
                                                                  --------        -------
         Total current assets                                        182.4          312.4

   Investments (Note 6)                                               10.8           19.4

   Property, plant and equipment, net                                339.5          341.9

   Restricted cash (Note 7)                                           40.0              -

   Other assets                                                       14.9           20.4
                                                                  --------        -------
Total assets                                                        $587.6         $694.1
                                                                  ========        =======

Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings                                          $    -         $ 14.9
     Current maturities of long-term debt (Note 7)                     2.7           37.0
     Debt due upon disposal of assets held for sale (Note 7)          30.0              -
     Accounts payable                                                 14.8           14.3
     Income and mining taxes payable                                  13.6           23.9
     Other current liabilities                                        14.3           12.9
                                                                  --------        -------
         Total current liabilities                                    75.4          103.0

   Long-term debt (Note 7)                                           176.8          203.6
   Deferred income and mining taxes                                   67.6           72.0
   Other liabilities (Note 3)                                         61.5           50.1
                                                                  --------        -------
         Total liabilities                                           381.3          428.7

   Minority interest                                                   6.4           17.7

   Commitments and contingencies (Notes 3, 8 and 11)                     -              -

   Shareholders' equity (Note 5)                                     199.9          247.7
                                                                  --------        -------

Total liabilities and shareholders' equity                          $587.6         $694.1
                                                                  ========        =======


  The accompanying notes are an integral part of these financial statements.

                      BATTLE MOUNTAIN GOLD COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)


                                                                      Nine months ended
                                                                         September 30
                                                                    ---------------------
MILLIONS                                                             1999           1998
--------                                                            ------         ------
Cash flows from operating activities
   Net loss                                                        $ (39.4)       $ (18.6)
   Adjustments to reconcile net loss to cash
     flows from operating activities:
       Depreciation, depletion and amortization                       46.8           62.4
       Environmental remediation charges (Note 3)                      9.5              -
       Deferred income taxes                                          (2.8)         (16.8)
       Foreign currency exchange loss (gain), net                     (6.9)          12.6
       Loss related to assets held for sale (Note 2)                  13.3              -
       Equity in losses of Lihir                                         -            4.5
       Change in working capital accounts, net                        (5.9)          13.3
       Other, net                                                     (1.0)           4.7
                                                                   --------       --------
Net cash flows provided by operating activities                       13.6           62.1
                                                                   --------       --------
Cash flows from investing activities
   Capital expenditures                                              (37.3)         (37.9)
   Crown Butte liquidating dividend to minority shareholders         (11.0)             -
   Proceeds from sale of assets                                       11.3            1.9
   New World settlement                                                  -           34.9
   Investment in Lihir Gold Limited                                      -          (11.5)
   Other, net                                                         (2.9)           1.4
                                                                   --------       --------
Net cash flows used in investing activities                          (39.9)         (11.2)
                                                                   --------       --------

Cash flows from financing activities
   Debt repayments                                                   (30.8)         (30.0)
   Decrease in short-term borrowings                                 (14.9)          (4.9)
   Cash dividend payments                                             (5.6)         (17.1)
   Decrease (increase) in restricted cash                            (32.7)           8.7
   Other, net                                                          0.1            0.3
                                                                   --------       --------

Net cash flows used in financing activities                          (83.9)         (43.0)
                                                                   --------       --------

Effect of exchange rate changes on cash and cash equivalents           1.4            0.3
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                (108.8)           8.2
Cash and cash equivalents at beginning of period                     147.6          185.0
                                                                   --------       --------

Cash and cash equivalents at end of period                         $  38.8        $ 193.2
                                                                   ========       ========


  The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  General Information

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company ("BMG"), necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of BMG and its wholly-owned and majority-owned subsidiaries ("Battle Mountain Gold") and should be read in conjunction with the consolidated financial statements which are included in Battle Mountain Gold's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation.

Note 2.  Niugini Mining Limited

On October 6, 1999, Lihir Gold Limited and Niugini Mining announced a proposed plan of arrangement under which Lihir would acquire Niugini Mining. Under the agreement, Niugini Mining shareholders would receive one share of Lihir for each share of Lihir currently held by Niugini Mining, together with one additional share of Lihir for each A$1.45 of Niugini Mining's net cash balance at the effective date of the transaction. Under the terms of the agreement, Niugini Mining's cash balance is subject to adjustment for, among other items, the disposal of the San Cristobal mine. It is estimated that the transaction, subject to shareholder and regulatory approvals, would close in the first quarter of 2000. Battle Mountain Gold has agreed to hold the Lihir shares to be acquired in this transaction for a 90-day period and intends to classify those shares acquired as marketable securities in current assets.

Battle Mountain Gold recorded a $6.6 million gain in the third quarter of 1999 related to its investment in Niugini Mining, an asset held for sale, as a result of an increase in the market value of the Lihir stock held by Niugini Mining. Net losses totaling $13.3 million have been recorded through the nine months ended September 30, 1999 related to this asset held for sale.

Note 3.  Environmental Matters

Battle Mountain Gold's Annual Report on Form 10-K for the year ended December 31, 1998 contained a description of closure and reclamation efforts with respect to the San Luis mine in Colorado, which ceased operations in November 1996. As part of those efforts, Battle Mountain Gold voluntarily partially backfilled the San Luis West Pit. As water percolates through the freshly backfilled rock, the water picks up certain naturally occurring constituents. The elevated levels of these constituents do not pose a risk to human health or the environment.

On August 20, 1999 the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain Gold, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain Gold has filed an Answer to the Notice denying that such a violation has occurred. The Notice requires Battle Mountain Gold to take a number of steps that the Department of Public Health believes necessary to attain compliance with the Water Quality Control Act. These steps include the submittal of a permit application, a monitoring plan and a response plan. Battle Mountain Gold has made all submittals required by the Notice and has commenced extensive response activities.

It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities, which actions could include seeking injunctive relief, mandating the posting of financial assurance, requiring further on-site response actions and the imposition of monetary penalties. Battle Mountain Gold accrued $9.5 million in the third quarter of 1999 as other long-term liabilities based upon Battle Mountain Gold's current best estimate of costs to address long-term water-quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

Note 4.  Loss per Common Share

BMG's outstanding common stock options, convertible debentures and convertible preferred stock were anti-dilutive and not included in the calculations of basic and diluted loss per share amounts presented on the condensed consolidated statement of operations.

Note 5.  Comprehensive Loss

Battle Mountain Gold's comprehensive loss follows:


                                                Three months ended           Nine months ended
                                                   September 30                 September 30
                                               ---------------------        ---------------------
MILLIONS                                          1999        1998             1999        1998
--------                                       ---------   ---------        ---------   ---------
Net loss                                       $ (12.1)    $  (7.7)         $ (39.4)    $ (18.6)
Foreign currency translation adjustments          (2.1)        4.4             (4.1)        4.6
                                               ---------   ---------        ---------   ---------
Comprehensive loss                             $ (14.2)    $  (3.3)         $ (43.5)    $ (14.0)
                                               =========   =========        =========   =========

Note 6.  Investments

Battle Mountain Gold sold, at book value, its investment in First Toronto Investments Limited for $10.2 million in the third quarter of 1999.

Note 7.  Debt

The Canadian Imperial Bank of Commerce ("CIBC") loan agreement was restructured effective October 1, 1999. Under the terms of the new agreement, the $104.4 million outstanding loan is segregated into three "tranches": a $40.0 million tranche due December 31, 2003, a $30.0 million tranche due the earlier of the date of the receipt of cash from the sale of Battle Mountain Gold's investment in Niugini Mining or December 31, 2003, and a $34.4 million tranche payable in 14 equal quarterly installments beginning September 30, 2000. Since the investment in Niugini Mining is an asset held for sale, a current asset, the $30.0 million tranche is accordingly classified as a current liability.

Under the terms of the agreement, Battle Mountain Gold established a $40.0 million restricted cash collateral account and granted CIBC certain security interests in Battle Mountain Canada Ltd.'s assets, including its investment in Niugini Mining. The loan agreement requires Battle Mountain Canada to meet certain financial covenants which include maintenance covenants relating to the market value of Niugini Mining, gold reserves and the present value of cash flows to the value of the $34.4 million tranche, as well as certain restrictions on, among other things, cash transfers, expenditures, additional debt, liens and the disposition of assets.

Note 8.  Gold Sales and Hedging

Battle Mountain Gold's results of operations are affected significantly by the market price of gold, which it cannot control. During the third quarter of 1999, Battle Mountain Gold modified its hedging policy. The purpose of the current hedging policy is to minimize Battle Mountain Gold's exposure to fluctuating gold prices by assuring adequate cash inflows to cover a portion of future cash outflows. Battle Mountain Gold does not use derivative financial instruments for trading purposes.

The hedging policy allows the use of various derivative financial instruments, including forward sales contracts and options, and limits hedges put in place to a maximum of 50% of the following five years' planned operating mine gold production. No more than 300,000 ounces of new gold hedges may be established in any quarter. Gold sold and to be delivered within three months is not counted against the limit.

Gold option contracts outstanding at September 30, 1999 were as follows:

                                                                                             Total or
                                     1999       2000        2001         2002       2003     Average
                                   -------    -------     -------      -------    -------   ---------
Call options written:
     Ounces                         15,000     50,000      50,000       50,000     50,000    215,000
     Average price per ounce       $   320    $   338     $   338      $   338    $   338   $    336

Put options owned:
     Ounces                              -     50,000      50,000       50,000     50,000    200,000
     Average price per ounce             -    $   285     $   285      $   285    $   285   $    285


No option contracts were delivered against or financially settled during the nine months ended September 30, 1999 and 1998. The estimated fair value of call options written and put options owned at September 30, 1999 was $3.1 million and $3.8 million, respectively, for a net estimated fair value of $0.7 million.

Pursuant to pricing provisions as set forth in certain customer forward sales contracts as of September 30, 1999, Battle Mountain Canada had committed to deliver 98,600 ounces of gold valued at approximately $25.6 million at various prices determined during the third quarter of 1999. All such contracts mature by January 31, 2000. The average price of gold sold under these commitments was $260 per ounce. From time to time, Battle Mountain Canada also enters into gold leasing transactions prior to delivery of gold held in inventory related to these commitments. Battle Mountain Gold, at times, is a party to these leasing transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was amended by SFAS No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Battle Mountain Gold is currently evaluating the impact that implementation of this standard may have on its consolidated results of operations, financial position and liquidity.

Note 9.  Summarized Financial Information

The following summarized information of Battle Mountain Canada is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable
Shares:

                                Three months ended            Nine months ended
                                   September 30                  September 30
                              ----------------------       ----------------------
MILLIONS                        1999          1998           1999           1998
--------                      --------      --------       --------       -------
Sales                         $  31.9       $  38.2        $  88.9        $ 115.7
Costs and expenses               24.7          28.3          103.4           94.3
                              --------      --------       --------       -------
Operating income (loss)       $   7.2       $   9.9        $ (14.5)       $  21.4
                              ========      ========       ========       =======
Net income (loss)             $   5.0       $  (1.6)       $ (11.7)       $  (4.2)
                              ========      ========       ========       =======



Note 10.  Geographic and Segment Information

Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:


                                                  Golden      Kori                   Battle      Vera /     Crown      Corp &
MILLIONS                               Total      Giant      Kollo      Holloway    Mountain     Nancy      Jewel       Other
--------                              -------     -------   -------     -------     --------     ------    -------     -------
THREE MONTHS ENDED SEPT. 30, 1999
Gross revenues                        $ 54.6      $ 25.1     $ 18.8      $  6.8      $    -      $  3.9     $    -     $    -
Operating expenses                      60.9        18.1       22.3         9.9        (0.1)        2.4          -        8.3
Environmental remediation                9.5           -          -           -           -           -          -        9.5
Gain related to assets
  held for sale                          6.6           -          -           -           -           -          -        6.6
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                 (9.2)     $  7.0     $ (3.5)     $ (3.1)     $  0.1      $  1.5     $    -     $(11.2)
                                                  =======   =======     =======     ========     ======    =======     =======
Other expenses, net                     (1.8)
                                      -------
Loss before income taxes              $(11.0)
                                      =======

THREE MONTHS ENDED SEPT. 30, 1998
Gross revenues                        $ 70.0      $ 30.1     $ 24.9      $  5.8      $  3.6      $  3.3     $    -     $  2.3
Operating expenses                      66.3        17.6       28.3         6.3         3.0         2.2          -        8.9
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                  3.7      $ 12.5     $ (3.4)     $ (0.5)     $  0.6      $  1.1     $    -     $ (6.6)
                                                  =======   =======     =======     ========     ======    =======     =======
Other expenses, net                    (11.0)
                                      -------
Loss before income taxes              $ (7.3)
                                      =======

NINE MONTHS ENDED SEPT. 30, 1999
Gross revenues                        $161.8      $ 69.9     $ 60.9      $ 19.0      $    -      $ 12.0     $    -     $    -
Operating expenses                     180.2        56.5       67.2        24.9        (0.3)        7.0          -       24.9
Environmental remediation                9.5           -          -           -           -           -          -        9.5
Loss related to assets
  held for sale                         13.3           -          -           -           -           -          -       13.3
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                (41.2)     $ 13.4     $ (6.3)     $ (5.9)     $  0.3      $  5.0     $    -     $(47.7)
                                                  =======   =======     =======     ========     ======    =======     =======
Other income, net                        1.0
                                      -------
Loss before income taxes              $(40.2)
                                      =======

NINE MONTHS ENDED SEPT. 30, 1998
Gross revenues                        $217.2      $ 88.1     $ 78.0      $ 17.0      $ 12.9      $ 10.6     $    -     $ 10.6
Operating expenses                     212.4        54.6       86.4        20.1         9.6         6.2          -       35.5
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                  4.8      $ 33.5     $ (8.4)     $ (3.1)     $  3.3      $  4.4     $    -     $(24.9)
                                                  =======   =======     =======     ========     ======    =======     =======
Other expenses, net                    (23.4)
                                      -------
Loss before income taxes              $(18.6)
                                      =======

TOTAL ASSETS - SEPT. 30, 1999         $587.6      $126.2     $ 86.5      $ 76.5      $ 51.6      $ 31.4     $ 34.9     $180.5
                                      =======     =======   =======     =======     ========     ======    =======     =======
TOTAL ASSETS - DEC. 31, 1998          $694.1      $144.6     $107.9      $ 79.7      $ 42.4      $ 24.8     $ 31.8     $262.9
                                      =======     =======   =======     =======     ========     ======    =======     =======

Note 11.  Other Contingencies

See Part II - Other Information - "Legal Proceedings" for information concerning significant legal proceedings of Battle Mountain Gold. In addition to the legal proceedings described therein, Battle Mountain Gold is party to a number of actions arising in the ordinary course of business. While the final outcome of these actions cannot be predicted with certainty, Battle Mountain Gold believes that the outcome of these actions will not have a material adverse effect on its results of operations, financial condition or cash flows.

                          BATTLE MOUNTAIN GOLD COMPANY
            SUPPLEMENTAL INFORMATION - OPERATING DATA (Unaudited) (1)
              (Production data reflects BMG attributable interests)
                              (Ounces in thousands)


                                                      Three months ended           Nine months ended
                                                         September 30                September 30
                                                     --------------------        --------------------
                                                      1999          1998          1999          1998
                                                     ------        ------        ------        ------
GOLDEN GIANT
    Gold ounces recovered                               94           103           258           293
    Silver ounces recovered                              9             6            16            23
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                             $126          $106          $147          $115
    Depreciation, depletion and amortization            64            62            65            67
    Reclamation and mine closure costs                   3             4             3             4
                                                     ------        ------        ------        ------
    Total production costs                            $193          $172          $215          $186
-----------------------------------------------------------------------------------------------------
KORI KOLLO (88% Interest)
    Gold ounces recovered                               61            72           187           221
    Silver ounces recovered                            150           205           516           650
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced (2)
    Cash production costs                             $196          $182          $191          $177
    Depreciation, depletion and amortization            92           129            89           131
    Reclamation and mine closure costs                  11            11            11            11
                                                     ------        ------        ------        ------
    Total production costs                            $299          $322          $291          $319
-----------------------------------------------------------------------------------------------------
HOLLOWAY (84.65% Interest)
    Gold ounces recovered                               28            20            71            59
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                             $162          $190          $188          $220
    Depreciation, depletion and amortization           130           107           131           113
    Reclamation and mine closure costs                   2             2             2             2
                                                     ------        ------        ------        ------
    Total production costs                            $294          $299          $321          $335
-----------------------------------------------------------------------------------------------------
VERA/NANCY (50% Interest)
    Gold ounces recovered                               15            10            45            35
    Silver ounces recovered                             11             9            35            29
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                             $112          $150          $116          $138
    Depreciation, depletion and amortization            39            35            36            30
    Reclamation and mine closure costs                   2             2             1             1
                                                     ------        ------        ------        ------
    Total production costs                            $153          $187          $153          $169
-----------------------------------------------------------------------------------------------------
OTHER (3)
    Gold ounces recovered                                             23                          82
    Silver ounces recovered                                           29                          97
-----------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                           $259                        $232
    Depreciation, depletion and amortization                          96                          95
                                                                   ------                      ------
    Total production costs                                          $355                        $327
-----------------------------------------------------------------------------------------------------


                          BATTLE MOUNTAIN GOLD COMPANY
            SUPPLEMENTAL INFORMATION - OPERATING DATA (Unaudited) (1)
              (Production data reflects BMG attributable interests)
                              (Ounces in thousands)

                                                          Three months ended          Nine months ended
                                                             September 30               September 30
                                                          ------------------          -----------------
                                                           1999        1998            1999       1998
                                                          ------      ------          ------     ------
AGGREGATE DATA
   Gold ounces recovered - BMG share                       198         229             561         690
   Gold ounces sold - BMG share                            195         230             558         689
   Gold ounces recovered                                   207         253             587         769
   Gold ounces sold                                        205         254             585         768
   Average price per gold ounce realized                  $262        $299            $272        $306
--------------------------------------------------------------------------------------------------------
   Silver ounces recovered - BMG share                     170         249             567         799
   Silver ounces sold - BMG share                          165         253             562         800
   Silver ounces recovered                                 190         283             637         917
   Silver ounces sold                                      184         290             631         920
   Average price per silver ounce realized                $5.26       $5.19           $5.20       $5.61
--------------------------------------------------------------------------------------------------------
   Weighted Average Cost per Gold Ounce Produced
   Cash production costs                                  $152        $155            $164        $159
   Depreciation, depletion and amortization                 80          90              79          93
   Reclamation and mine closure costs                        5           5               6           5
                                                          ----        ----            ----        ----
   Total production costs                                 $237        $250            $249        $257
--------------------------------------------------------------------------------------------------------


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

(3) Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as Battle Mountain Gold has classified the investment in Niugini Mining as an asset held for sale as of December 31, 1998.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Battle Mountain Gold's Annual Report on Form 10-K for the year ended December 31, 1998 and the unaudited condensed consolidated financial statements and notes preceding this discussion.

OVERVIEW

Lower gold production, continued low gold prices and a nonrecurring environmental remediation charge resulted in net losses of $14.0 million and $45.0 million for the three and nine month periods ended September 30, 1999, respectively. Foreign currency exchange gains and decreased depreciation, production and exploration costs partially offset the impacts of these unfavorable items. Changes in the value of Niugini Mining also impacted results of operations during these periods. Operating cash flows declined in the first nine months of 1999 compared to 1998 due to lower sales and gold prices and an increase in working capital. All of the decrease in available cash during the first nine months of 1999 occurred in the first six months of 1999, except for the $40.0 million reclassification of cash to restricted cash in the third quarter of 1999 as a result of the restructured loan agreement with CIBC.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Battle Mountain Gold generated cash flows of $13.6 million from operating activities during the nine months ended September 30, 1999 compared with $62.1 million for the same period in 1998. The decrease was primarily the result of lower gold prices and production, and increased working capital primarily resulting from income tax payments made in 1999.

INVESTING ACTIVITIES. Capital expenditures totaled $37.3 million in the first nine months of 1999 compared with $37.9 million during the same period in 1998. Capital expenditures in 1998 included $4.5 million of capitalized interest paid related to Niugini Mining's investment in Lihir. Battle Mountain Gold currently expects to invest approximately $49.0 million of capital expenditures in 1999.

On October 6, 1999, Lihir and Niugini Mining announced a proposed plan of arrangement under which Lihir would acquire Niugini Mining. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion. Battle Mountain Gold sold the investment in First Toronto Investments Limited for $10.2 million in July 1999. In March 1999, Crown Butte Resources Ltd. paid an $11.0 million liquidating dividend to minority shareholders.

Battle Mountain Gold closed the sale of the New World project in August 1998 and received cash proceeds, net of related disbursements, of $34.9 million. In May 1998, Niugini Mining increased its investment in Lihir by $11.5 million, which maintained Battle Mountain Gold's 8.65% attributable equity interest in Lihir.

FINANCING ACTIVITIES. Battle Mountain Gold made $45.7 million of debt and short-term borrowing repayments in the first nine months of 1999 compared with $34.9 million in the same period in 1998. Cash dividends decreased from $17.1 million to $5.6 million in the first nine months of 1999 as BMG suspended the semi-annual common stock dividend in February 1999.

The Canadian Imperial Bank of Commerce loan agreement was restructured effective October 1, 1999. Under the terms of the agreement, Battle Mountain Gold established a $40.0 million restricted cash collateral account. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion.

Battle Mountain Gold filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") on October 1, 1999, amended and declared effective on November 1, 1999, for the issuance of up to $150.0 million of debt and/or equity securities. As of the date of this report, no securities have been issued nor does Battle Mountain Gold have any plans to issue any securities under this registration statement at this time. Battle Mountain Gold also has registration statements on file with the SEC and regulatory authorities in Canada which qualify for sale the 65.2 million shares of BMG's common stock effectively held by Noranda Inc. Battle Mountain Gold will not receive proceeds from the sales of any shares sold under the latter registration statements, should they occur.

CONCLUSION. Battle Mountain Gold believes we will be able to fund cash requirements over the next twelve months through a combination of current cash, future cash flows from operations, proceeds from potential asset sales including Niugini Mining, and/or future debt or equity security issuances.

RESULTS OF OPERATIONS

Battle Mountain Gold recorded net losses to common shares of $14.0 million ($.06 per share) and $45.0 million ($.20 per share) for the three and nine month periods ended September 30, 1999, respectively. This compares with losses of $9.6 million ($.04 per share) and $24.2 million ($.11 per share), respectively, for the same periods in 1998. Results of operations in the first nine months of 1999 were negatively impacted by lower gold production and prices, a net loss related to the investment in Niugini Mining and a non-recurring environmental remediation charge related to the San Luis property. The effect of these items was partially offset by foreign currency exchange gains and decreased depreciation and production costs.

The results of operations of the Lihir and San Cristobal mines are not included with those of Battle Mountain Gold in 1999 because Niugini Mining was classified as an asset held for sale effective December 31, 1998. Lihir was accounted for as an equity investment in 1998.


                                                           Three months ended       Nine months ended
                                                              September 30             September 30
                                                           ------------------       -----------------
                                                             1999       1998          1999      1998
                                                           -------    -------        ------    ------
   Gold sales - 100%, thousand ounces                         205        254           585       768

   Average gold revenue realized per ounce - 100%            $262       $299          $272      $306

   Average London PM gold fix per ounce                      $259       $289          $273      $294


Battle Mountain Gold's results of operations are affected significantly by the market price of gold, which it cannot control. During the third quarter of 1999, Battle Mountain Gold modified its hedging policy. The current policy allows the use of various derivative financial instruments, including forward sales contracts and options, and limits hedges put in place to a maximum of 50% of the following five years' planned operating mine gold production. No more than 300,000 ounces of new gold hedges may be established in any quarter. No option contracts were delivered against or financially settled during the nine months ended September 30, 1999 and 1998. Battle Mountain Gold does not use derivative financial instruments for trading purposes. See
Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion.

Sales decreased for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998 primarily as a result of decreased production and lower realized gold prices. Excluding Battle Mountain Gold's share of Lihir gold sales in 1998, sales volumes were 38,000 ounces lower in the third quarter of 1999 and 150,000 ounces lower in the first nine months of 1999. Lower production at Golden Giant and Kori Kollo in 1999 was attributable to lower head grades. Also contributing to the overall decrease in sales volumes in 1999 was the classifying of Niugini Mining as an asset held for sale and the placing of the Battle Mountain Complex Reona mine on care and maintenance effective January 1, 1999. Sales generated from gold production from the Reona mine are netted against production costs for financial statement presentation purposes.

The average realized price of gold decreased in 1999 as a result of decreased spot gold prices. Average realized prices for the periods shown in 1998 were higher than the average London PM fix price for the same periods due to gains recognized from forward sales at Lihir.


  AGGREGATE ATTRIBUTABLE PRODUCTION COSTS                       Three months ended          Nine months ended
   PER OUNCE OF GOLD PRODUCED                                      September 30                September 30
                                                                ------------------         ------------------
                                                                1999          1998         1999          1998
                                                                ----         -----         ----          ----
  Direct mining costs                                           $152         $156          $164          $161
  Third party smelting, refining and transportation costs          2            2             2             2
  By-product credits included in sales                            (4)          (6)           (5)           (7)
                                                                ----         -----         ----          ----
      Cash operating costs                                       150          152           161           156
  Royalties*                                                       2            3             3             3
                                                                ----         -----         ----          ----
      Total cash costs                                           152          155           164           159
  Depreciation, depletion and amortization                        80           90            79            93
  Reclamation and mine closure costs                               5            5             6             5
                                                                ----         -----         ----          ----
      Total production costs                                    $237         $250          $249          $257
                                                                ====         =====         ====          ====


  RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS
  PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS*                Three months ended          Nine months ended
                                                                    September 30                September 30
                                                                --------------------       ---------------------
MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS            1999         1998          1999         1998
------------------------------------------------------          -------      -------       -------       -------
Production costs per financial statements                       $ 36.1       $ 39.2        $109.0        $122.6
Lihir production costs                                             -            3.1           -             8.3
Minority interest portion of production costs                     (1.7)        (2.5)         (5.2)         (8.5)
By-product credits included in sales                              (0.8)        (1.3)         (2.9)         (4.6)
Reclamation and mine closure costs                                (1.2)        (0.8)         (3.5)         (3.4)
Inventory change and other                                        (2.4)        (2.2)         (5.2)         (4.4)
                                                                ------       ------        ------        ------
Production costs for per ounce calculation purposes             $ 30.0       $ 35.5        $ 92.2        $110.0
                                                                ======       ======        ======        ======
Gold ounces produced, thousands                                    198          229           561           690
                                                                ======       ======        ======        ======
Total cash costs per gold ounce produced                        $  152       $  155        $  164        $  159
                                                                ======       ======        ======        ======

* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.


Total production costs decreased in the periods shown for 1999 primarily as a result of the effects of the exclusion of costs from the San Cristobal mine and the placing of the Reona mine in care and maintenance. Lower costs at Kori Kollo, resulting from a cost reduction program, were offset by higher costs at Golden Giant and Holloway. Consolidated per ounce cash costs increased slightly in the nine month period in 1999 compared with 1998. Higher per ounce cash costs at Golden Giant and Kori Kollo were partially offset by decreases at Holloway and Vera/Nancy and the exclusion of Lihir from 1999 calculations. Cost increases at Golden Giant and Kori Kollo were primarily the result of lower production.

Depreciation, depletion and amortization decreased in total and on a cost per gold ounce produced basis for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. These decreases were attributable to lower production and lower asset carrying values resulting from asset write-downs taken at the end of 1998.

Exploration, evaluation and other lease costs decreased in 1999. As a result of continuing low gold prices, Battle Mountain Gold has reduced estimated 1999 exploration expenditures from $25 million to $17 million.

General and administrative expenses increased in 1999 as a result of costs associated with the retirement of a key executive and the closure of an administrative office, totaling approximately $1.2 million, both in the third quarter of 1999.

Battle Mountain Gold recorded a $9.5 million environmental remediation charge in the third quarter of 1999 based upon Battle Mountain Gold's current best estimate of costs to address technical long-term water quality issues at the San Luis property. See Part II - Other Information - "Other Information" for further discussion.

A $6.6 million gain related to the investment in Niugini Mining was recorded in the third quarter of 1999 as a result of an increase in the estimated net realizable value of Battle Mountain Gold's investment in Niugini Mining. The increase in value was due to an increase in the market value of Lihir stock held by Niugini Mining. Net losses totaling $13.3 million have been recorded through the nine months ended September 30, 1999 related to this asset held for sale.

Interest expense decreased in the three and nine month periods ended September 30, 1999 due to lower levels of average debt outstanding in 1999 compared with 1998, while interest income decreased primarily as a result of lower average levels of cash invested.

Battle Mountain Gold incurred net foreign currency exchange gains on the U.S. dollar-denominated debt of our foreign subsidiaries, primarily Battle Mountain Canada, of $0.1 million and $6.9 million for the three and nine month periods ended September 30, 1999, respectively. This compares with net foreign currency exchange losses of $7.2 million and $12.6 million, respectively, during the same periods in 1998.

Equity in losses of Lihir totaled $1.8 million and $4.5 million for the three and nine month periods of 1998. Results of Lihir are not reflected in 1999, as Niugini Mining was classified as an asset held for sale effective December 31, 1998.

Battle Mountain Gold's provision for income taxes for the three and nine month periods ended September 30, 1999 included benefits of $1.0 million and $3.2 million, respectively, on losses before income taxes of $11.0 million and $40.2 million, respectively. Battle Mountain Gold's effective income tax rate for the first nine months of 1999 was 8%. The effective tax rate includes the impact of recording a valuation allowance against the deferred tax assets created by operating losses in the U.S., the net loss related to assets held for sale and the net foreign currency exchange gains.

Mining taxes decreased for the periods presented in 1999 compared with the same periods in 1998 due to decreased mining income from Battle Mountain Gold's Canadian mines.

OTHER

See Notes 3 and 11 of Notes to Condensed Consolidated Financial Statements and Part II - Other Information "Legal Proceedings" and "Other Information" for a discussion of material contingencies.

Various laws require that financial assurances be in place for certain environmental and reclamation obligations and potential liabilities. Battle Mountain Gold has in place certain environmental and reclamation financial assurances and will be required to put additional financial assurances in place in the future. There can be no guarantee that Battle Mountain Gold will be able to maintain and/or put in place the necessary assurances.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was amended by SFAS No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion.

Unless otherwise discussed below, information for the nine months ending September 30, 1999 about market, foreign currency, interest rate and equity risks, and forward sales and hedging does not differ materially from that discussed under Item 7A of Battle Mountain Gold's Annual Report on Form 10-K for the year ended December 31, 1998.

Battle Mountain Gold's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, currency valuations, investor sentiment and production levels. While Battle Mountain Gold is one of the lower cost gold producers, a sustained period of low gold prices could have a material adverse effect on our results of operations, financial position and cash flows.

Battle Mountain Gold has operations in Canada and Australia in addition to operations in the United States and other countries. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost structures at these operations are primarily Canadian and Australian dollar denominated, and accordingly, these affiliates' functional currencies are the Canadian dollar and the Australian dollar, respectively. As such, Battle Mountain Gold is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

All of Battle Mountain Gold's revenues for the nine months ended September 30, 1999 were generated from mining operations outside the United States, while assets attributable to those operations were approximately $320.6 million. As a result, Battle Mountain Gold is exposed to risks normally associated with operations located outside the United States, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

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

Battle Mountain Gold has completed our Y2K readiness program, with a review of our computer systems inventory, systems validation, and certification and testing stages having been completed. Both information technology ("IT") and non-IT systems, including process control equipment used at Battle Mountain Gold's mines, that have been determined to be Y2K non-compliant have been replaced or upgraded, as appropriate. The replacement costs of those affected non-IT systems are immaterial to Battle Mountain Gold. Some of our other potential Y2K problems have been resolved through the implementation of a previously planned Y2K-compliant IT systems upgrade. In recognition of the important role that supply chain partners play in our business, vendor/supplier Y2K compliance evaluations are continuing to be performed. All of our critical vendors/suppliers indicate Y2K compliance. An outside contractor assisted Battle Mountain Gold in developing our Y2K readiness program.

Battle Mountain Gold is continuing to review and evaluate our most likely worst-case scenario with regards to disruptions attributable to Y2K. Battle Mountain Gold has developed business contingency plans in order to mitigate potential disruptions, including those that may result from non-compliant systems utilized by unrelated third party governmental and business entities. These contingency plans, completed in the third quarter of 1999, will be reviewed and updated as necessary throughout the remainder of 1999 and into the year 2000.

Although no assurance can be given, Battle Mountain Gold does not anticipate any material adverse effect regarding Y2K compliance on our consolidated results of operations, financial position or cash flows. Battle Mountain Gold believes failures of third parties to complete their Y2K compliance programs will be the area of greatest risk of year 2000 having a material adverse effect on Battle Mountain Gold.

The foregoing Y2K disclosures are based on Battle Mountain Gold's current expectations, estimates and projec-tions. The actual effects of Y2K issues on Battle Mountain Gold may be different from our current assessment.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that Battle Mountain Gold believes are reasonable, but we can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, delays in the receipt of or failure to receive and maintain necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, including Y2K readiness, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the availability and maintainability of environmental and remediation financial assurances, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail in Battle Mountain Gold's Annual Report on Form 10-K (File No. 1-9666) for the year ended December 31, 1998. Many of such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Battle Mountain Gold disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" for a discussion.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Battle Mountain Gold is working toward earning up to a 54% interest in the Crown Jewel project in Washington state. Certain positive permit decisions and approvals have been received for the Crown Jewel project, but additional state permit decisions and approvals are pending. Certain persons and groups oppose the Crown Jewel project. Among the opponents are the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance and the Kettle Range Conservation Group (collectively the "Anti-Development Groups") and the Confederated Tribes of the Colville Reservation (the "Colville Confederated Tribes"). The legal proceedings detailed below have been initiated by project opponents. Battle Mountain Gold expects that additional appeals may be brought and that injunctions will be sought. The final resolution of existing and expected appeals and the timing thereof cannot be determined with any accuracy at this time.

OKANOGAN HIGHLANDS ALLIANCE V. WILLIAMS, ET AL., NINTH CIRCUIT COURT OF APPEALS (NO. 99-35538)

During the first quarter of 1997, the United States Forest Service (the "Forest Service") issued a final Environmental Impact Statement ("EIS") and Record of Decision ("ROD") for the Crown Jewel project. The Forest Service received four administrative appeals to its EIS and ROD, all of which the Forest Service denied in the second quarter of 1997. On May 29, 1997, the Anti-Development Groups instituted an action designated Civil No. 97-806JE against the Forest Service and certain individual Forest Service decision makers in United States District Court for the District of Oregon. The action appealed the Forest Service's EIS, its ROD and its denial of the administrative appeals. The action sought the following rulings: 1) that the EIS and ROD were inadequate and violated the National Environmental Policy Act and the Administrative Procedures Act; 2) that the Forest Service's decision not to prepare and issue a supplemental EIS was not in accordance with law; and 3) that the ROD violated certain specified laws. The action also sought an award of fees and costs associated with the litigation and indicated that the plaintiffs would seek injunctive relief restraining the Forest Service from approving or authorizing the Plan of Operations or any other action related to the Crown Jewel project. Battle Mountain Gold intervened in the action and the Colville Confederated Tribes also intervened and filed a complaint alleging that the ROD was issued in violation of certain tribal rights. On December 31, 1998, the District Court granted Battle Mountain Gold's and the Forest Service's motions for summary judgment, thereby upholding the Forest Service's EIS, ROD and administrative denial of plaintiffs' claims. On March 17, 1999, the District Court entered the order of final judgment and dismissed the case with prejudice. On May 13, 1999 and May 17, 1999, respectively, the Anti-Development Groups and the Colville Confederated Tribes appealed the District Court's decision to the Ninth Circuit Court of Appeals. In August of 1999, the appellants asked the Court of Appeals to stay the briefing schedule while they pursue a separate as yet unfiled lawsuit against the Bureau of Land Management and Forest Service. The briefing schedule has been temporarily suspended while the Court considers this motion.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. STATE OF WASHINGTON DEPARTMENT OF
      ECOLOGY, ET AL., WASHINGTON POLLUTION CONTROL HEARINGS BOARD,
             (PCHB NOS. 97-182; 97-183; 97-186; AND 99-019)

In November 1997, the Washington Department of Ecology (the "Department of Ecology") approved certain applications for new water rights and certain applications for changes to existing water rights that are necessary for the Crown Jewel project. On December 1, 1997, Roger Lorenz instituted the action designated PCHB No. 97-182 against the Department of Ecology, appealing the Department's approval of one new water right application and one water right change application. On the same date, the Okanogan Highlands Alliance, the Washington Environmental Council and the Center for Environmental Law and Policy instituted the action designated PCHB No. 97-183 against the Department of Ecology and Battle Mountain Gold. The action challenges the Department of Ecology's water rights decisions, claiming that such decisions violated the State Water Code, Water Resources Act, Administrative Procedures Act and Environmental Policy Act. The action seeks an order reversing the Department of Ecology's decisions or, in the alternative, vacating the Reports of Examination and remanding the applications to the Department of Ecology for further study. The action has been joined by Triple Creek, a nonprofit corporation. On December 2, 1997, the Colville Confederated Tribes instituted the action designated PCHB No. 97-186 against the Department of Ecology and Battle Mountain Gold. The action makes the same challenge and seeks the same relief as PCHB No. 97-183. The Washington Pollution Control Hearings Board (the "PCHB") granted Battle Mountain Gold's request to consolidate PCHB Nos. 97-182; 97-183; and 97-186 for hearing. However, the PCHB determined that the water quality issues raised by the appeals will only be decided after a hearing on the 401 Water Quality Certification. On October 23, 1998, the PCHB entered an order dismissing certain of the plaintiffs' claims and ruled in favor of Battle Mountain Gold on eight additional claims on February 16, 1999.

In January 1999, the Department of Ecology granted Battle Mountain Gold 401 Water Quality Certification for the Crown Jewel project. On February 12, 1999, the Okanogan Highlands Alliance and the Washington Environmental Council instituted an action designated PCHB No. 99-019 against the Department of Ecology and Battle Mountain Gold, appealing the Department's grant of the 401 Certification, approval of certain performance securities and issuance of an Addendum to the Environmental Impact Statement. The action has been consolidated with the above-described actions. The action seeks determinations that: 1) the 401 Certification is invalid, illegal, null and void; 2) the performance security fails to meet the requirements of the Washington Metals Mining and Milling Act; 3) the Addendum violates the State Environmental Policy Act; 4) all decisions based on the Addendum are null and void; 5) the matter be remanded to the Department of Ecology for preparation of a Supplemental Environmental Impact Statement; and 6) other relief, including injunctive relief, as the PCHB deems appropriate. A hearing on the merits was held during the week of September 13, 1999. A decision on the matter is pending.

CONFEDERATED TRIBES OF THE COLVILLE RESERVATION V. STATE OF WASHINGTON DEPARTMENT OF ECOLOGY, ET AL., SUPERIOR COURT OF THE STATE OF WASHINGTON FOR THURSTON COUNTY, CIVIL NO. 97-2-02849-7

In November 1997, the Department of Ecology approved certain of Battle Mountain Gold's applications for new water rights and for changes to existing water rights that are necessary for the Crown Jewel project. The Department granted Battle Mountain Gold's applications in part based upon a streamflow mitigation plan. On December 2, 1997, the Colville Confederated Tribes instituted the above-referenced action against the Department of Ecology and Battle Mountain Gold. On the same date, the Okanogan Highlands Alliance, the Washington Environmental Council and the Center for Environmental Law and Policy instituted an action designated Civil No. 97-2-02831-8 against the Department of Ecology and Battle Mountain Gold. On November 13, 1998, the two actions were consolidated. The consolidated action seeks an order holding that the Department of Ecology's approval of the streamflow mitigation plan constituted a rulemaking in violation of the Administrative Procedures Act and an order that such approval exceeds the Department of Ecology's statutory authority, conflicts with existing law and is irrational. The action also seeks an order mandating a rulemaking to develop guidelines and criteria for approving water resource mitigation measures and an injunction on the approval of water rights applications until the conclusion of such rulemaking. The plaintiffs seek reversal of the Department of Ecology's decisions with respect to Battle Mountain Gold's water rights applications, along with an injunction precluding Battle Mountain Gold from taking action in reliance on such decisions. The plaintiffs also seek to be reimbursed for their costs and attorney fees. On November 5, 1998, the Department of Ecology filed a motion to dismiss, which was subsequently joined by Battle Mountain Gold. The motion was denied on January 8, 1999, allowing the case to proceed. However, the case has been completely inactive since January 1999.

OKANOGAN HIGHLANDS ALLIANCE, ET AL. V. U.S. BUREAU OF LAND MANAGEMENT, ET AL., INTERIOR BOARD OF LAND APPEALS (IBLA NOS. 99-345 AND 99-347)

On June 2, 1999, the Bureau of Land Management approved the Plan of Operations for the Crown Jewel project. On July 19, 1999, the Anti-Development Groups and the Colville Confederated Tribes each filed a Notice of Appeal and Petition for Stay Pending Appeal with the United States Department of the Interior Office of Hearings and Appeals Interior Board of Land Appeals. The Colville Confederated Tribes also requested that the two appeals be consolidated. The appeals requested that the Board remand the Plan of Operations approval back to the Bureau of Land Management with instructions to deny the Plan on the basis that the Plan of Operations is allegedly based on illegal uses of lode mining claims under the Mining Law and upon invalid lode mining claims. On September 3, 1999, the Interior Board of Land Appeals affirmed the Bureau of Land Management's decision. The Anti-Development Groups and the Colville Confederated Tribes have announced their intent to seek review of the Interior Board of Land Appeals' decision in federal district court.

ITEM 5.  OTHER INFORMATION

Battle Mountain Gold's Annual Report on Form 10-K for the year ended December 31, 1998 contained a description of closure and reclamation efforts with respect to the San Luis mine in Colorado, which ceased operations in November 1996. As part of those efforts, Battle Mountain Gold voluntarily partially backfilled the San Luis West Pit. As water percolates through the freshly backfilled rock, the water picks up certain naturally occurring constituents. The elevated levels of these constituents do not pose a risk to human health or the environment. The following discussion relates to water quality issues related to the San Luis West Pit.

The Colorado Mined Land Reclamation Board held a formal public hearing to consider the matter on January 26, 1999 and determined that no violation had occurred and ordered Battle Mountain Gold to implement our response plan. Battle Mountain Gold has made all of the submittals required by the Reclamation Board, has implemented those measures which have been approved and is awaiting final approval for permanent response measures set forth in a technical revision to the facility's permit.

By letter dated August 10, 1999, the United States Environmental Protection Agency (the "EPA") advised the Colorado Department of Public Health and the Environment and Battle Mountain Gold that the EPA believed that discharges of pollutants without a permit have occurred near the West Pit in violation of the Clean Water Act. The letter notified Battle Mountain Gold and the Department of Public Health that the EPA would take direct action if the Department of Public Health failed to take action and secure appropriate injunctive relief and penalty.

On August 20, 1999 the Department of Public Health issued a Notice of Violation and Cease and Desist Order to Battle Mountain Gold, alleging discharges to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain Gold has filed an Answer to the Notice denying that such a violation has occurred. The Notice requires Battle Mountain Gold to take a number of steps that the Department of Public Health believes necessary to attain compliance with the Water Quality Control Act. These steps include the submittal of a permit application, a monitoring plan and a response plan. Battle Mountain Gold has made all submittals required by the Notice and has commenced extensive response activities. On October 8, 1999, the Department of Public Health issued an Amendment to the Notice. The Amendment authorized the operation of a water treatment facility and the discharge of treated water. Battle Mountain Gold has commenced treatment and discharge operations.

On October 4, 1999, the Colorado Division of Minerals and Geology sent Battle Mountain Gold a letter stating that the Division had reason to believe that there might be a reasonable potential for degradation of groundwater quality in certain portions of the aquifer near the West Pit. The letter requires Battle Mountain Gold to modify our permit to protect the quality of groundwater in the uncontaminated portion of the aquifer.

It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities, which actions could include seeking injunctive relief, mandating the posting of financial assurance, requiring further on-site response actions and the imposition of monetary penalties. Battle Mountain Gold accrued $9.5 million in the third quarter of 1999 as other long-term liabilities based upon our current best estimate of costs to address long-term water-quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11  Computations of Earnings (Loss) per Common Share

                  27  Financial Data Schedule


         (a)      Reports on Form 8-K

                  A Current Report on Form 8-K, dated August 19, 1999, was filed containing a press release issued by Battle Mountain Gold.

                  A Current Report on Form 8-K, dated September 3, 1999, was filed containing a letter granting an extension of certain dates contained in Battle Mountain Gold's then outstanding loan agreement with Canadian Imperial Bank of Commerce.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BATTLE MOUNTAIN GOLD COMPANY


Date:  November 15, 1999          /s/ Jeffrey L. Powers
                                --------------------------------
                                     Jeffrey L. Powers

                               Vice President and Controller
                                (Chief Accounting Officer)