Form 10-K
period 1999-12-31
BATTLE MOUNTAIN GOLD CO
filed 2000-03-23
CIK 771498

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X    NO
                                                     ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         ---

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $279 million as of March 8, 2000, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and the Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $391 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

     The number of shares outstanding of the registrant's common stock as of March 8, 2000 is 131,459,600, not including 98,698,262 shares of Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., that entitle holders to economically equivalent rights as the registrant's common stock and are exchangeable at any time into such common stock on a one-for-one basis.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: NONE.

================================================================================

                                             TABLE OF CONTENTS

    PART I
         Items 1 and 2.  Business and Properties.......................................................  1

         Item 3.    Legal Proceedings.................................................................. 30

         Item 4.    Submission of Matters to a Vote of Security Holders................................ 30

    PART II
         Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters.............. 31

         Item 6.    Selected Financial Data............................................................ 34

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations......................................................................... 35

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......................... 45

         Item 8.    Financial Statements and Supplementary Data........................................ 46

         Item 9.    Change in and Disagreements with Accountants on Accounting and Financial
                    Disclosure......................................................................... 73

    PART III
         Item 10.   Directors and Executive Officers of the Registrant................................. 73

         Item 11.   Executive Compensation............................................................. 74

         Item 12.   Security Ownership of Certain Beneficial Owners and Management..................... 80

         Item 13.   Certain Relationships and Related Transactions..................................... 81

    PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 82

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures, and other operating and financial data are based on expectations that the Company believes are reasonable, but can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold and silver, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, the inability to maintain or put in place necessary environmental or reclamation financial assurances, appeals of agency decisions or other litigation, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks and the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                    BUSINESS AND PROPERTIES OF THE COMPANY


INTRODUCTION

         Battle Mountain Gold Company was incorporated in Nevada in 1985. We are engaged, directly or through our subsidiaries, in the gold mining business in the United States, Canada, Bolivia and Australia, and in the exploration and evaluation of precious metals properties primarily in Latin America, Australia, Canada and the United States. Battle Mountain Gold Company is headquartered in Houston, Texas, and our common stock is traded principally on the New York Stock Exchange. Battle Mountain Gold Company (together with its subsidiaries, unless the context otherwise requires), is referred to as "Battle Mountain" or "the Company".

         On July 19, 1996, Battle Mountain combined with Hemlo Gold Mines Inc., an Ontario corporation ("Hemlo Gold"). The combination was accounted for under the pooling of interests method. Under the terms of the combination agreement, each Hemlo Gold share was exchanged for 1.48 shares of a newly issued class of exchangeable shares of Battle Mountain Canada Ltd., the new name for the former Hemlo Gold ("Battle Mountain Canada"), and Battle Mountain acquired all of the common shares of Battle Mountain Canada. The Battle Mountain Canada exchangeable shares entitle holders to dividends and other rights economically equivalent to Battle Mountain common stock, including the right to vote through a voting trust at Battle Mountain stockholder meetings, and are exchangeable at the option of holders into Battle Mountain Gold common stock on a one-for-one basis. See "Description of Exchangeable Shares of Battle Mountain Canada Ltd." under Item 5.

         At December 31, 1999, we had four operating mines in three countries and on three continents: the Golden Giant mine in Ontario, Canada; the Holloway mine (in which Battle Mountain Gold has an 84.65% attributable interest) in Ontario, Canada; the Kori Kollo mine (88% attributable interest) in Oruro, Chuquina, Bolivia; and the Vera/Nancy mine (50% attributable interest) in Queensland, Australia. Additionally, we are developing the Phoenix project at the Battle Mountain Complex near Battle Mountain, Nevada. We also are carrying out an international exploration and acquisition program in order to expand reserves.

         Production from our Reona heap leach facility at the Battle Mountain Complex continued throughout 1999, although it was placed on care and maintenance effective January 1, 1999.

         The Company's attributable gold production was 770,000 ounces in 1999 as compared with 889,000 ounces in 1998; however, our attributable gold production in 1998 included a total of 64,000 ounces attributable to the Company's interest in Lihir and San Cristobal mines. Our attributable percentage of mine production in the Lihir and San Cristobal mines is not included in the 770,000 ounces of gold produced in 1999 as the Company had classified its investment in Niugini Mining as an asset held for sale. See "-Niugini Mining-Lihir Gold Limited".

         See Note 13 of Notes to Consolidated Financial Statements under Item 8 for information on the Company's revenues, operating income and assets by geographic segment.

AGGREGATE OPERATING DATA

     The following table provides aggregate operating data for all operating mines for 1999 and 1998. Although production from residual heap leaching continued throughout 1999, production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as the Company classified its investment in Niugini Mining as an asset held for sale effective December 31, 1998.

                                                                              1999                      1998
                                                                      -------------------     ---------------------
                                                                      COMPANY                  COMPANY
 AGGREGATE OPERATING DATA                                             NET(1)        100%(2)    NET(1)        100%(3)
 ------------------------                                             -----         -----      -----         ------
 Gold production (000s oz).......................................       770           806        889           992
 Gold sales (000s oz)............................................       771           806        884           987
 Average realized gold price per oz..............................      $278          $278       $303          $306
 Silver production (000s oz).....................................       759           852      1,034         1,187
 Silver sales (000s oz)..........................................       759           853      1,032         1,186
 Average realized silver price per oz............................     $5.22         $5.22      $5.50         $5.50
 Weighted average cost per gold ounce produced(4):
    Cash production costs........................................      $164          $165       $160          $166
    Depreciation, depletion and amortization.....................        79            79         94            91
    Reclamation and mine closure costs...........................         8             8          5             5
                                                                      -----         -----      -----         -----
           Total operating costs.................................      $251          $253       $259          $262
                                                                      =====         =====      =====         =====
 ----------------------------------------------------------------

(1)  Represents the Company's attributable interest.
(2) Includes 100% of the Kori Kollo mine plus Battle Mountain's interest in proportionately consolidated joint ventures.
(3) Includes 100% of the Kori Kollo and San Cristobal mines, Niugini Mining's share of the Lihir mine, and Battle Mountain's interest in proportionately consolidated joint ventures.
(4) Effective January 1, 1999, current and prior period production costs are presented on an ounces-produced basis, versus and ounces-sold basis as previously reported. Cash production costs are presented in accordance with guidelines established by The Gold Institute. Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.

GOLD PRICE VOLATILITY

     The Company's profitability is significantly affected, both positively and negatively, by changes in the market price of gold. Gold prices can fluctuate and are affected by numerous factors such as demand, central bank sales, purchases and lending, currency valuations, production levels, the expectation of inflation, forward selling by producers, investor sentiment and global or regional political and economic events. The aggregate effect of these factors, all of which are beyond our control, is impossible for management of the Company to predict. While we are a low cost gold producer, a sustained period of low gold prices would have a material adverse affect on our financial position and results of operations. If revenue from gold sales were to decline to a point below our cash production costs and remain below that level for any substantial period, we could determine that it is not economically feasible to continue commercial production at some or all of our operations or to continue the development of some or all of our projects. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties."

         The volatility of gold prices is illustrated by the following table of the annual high, low and average afternoon fixing prices of gold per ounce on the London Bullion Market for each of the last five years.

                                         1999           1998          1997         1996        1995
                                         ----           ----          ----         ----        ----
High..........................           $326           $313          $367         $415        $397
Low...........................           $253           $273          $283         $367        $374
Average.......................           $279           $294          $331         $388        $384

         The Company has implemented a limited number of hedges. See "-- Sales and Hedging Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 15 of Notes to Consolidated Financial Statements under Item 8.

OPERATIONS, COSTS AND RESERVE DATA

         The following tables contain a summary of our operations, costs and reserve data for gold, silver and copper. The data for 1998 and 1999 gold reserves were calculated using a gold price of $325. The estimated tonnages and grades in the data for 1998 and 1999 gold reserves were determined by the Company's Senior Vice President - Operations and Exploration together with several of our geologists. The estimation of reserves and future mining operations can be affected by numerous factors. See "Certain Factors Affecting Reserves, Foreign Investments and Properties."

                                        PRODUCTION, COSTS AND RESERVES DATA
                                                     FOR GOLD

--------------------------------------------------------------------------------------------------------------------
                  MINE OR PROJECT                                      PRODUCTION AND COST DATA (1)
--------------------------------------------------------   ---------------------------------------------------------
                               Attributable                 Gold ounces    Percent of        Cash           Total
                                % of mine                    recovered     total BMG      production      operating
                                production      Year           (000s)      production    costs ($/oz)   costs ($/oz)
--------------------------------------------------------   ---------------------------------------------------------
Golden Giant                       100%         1999            356            46            145            215
                               -------------------------   ---------------------------------------------------------
                                                1998            366            42            122            192
--------------------------------------------------------   ---------------------------------------------------------
Kori Kollo                          88%         1999            256            33            190            294
                               -------------------------   ---------------------------------------------------------
                                                1998            295            33            165            303
--------------------------------------------------------   ---------------------------------------------------------
Holloway                         84.65%         1999             91            12            198            331
                               -------------------------   ---------------------------------------------------------
                                                1998             80             9            216            332
--------------------------------------------------------   ---------------------------------------------------------
Vera/Nancy                          50%         1999             67             9            124            168
                               -------------------------   ---------------------------------------------------------
                                                1998             47             5            135            168
--------------------------------------------------------   ---------------------------------------------------------
Other (2)                                       1999
                               -------------------------   ---------------------------------------------------------
                                                1998            101            11            253            356
--------------------------------------------------------   ---------------------------------------------------------
Totals                                          1999            770           100            164            251
                               -------------------------   ---------------------------------------------------------
                                                1998            889           100            160            259
--------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
                  MINE OR PROJECT                                    PROVEN AND PROBABLE RESERVES DATA
------------------------------------------------------   -----------------------------------------------------------
                                                                                                  Metal-    Percent
                             Attributable                               Average   Contained     lurgical    of total
                               % of mine                   Reserves      grade      ounces      Recovery      BMG
                               reserves       Year       (000s tons)   (oz/ton)     (000s)     factor (%)   reserves
------------------------------------------------------   -----------------------------------------------------------
Golden Giant                     100%         1999           6,157       0.281      1,725          96          17
                             -------------------------   -----------------------------------------------------------
                                              1998           7,647       0.278      2,130          96          23
------------------------------------------------------   -----------------------------------------------------------
Kori Kollo                        88%         1999          28,603       0.046      1,330          63          14
                             -------------------------   -----------------------------------------------------------
                                              1998          28,849       0.049      1,410          63          16
------------------------------------------------------   -----------------------------------------------------------
Holloway                       84.65%         1999           4,040       0.190        765          95           8
                             -------------------------   -----------------------------------------------------------
                                              1998           4,180       0.197        825          95           9
------------------------------------------------------   -----------------------------------------------------------
Battle Mountain                  100%         1999         150,707       0.038      5,680          82          57
                             -------------------------   -----------------------------------------------------------
   Complex (3)                                1998          81,737       0.043      3,515          85          39
------------------------------------------------------   -----------------------------------------------------------
Vera/Nancy                        50%         1999           1,151       0.382        440          96           4
                             -------------------------   -----------------------------------------------------------
                                              1998           1,021       0.394        400          96           4
------------------------------------------------------   -----------------------------------------------------------
Other (4)                                     1999
                             -------------------------   -----------------------------------------------------------
                                              1998                                    825                       9
------------------------------------------------------   -----------------------------------------------------------
Totals                                        1999                                  9,940                     100
                             -------------------------   -----------------------------------------------------------
                                              1998                                  9,105                     100
--------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 1999, current and prior period production costs are presented on an ounces-produced basis, versus an ounces-sold basis as previously reported. Cash production costs are presented in accordance with guidelines established by The Gold Institute. Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and therefore are not included in these cost calculations.
(2) Includes the Reona, Lihir and San Cristobal mines. Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as Battle Mountain had classified its investment in Niugini Mining as an asset held for sale effective December 31, 1999.
(3) Includes the Phoenix project and assumes permitting and approvals of that project.
(4) No proven and probable reserves are attributed to the Crown Jewel project for 1999 due to an adverse ruling by an administrative tribunal relating to certain permits required for the project as proposed and uncertainties arising therefrom.

                         PRODUCTION AND RESERVES DATA
                            FOR SILVER AND COPPER

   ------------------------------------------------------------------------
                   MINE OR PROJECT                   PRODUCTION DATA
   ---------------------------------------   ------------------------------
                              Attributable
                                % of mine                 Silver ounces
                               production       Year     recovered (000s)
   ---------------------------------------   ------------------------------
   Golden Giant                   100%          1999            22
                              ------------   ------------------------------
                                                1998            26
   ---------------------------------------   ------------------------------
   Kori Kollo                      88%          1999           687
                              ------------   ------------------------------
                                                1998           852
   ---------------------------------------   ------------------------------
   Vera/Nancy                      50%          1999            50
                              ------------   ------------------------------
                                                1998            40
   ---------------------------------------   ------------------------------
   Other (1)                                    1999
                              ------------   ------------------------------
                                                1998           117
   ---------------------------------------   ------------------------------
   Totals (2)                                   1999           759
                              ------------   ------------------------------
                                                1998         1,035
   ------------------------------------------------------------------------



   ------------------------------------------------------------------------------------------
                   MINE OR PROJECT                               RESERVES DATA
   -------------------------------------------------   --------------------------------------
                              Attributable
                               % of mine               Silver contained     Copper contained
                               Reserves      Year        ounces (000s)        pounds (000s)
   -------------------------------------------------   --------------------------------------
   Kori Kollo                      88%       1999             6,850                   na
                              ----------------------   --------------------------------------
                                             1998             7,555                   na
   -------------------------------------------------   --------------------------------------
   Battle Mountain                100%       1999            42,723              426,728
                              ----------------------   --------------------------------------
      Complex (2)                            1998            22,605              182,592
   -------------------------------------------------   --------------------------------------
   Vera/Nancy                      50%       1999               377                   na
                              ----------------------   --------------------------------------
                                             1998               400                   na
   -------------------------------------------------   --------------------------------------
   Other (3)                                 1999
                              ----------------------   --------------------------------------
                                             1998               420                   na
   -------------------------------------------------   --------------------------------------
   Totals                                    1999            49,950              426,728
                              ----------------------   --------------------------------------
                                             1998            30,980              182,592
   ------------------------------------------------------------------------------------------

                  (1) Includes the Reona and San Cristobal mines. Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the San Cristobal mine is not included in 1999 as Battle Mountain had classified its investment in Niugini Mining as an asset held for sale effective December 31, 1999.
                  (2) Includes the Phoenix project and assumes permitting and approvals of that project.
                  (3) No proven and probable reserves are attributed to the
                      Crown Jewel project for 1999 due to an adverse ruling by an administrative tribunal relating to certain permits required for the project as proposed and uncertainties arising therefrom.

                             [WORLD MAP DESCRIPTION]



                              MAP OF NORTH AMERICA



The graphics on pages 6 and 7 consist of maps depicting the Company's mines and offices in North America, South America and the Austral Pacific. The North America map references the following Company offices: the BMG corporate office in Houston, Texas; Exploration Offices in Reno, Nevada; Timmins, Ontario; and Torreon, Mexico. The North America map also includes the following operating locations: San Luis in southern Colorado; the Battle Mountain Complex in northern Nevada, the Crown Jewel project in northeast Washington and the Golden Giant and Holloway Mines in Ontario.

                            [MAP OF SOUTH AMERICA]



The South America map references the Inti Raymi corporate office in La Paz, Bolivia; the Kori Kollo Mine in central Bolivia; and Exploration Offices in Lima, Peru and San Juan, Argentina. The Australian map references the Pajingo Complex in Queensland, Australia; and the Lihir Mine northeast of mainland Papua New Guinea.

CERTAIN FACTORS AFFECTING RESERVES, FOREIGN INVESTMENTS AND PROPERTIES

         The ore reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and silver will be realized. The ore reserve figures for 1999 presented herein were calculated using a gold price of $325 per ounce. We have reviewed and generally estimated the effects of using a $275, $300 and $350 per ounce gold price on Battle Mountain's reserves. Based on these estimates, the Company's total reserves would be reduced by approximately 4% using a gold price of $300 per ounce and 9% using a gold price of $275 per ounce, and would be increased by approximately 4% using a gold price of $350 per ounce. Such estimates should not be relied upon as being indicative of estimates of the Company's total reserves at other gold prices.

         Changes in the various assumptions on which the reserve estimates are based, such as the cutoff grade, may result in increases or decreases in the reserve estimates from year to year. Reserve estimates for properties that have not yet commenced production may require revision based on actual production experience. Also, sustained market price fluctuations of gold and silver, as well as increased production costs or reduced recovery rates, may ultimately result in an adjustment of ore reserves. Moreover, many factors relating to each mine, such as the design of the mine plan, unexpected operating and processing problems, problems with ground stability, increases in the stripping ratio and the complexity of the metallurgy of an ore body, may adversely affect production and operating costs of a project. Neither reserves nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

         Our production in 1999 was attributable to non-U.S. operations. Foreign operations, which include significant operations in Canada, Latin America and Australia, are subject to the risks normally associated with conducting business in foreign countries. Such risks include foreign exchange controls and currency fluctuations, limitations on the repatriation of earnings, changes in domestic and foreign taxation, labor disputes, and uncertain political and economic environments as well as risks of war and civil disturbances or other risks which may limit or disrupt production and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Although the Company has not experienced any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future.

         A significant portion of the Company's reserves comes from the Phoenix project in Nevada. Risks associated with conducting business in the United States, including risks relating to permitting and land tenure, are therefore significant to the Company. See "--Environmental Matters" and "--Property Interests".

         The Company holds a 9.74% equity interest in Lihir Gold Limited, the owner of the Lihir gold mine located on Lihir Island in Papua New Guinea. The Papua New Guinea government maintains a policy favoring direct foreign investment. The Papua New Guinea Constitution and major statutes governing foreign investment also provide significant safeguards for investors and lenders. The Investment Promotion Act assures investors the right to remit after-tax profits and make debt service and supplier payments. The Investment Promotion Act also provides that expropriation will not occur without adequate compensation. It has been the practice of the Papua New Guinea government to acquire direct ownership interests in large natural resource projects. Most such projects have experienced some level of civil unrest. The Company does not expect acts of civil unrest from the inhabitants of Lihir Island; however, should such acts occur, there can be no assurance that such acts would not have a material adverse effect on the Company's investment. Furthermore, a deterioration in Papua New Guinea's political stability or an adverse change in the Papua New Guinea government's policy towards foreign-owned companies in Papua New Guinea could adversely affect the Lihir mine and the Company's financial condition.

         Foreign operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of these operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations."

OFFICES

         Battle Mountain's corporate office is located in Houston, Texas. Battle Mountain Canada's corporate office is located in Marathon, Ontario, Canada. Battle Mountain's exploration program is managed from its office in Houston, Texas. Other exploration offices are located in Reno, Nevada; Manitouwadge and Timmins, Ontario, Canada; Torreon, Mexico; San Juan, Argentina; and Lima, Peru. Empresa Minera Inti Raymi S.A., in which the Company owns an 88% interest, maintains corporate and exploration offices in La Paz, Bolivia.

OPERATING MINES

GOLDEN GIANT

         The Golden Giant mine is owned by Battle Mountain Canada and is located in the Hemlo gold district approximately 35 miles east of the town of Marathon in Ontario, Canada. The main access to the Golden Giant mine is by a
1.2 mile road from the Trans-Canada Highway. The shaft and some of the surface facilities of the Golden Giant mine are located on approximately one-quarter of a mining claim and other related surface rights acquired from the owners of the adjacent David Bell mine. The Golden Giant ore deposits were discovered in 1982. Construction of the mine began in 1983, the first gold bullion was poured in April, 1985, and the Golden Giant mine reached the design rate of approximately 3,300 tons of ore per day during the fourth quarter of 1988. The Golden Giant mine produced approximately 356,000 ounces of gold in 1999 and 366,000 ounces of gold in 1998.

         Around the Golden Giant mine, Battle Mountain Canada holds a land position consisting of an area of 6,155 acres under eight standard mining leases between Battle Mountain Canada and the Crown and four freehold patents. The mine property consists of approximately 64 acres. The mine and most facilities are located on the freehold patents. The leases end in 2004 and 2005, and are renewable in favor of Battle Mountain Canada for a further term of 21 years upon application to the appropriate Ministry and the payment of the prescribed fees. See "-- Property Interests -- Canada."

         Limited exploration continues at the Golden Giant mine and in the surrounding area.

         The total cost of the property and its associated plant and equipment is $333.7 million, with a net book value of $88.4 million at December 31, 1999.

         GEOLOGY. The Golden Giant ore body consists of a main zone and a lower zone. The main ore zone has an indicated strike length of 500 meters at an azimuth of 115 DEG., a dip to the northeast of 60 DEG. to 70 DEG.
and an average thickness of about 20 meters. The gold mineralization occurs along the contact between metasedimentary and felsic metavolcanic rocks. The ore zone is pyrite-rich and occasionally barite-rich. The main zone is tabular in nature and is characterized by its regularity and consistent gold values. The main zone is cut by several diabase dykes. The gold occurs primarily as finely-disseminated native gold with minor quantities of silver in pyritiferous schists. The lower zone lies 30 to 80 meters stratigraphically below the main zone. It is similar to the main zone, is narrower and less continuous, and for the most part is below the lowest current mining level.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. The Golden Giant reserves are mined using underground mining methods. After being fed to an underground primary jaw crusher, ore is hoisted to the surface and conveyed to another crushing facility, a ball mill grinding circuit and finally a cyanide carbon-in-pulp circuit. The mine is subject to the environmental laws of Canada and the Province of Ontario. See "-- Environmental Matters -- Canada."

KORI KOLLO

         Battle Mountain owns 88% of Empresa Minera Inti Raymi S.A., a Bolivian company that owns and operates the Kori Kollo mine. The remaining 12% is owned by Zeland Mines, S.A. The Kori Kollo mine, Inti Raymi's principal asset, is located on the altiplano, or high plain, near Oruro in western Bolivia on government mining concessions issued to Inti Raymi covering approximately 43.7 square miles. See "-- Property Interests -- Bolivia." Access to the mine site is by way of a 27-mile dirt and gravel road connected to a national highway.

         Production from the milling facility at the Kori Kollo mine commenced in February 1993. A portion of the cost of constructing the milling facility was project financed.

         The Company's attributable gold production decreased in 1999 to 256,000 ounces compared with 295,000 ounces in 1998 due to lower head grades. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The total cost of the property and its associated plant and equipment is $229.3 million, with a net book value of $51.1 million at December 31, 1999.

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

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Inti Raymi utilizes conventional open pit mining methods at Kori Kollo. Ore from the Kori Kollo mine is processed at the mill in a cyanide carbon-in-pulp circuit. The mill processes an average of approximately 21,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws and regulations. See "--Environmental Matters -- Bolivia."

HOLLOWAY

         The Holloway mine, in which Battle Mountain Canada has an 84.65% interest through a joint venture (the "Holloway Joint Venture"), is located approximately 35 miles east of Matheson in Ontario, Canada. The remaining 15.3% interest in the Holloway Joint Venture is held by Teddy Bear Valley Mines, Limited. The Holloway Joint Venture was formed in 1992, with Battle Mountain Canada as the operator. The three separate claims within the mine are subject to net profits royalty interests. As of December 31, 1999, Battle Mountain Canada also had a 5.3% equity interest in Teddy Bear Valley Mines, giving it an 85.5% combined direct and indirect interest in the mine. Construction of the Holloway mine began in 1994 and start-up commenced in the fourth quarter of 1996. Access to the Holloway mine is by way of a driveway-type exit off of a provincial highway. The Holloway mine produced approximately 91,000 attributable ounces of gold for 1999 compared with 80,000 attributable ounces in 1998. The increase in production by almost 14% in 1999 was due to higher ore grades and a 5% increase in the mining rate.

         The Company's joint venture share of the total cost of the property and its associated plant and equipment is $99.4 million, with a net book value of $71.0 million at December 31, 1999.

         GEOLOGY. The various claim blocks contain a gold deposit called the Lightning Zone. The Lightning Zone gold deposit occurs at the contact between altered mafic volcanic rocks and underlying ultramafic rocks. The deposit occurs adjacent to the Destor-Porcupine Fault Zone which runs east-west from Timmins, Ontario to Destor, Quebec, through Harker and Holloway Townships. The Destor-Porcupine Fault Zone is a regional structural feature which is closely associated with many gold deposits in the area. The deposit strikes east and west for 2,600 feet and dips an average 50 DEG. to 70 DEG. to the south. The deposit starts at 660 feet below the surface and extends to 2,600 feet below the surface. The deposit is open at depth. The average thickness of the deposit is 26 feet. The Lightning Zone exhibits variability in width, grade, dip and continuity, notably in the central part of the zone. Most commonly, gold values occur within massive grey silicified and albitised zones containing 5-10% disseminated fine pyrite.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Battle Mountain Canada conducts its operations at Holloway using underground mining methods, and the ore is custom milled at two nearby operations. The mine is subject to Canadian and provincial environmental laws. See "-- Environmental Matters -- Canada."

BATTLE MOUNTAIN COMPLEX

         The Battle Mountain Complex is owned by Battle Mountain and is located near the town of Battle Mountain in north central Nevada. The complex covers approximately 50 square miles and includes the Reona heap leach operations as well as the proposed Phoenix project (discussed below under "Development Projects"). Access to the Complex is by way of a two-mile paved road that connects to a state highway. Mining operations at the Reona heap leach facility ceased during the first quarter of 1998 and Reona was placed on care and maintenance effective January 1, 1999. Sales resulting from residual gold recoveries from the Reona mine are netted against production costs for financial statement purposes.

         Battle Mountain holds title to the Battle Mountain property in the form of fee land, unpatented lode, placer and millsite claims and leased claim acreage. See "-- Property Interests -- United States."

         The total cost of the property and its associated plant and equipment is $63.0 million, with a net book value of $52.1 million at December 31, 1999.

         GEOLOGY. The mines at the Battle Mountain Complex are located in the Battle Mountain Range. The range consists of predominantly faulted and folded paleozoic rocks which have been locally intruded by plutonic masses. Marginal to and associated with the plutons, sulfide mineralization containing base and precious metals has formed locally. Economic concentrations of gold and silver are typically associated with carbonate sediments that have been converted to skarn through the process of contact metamorphism. Economic mineralization is also associated with faulting and shearing which formed contemporaneously with the intrusive events. Mill grade gold and silver mineralization has been mined from several areas within the district where strong sulfide mineralization was deposited. Natural weathering has altered areas of sulfide mineralization to form iron oxides and other secondary minerals that are generally favorable for heap leach recovery of precious metals.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Battle Mountain conducted its operations at the Battle Mountain Complex utilizing conventional open pit mining methods. Reona was placed on care and maintenance effective January 1, 1999. The Battle Mountain Complex is subject to federal and state environmental laws and regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "--Environmental Matters -- United States -- Battle Mountain Complex."

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

         The Company owns a 50% interest in the Vera/Nancy mine and the Pajingo Complex. Normandy Mining Limited, an Australian gold mining company, owns the other 50% interest and is the operator of the Vera/Nancy mine. Full production from the underground Vera/Nancy ore body commenced during the third quarter of 1997, and additional exploration and final reserve definition are being carried out as underground mining progresses. Milling facilities were expanded in 1999 and production nearly doubled by the end of the fourth quarter in 1999. The Company's attributable production in 1999 was approximately 67,000 ounces, as compared with 47,000 ounces in 1998.

         The Company's joint venture interest share of the total cost of the property and its associated plant and equipment is $36.4 million, with a net book value of $31.4 million at December 31, 1999.

         GEOLOGY. The Vera/Nancy ore body is located in rocks of paleozoic age in the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Mining of the Vera/Nancy ore body utilizes underground methods. Ore from the Vera/Nancy deposit is transported by truck over a 1 mile road and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. The Pajingo Complex is subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

RECLAMATION ACTIVITIES AT NON-OPERATING MINES

SAN LUIS

         The San Luis property is located approximately three miles northeast of San Luis in southern Colorado. The mine was closed in November 1996, and all chemicals and chemical waste products have been removed from the site. Most required reclamation work has been completed. In 1999, the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. See "--Environmental Matters --United States--San Luis." Battle Mountain accrued $9.5 million in the third quarter of 1999 to address long-term water-quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

         The total cost of the property and its associated plant and equipment was $55.4 million, with a net book value of $2.1 million at December 31, 1999.

         MINING, PROCESSING AND ENVIRONMENTAL COMPLIANCE. Mining operations at San Luis were conducted utilizing conventional open pit mining methods. Ore was processed at a mill in a carbon-in-pulp cyanide leach circuit. Closure and reclamation activities at San Luis are subject to federal and state environmental laws and regulations. See "-- Environmental Matters -- United States -- San Luis."

NEW WORLD

     Battle Mountain Canada owns 60% of the outstanding stock of Crown Butte Resources Ltd., a Canadian public company listed on The Toronto Stock Exchange. Crown Butte Resources, through a wholly-owned subsidiary (together with Crown Butte Resources "Crown"), owned the New World project in Montana. In 1998, Crown disposed of its interest in the New World project in a series of transactions in accordance with the terms of a Consent Decree and Settlement Agreement. Crown obtained releases from the parties to the Consent Decree and Settlement Agreement with respect to further environmental liabilities related to the New World property and Crown was paid $65 million. Of this amount, $22.5 million was surrendered for the completion of reclamation and restoration programs in the New World District. In 1999, the shareholders of Crown Butte Resources voted in favor of the voluntary liquidation and dissolution of the corporation and an initial distribution was made. Pursuant to such distribution, Battle Mountain Canada received $16.5 million. Crown Butte Resources anticipates that a further small distribution will follow upon the winding up of the Company.

DEVELOPMENT PROJECTS

BATTLE MOUNTAIN COMPLEX-PHOENIX

         At the Battle Mountain Complex in Nevada, work on the Phoenix project advanced significantly in 1999 resulting in improved reserves and economics. Additional reserve delineation work conducted by the Company at Phoenix during 1999 resulted in an increase in estimated gold reserves of approximately 2,165,000 contained ounces. As a result, total estimated proven and probable Phoenix gold reserves now stand at 5,680,000 contained ounces. Additional drilling is planned in 2000 in an effort to further expand the reserves. The Company is preparing a feasibility study and currently expects future capital costs, excluding capitalized interest, to be in the range of $160 million to $170 million. Approximately $42.7 million had been spent through December 31, 1999. The Phoenix project reserves are included in the data for the Battle Mountain Complex. See "Operations, Costs and Reserve Data for Gold Mines" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We are proceeding with permitting of the Phoenix project. It is anticipated that a draft Environmental Impact Statement will be released in mid-2000. It is difficult to predict the timing of completion of permitting and potential start-up dates for the mine; however, the earliest feasible start-up date for Phoenix currently appears to be in the year 2002. See "-- Environmental Matters -- United States -- Battle Mountain Complex." The project is located in north-central Nevada on lands consisting of patented lands and unpatented claims. See "Property Interests-- United States."

LLALLAGUA

         Battle Mountain conducted small scale benchmark tests in 1998 of a bio-oxidation heap leach process at the Llallagua sulfide resource near our 88%-owned Kori Kollo mine in Bolivia that consistently returned recoveries exceeding 70%. As a result, the Company initiated in the first quarter of 1999 a year-long 200,000 ton pilot plant test. The test is designed to determine the feasibility and economics of a full operation.

CROWN JEWEL

         The Company has been working toward permitting the Crown Jewel project near Oroville, Washington for almost ten years. In January 2000, the Washington Pollution Control Hearings Board reversed prior favorable decisions by the Department of Ecology on water rights and 401 Certification. The water rights and 401 Certification are necessary for the project as proposed. The Company is currently evaluating its options with respect to the Crown Jewel project.

         The Crown Jewel Joint Venture Agreement grants Battle Mountain an option to earn from Crown Resources Corporation a 54% joint venture interest in the Crown Jewel project by constructing and equipping at its sole cost a mine and mill having a capacity of at least 3,000 tons per day and achieving commercial production therefrom. The Joint Venture provides that at such time as the joint venture may produce 1.6 million ounces of gold, our joint venture interest would be reduced to 51%. In 1998, the Company wrote off $40.3 million of the amount capitalized to reflect the fair value of the asset based upon the then current gold price environment and the cumulative cost of an unexpectedly long permitting process. At the end of 1999, the Company wrote off the remaining $35.9 million due to uncertainties surrounding the project. See "--Environmental Matters --United States." "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Certain permits have been obtained for the Crown Jewel project. However, additional permits and approvals would be required to commence operations. Furthermore, as previously set forth, the Washington Pollution Control Hearings Board has reversed the Reports of Examination for the water rights and vacated the 401 Certification which had previously been issued by the Washington Department of Ecology and are necessary for the project as proposed. See "--Environmental Matters --United States." Additionally, a number of appeals with respect to the project have been filed by certain individuals and groups. See "--Environmental Matters --United States." There can be no assurance as to favorable outcome or timing with respect to the permits, required approvals or appeals and the Company is currently evaluating its options with respect to the project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of a $35.9 million non-cash write-off of the Crown Jewel assets.

         The project is located in northeastern Washington State on lands consisting of patented lands, unpatented mining claims, unpatented millsite claims and state lands. See "-- Property Interests -- United States." Federal Public Law 106-31, enacted on May 21, 1999, mandated the reinstatement of the Record of Decision for the Crown Jewel project and the approval of the Company's Plan of Operations. Shortly after the enactment of the law, the Departments of the Interior and Agriculture reinstated the project's Record of Decision, and the United States Forest Service and Bureau of Land Management approved the Company's Plan of Operations. The approval of the Plan of Operations has been appealed by project opponents.

NIUGINI MINING-LIHIR GOLD LIMITED

         Battle Mountain Canada owned approximately 50.45% of Niugini Mining Limited, hereinafter referred to as "Niugini Mining", a Papua New Guinea company publicly traded on the Australian Stock Exchange. Niugini Mining in turn owned and operated the San Cristobal mine where gold continued to be recovered as a result of residual heap leaching and the Red Dome mine where reclamation activities were nearing completion. Niugini Mining also owned a 14.91% interest in Lihir Gold Limited, hereinafter referred to as "Lihir", which owns the Lihir mine in Papua New Guinea. The Lihir mine is located on the east coast of Lihir Island, 375 miles northeast of mainland Papua New Guinea. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties." At December 31, 1998 Battle Mountain classified its interest in Niugini Mining as an asset held for sale. On October 6, 1999 Niugini Mining and Lihir announced a plan to merge the two companies by way of a scheme of arrangement in accordance with the laws of Papua New Guinea. In anticipation of the completion of the transaction with Lihir, Niugini Mining sold its interests in the San Cristobal mine and the Red Dome mine. The merger with Lihir Gold was effective February 2, 2000, the result of which is that Battle Mountain Canada now owns a direct 9.74% equity interest in Lihir. Battle Mountain Canada has agreed not to sell its shares in Lihir Gold on market for a period of three months from February 2, 2000.

         Losses related to the decrease in value of the investment in Niugini Mining totaled $46.6 million in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXPLORATION

         The Company, through branches, subsidiaries and joint ventures, currently conducts exploration and evaluation activities in search of precious metals in the United States, Canada, Mexico, Argentina, Bolivia, Peru and Australia. Our primary objective is to develop high-quality ore deposits with low operating costs per ounce. We seek to do this through exploration for extensions of ore zones at operating properties, exploration in areas proximate to other gold production and through frontier exploration. For additional information concerning the Company's exploration expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" and "Certain Factors Affecting Reserves, Foreign Investments and Properties."

SALES AND HEDGING ACTIVITIES

         SALES. The Company primarily produces dore, an unrefined alloy of gold, silver and other impurities, at its mines, which it sells under sales and/or refining agreements. Three buyers of production from the Company each accounted for more than 10% of the Company's total 1999 sales. Substantially all of Battle Mountain's current operating mines contributed to sales to those customers. Because of the availability of several alternative buyers, the Company believes that it would suffer no material adverse effect should it cease to market its gold and silver through its present buyers.

         HEDGING. During the third quarter of 1999, Battle Mountain modified its hedging policy. The purpose of the current hedging policy is to reduce exposure to fluctuating commodity prices and currency exchange rates. The hedging policy allows the use of various derivative financial instruments, including forward sales contracts and options.

Gold contracts outstanding at December 31, 1999 were as follows:

                                                                                      Total or
                                        2000        2001         2002         2003    Average
                                        ----        ----         ----         ----    -------
Written call options:
     Ounces                            87,500      87,500       87,500       87,500   350,000
     Average price per ounce             $349        $349         $349         $349      $349

Purchased put options:
     Ounces                            87,500      87,500       87,500       87,500   350,000
     Average price per ounce             $293        $293         $293         $293      $293

Forwards:
     Ounces                            25,000      25,000       25,000       25,000   100,000
     Average price per ounce             $312        $312         $312         $312      $312

         No material option contracts were delivered against or financially settled during 1999, 1998 or 1997, and there are no margin requirements related to any of the currently existing contracts. The estimated fair value of the written call options and purchased put options outstanding at December 31, 1999, net was $(0.3) million. The estimated fair value of the forwards outstanding at December 31, 1999 was $(0.5) million. These estimated fair values were determined from a third-party model.

         As part of its overall financial planning, pursuant to pricing provisions as set forth in certain customer forward sales contracts as of December 31, 1999, Battle Mountain Canada had committed to deliver 198,000 ounces of gold valued at approximately $55.2 million at an average price of $279 per ounce. This gold was on deposit at a refinery or leased to third parties. All such contracts mature by March 31, 2000. From time to time, Battle Mountain Canada also enters into gold leasing transactions prior to delivery of gold held in inventory related to these commitments. Battle Mountain, at times, is a party to these leasing transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had outstanding lease contracts with Battle Mountain for 108,000 ounces of gold at December 31, 1999.

         Battle Mountain may be exposed to certain credit-related losses in the event of nonperformance by the counterparties to hedged agreements, generally by the amount by which the contract price exceeds the spot price of a commodity. Attempts to minimize credit exposure are made by limiting counterparties to major financial institutions that meet specific credit rating standards. Collateral is not required from counterparties. Management believes that the risk of incurring significant credit-related losses is remote.

PROPERTY INTERESTS

UNITED STATES

         Mineral interests in the United States are owned by federal and state governments and private parties. In addition to the acquisition of mineral rights held by states or private parties, the Company also may acquire rights to explore for and mine minerals on federally owned lands that are open to location. This acquisition is accomplished through the location of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976 and various state laws (or the acquisition of previously located mining claims from a private party). These laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. These laws also provide that proprietors of valid mining claims may obtain possessory rights to nonwithdrawn, unappropriated nonmineral federal lands for mining or milling purposes through the location of unpatented millsite claims. Significant portions of the proposed Crown Jewel and Phoenix mines and related facilities are located upon unpatented claims.

         The location of a valid unpatented mining claim on federal lands requires the discovery of valuable minerals and compliance with certain procedures, while the location of a valid unpatented millsite claim requires use or occupancy and compliance with certain procedures. Failure to follow the required procedures may render the mining or millsite claim void. Upon compliance with the statutes and regulations for the location of a mining claim, the locator obtains a possessory property interest and the right to explore, develop and produce minerals from the claim. Upon compliance with the statutes and regulations for the location of a millsite claim, the locator obtains a possessory property interest and the right to use the millsite for mining and milling purposes. Such property rights can be freely transferred and are protected against appropriation by the government without just compensation. Historically, the claim locator could also make application to obtain a patent (or deed) conveying fee title to his claim from the federal government upon payment of fees and compliance with certain additional procedures. However, a legislative moratorium currently precludes the acceptance of new patent applications. Under some circumstances, it may be possible to acquire the right to use lands owned by the federal government for mining operations by way of special use permits, leases, land exchanges or other means.

         The interests represented by unpatented mining claims and millsite claims possess certain unique risks not associated with other types of property interests. For example, in order to maintain each unpatented claim, the claimant must pay fees to the United States Department of the Interior. Failure to make the required payments constitutes abandonment of the claim. Further, because claims are often located with less than sophisticated surveying techniques, difficulty may arise in determining the validity and ownership of specific claims. Moreover, under applicable regulations and court decisions, in order for an unpatented mining claim to be valid against a governmental challenge, the claimant must be able to prove that the minerals on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be later invalidated by the federal government.

         The validity of unpatented mining and millsite claims is often uncertain and may be contested by the federal government and third parties. Although the Company attempts to acquire satisfactory title to its undeveloped properties, the Company, in accordance with mining industry practice, does not generally obtain title opinions or title insurance, if at all, until a decision is made to develop a property, and some title, particularly titles to undeveloped properties, may be defective. In November of 1997, the Solicitor of the Department of the Interior issued an opinion, which was concurred with by the Secretary of the Interior, which stated, among other things, that the Bureau of Land Management should not approve plans of operations which rely on a greater number of millsite claims than the number of mining claims being developed unless the use of the additional lands is obtained through means other than millsite claims. Federal Public Law 106-31, enacted on May 21, 1999, mandated the reinstatement of the Record of Decision for the Crown Jewel project and the approval of the project's Plan of Operations, which had respectively been revoked and denied based upon the Solicitor's Opinion. Shortly after the enactment of the law, the Departments of the Interior and Agriculture reinstated the project's Record of Decision, and the United States Forest Service and Bureau of Land Management approved our Plan of Operations. The approval of the Plan of Operations has been appealed by project opponents. Federal Public Law 106-113, enacted on November 29, 1999 exempts some operations from the limitation alleged in the Solicitor's Opinion for a period of two years.

         It is possible that the General Mining Law of 1872, under which we hold claims on federal lands, could be legislatively amended. Among other things, such legislation could impose a royalty or tax. Valid existing claims, or claims with respect to which a certain portion of the patenting process has been completed, might be exempted from such a royalty or tax. The extent to which existing law might change is not known. The Company cannot predict what impact any possible amendment to the General Mining Laws will have on its U.S. activities. However, the passage of legislation that can be reasonably anticipated is not expected to render uneconomic any of the Company's existing operating mines or development projects, assuming currently projected gold prices. A portion of the Phoenix project reserves and approximately 80% of the Crown Jewel mineralization are on federal lands. A patent covering the unpatented portion of the Crown Jewel mineralization was applied for in 1992 and a First Half-Mineral Entry Final Certificate was received in 1995. Mineral surveys and official plats have been completed for certain of the claims constituting the unpatented portions of the Phoenix reserves, but no patent applications can be made unless the legislative moratorium on the acceptance of new patent applications is lifted.

CANADA

         Certain of the Company's mineral rights are held on provincial "Crown Lands" (i.e. public lands) in Canada. Operations in Canada are currently being conducted in the Province of Ontario.

         In Ontario, mineral rights on public land are initially reserved to the Crown. An individual or company who is the holder of a prospector's license issued by the Crown may stake a mining claim on public land to the exclusion of third parties provided that the individual has complied with applicable requirements of the MINING ACT (Ontario). Upon performance of the prescribed assessment work, the holder of the claim may make application for a lease from the Crown of the mining and/or surface rights of the lands comprising the area staked. Each lease is granted for an initial term of 21 years and the lessee, upon application to the appropriate Ministry and the payment of the prescribed fees, may apply for renewal of the lease for a further term of 21 years. Such renewal is subject to the provision of evidence of mineral production occurring continuously on the lands subject to such lease for more than one year since issuance or last renewal of such lease, or the lessee having demonstrated a reasonable effort to bring the lands into production.

         Under the provisions of the predecessor legislation to the current MINING ACT (Ontario) (i.e. prior to June 1991), a holder of a Crown lease was entitled to a fee simple patent of the lands or mining rights subject to such lease, upon producing satisfactory evidence to the Crown that substantial quantities of minerals had been produced from such lands continuously for more than one year. The current Mining Act (Ontario) eliminated such rights to a fee simple patent; however, fee simple patents in good standing issued pursuant to an application made under the provisions of the predecessor legislation remain in full force and effect.

         The rental, lease or concession fees payable to the Crown are nominal and the holder of a mining claim, mining lease or mining concession may obtain a lease of the surface rights of the lands subject thereto from the Crown if the lands are public lands and, subject to payment of adequate compensation to the surface rights holder, rights of access to the surface rights of the lands in question for the purpose of prospecting, developing and mining if the surface rights are on private lands. The use of the surface rights is limited to purposes of the mining industry.

         In some instances, for example in option agreements, it is common that mineral rights are held by third parties and, by agreement, a person may acquire all or a percentage interest therein upon performing work on the property or by making payments to the third party, or both, and it is common for such agreements to provide for a residual royalty interest for the third party.

BOLIVIA

         Mineral interests in Bolivia are under the domain of the federal government. Concessions for exploration and mining are issued pursuant to the Bolivian Mining Code (as revised by law in the first half of 1997). Inti Raymi owns a group of concessions which includes the Kori Kollo mine and operating facilities. A concession constitutes a right other than that of ownership of the land where the concession is located. The payment of patents
(fees) is now the essential requirement to keep concessions in good standing. A valid concession gives the concessionaire the exclusive right to explore for and exploit minerals subject to the concession from the area covered by the concession.

AUSTRALIA

         The High Court of Australia recognized "native title" in relation to land for the first time in 1992 in MABO V. QUEENSLAND. Native title is the name for the bundle of rights held by an Aboriginal group to use land in accordance with their traditional laws and customs for traditional purposes, such as subsistence or ceremonial worship. Native title will survive in respect of portions of land where the traditional landholders have maintained an ongoing connection with this land, and there has been no inconsistent grant of tenure made by the Government. Native title may co-exist with other titles such as mining leases or pastoral leases; however, where the rights of the native titleholders and the lessee cannot practically co-exist, native title is extinguished to the extent of the inconsistency.

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

         The Company's exploration and mining property in Australia is located in Queensland. Much of this land is Crown land held under pastoral leases by third parties. The Company holds its interest in the lands under mining leases, authorities to prospect and exploration licenses. The Vera/Nancy mine and associated operating facilities are on lands held pursuant to mining leases in the State of Queensland. The Company believes that the existence of native title will not have a materially adverse effect on the Company's Vera/Nancy mine or on the Company's exploration properties in Australia. However, the NATIVE TITLE ACT 1993 will mean that the Company may have to negotiate with native titleholders (including with respect to compensation) prior to the grant of future mining titles.

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

UNITED STATES

         GENERAL. The Company is required to obtain a full range of environmental permits and approvals to develop properties and to maintain such permits and approvals for ongoing operations, reclamation, closure, and post-closure activities. There can be no assurance as to whether or when all requisite permits and approvals may be obtained or maintained for any given project. Existing and possible future legislation and regulations, or changes in interpretation or enforcement thereof, could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent and consequences of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, the Company must comply with standards and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with either obtaining required permits and approvals or compliance with applicable standards and regulations could become such that the Company would not proceed with the development or operation of a mine. Such outcomes could have material adverse financial effects on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Various laws require that financial assurances be in place for certain environmental and reclamation obligations and potential liabilities. Battle Mountain Gold has in place certain environmental and reclamation financial assurances and will be required to put additional financial assurances in place in the future. There can be no guarantee that the Company will be able to maintain and/or put in place the necessary assurances. This could cause the Company to not proceed with the development or operation of a mine and could have material adverse financial effects on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Each of the Company's mining properties has many environmental control facilities. The principal environmental control facilities at the Company's heap leaching operations include engineered heap leach facilities to contain process fluids. The principal environmental control facilities at the Company's past milling operations consisted of tailings treatment circuits that process plant effluent and tailings facilities designed to hold the processed tailings. These facilities were constructed as an integral part of processing facilities. Environmental controls also exist for potential air and water pollutants, spill containment and the storage and disposal of hazardous and solid wastes. The Company will also incur ongoing closure and reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. The Company is making accruals for estimated reclamation expenditures over the lives of the respective mines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 14, "Commitments and Contingencies."

         LAWS AND REGULATIONS. We are subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, these laws include, among others, the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act ("CWA"), the Clean Air Act ("CAA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the National Environmental Policy Act of 1969 ("NEPA"), the Water Pollution Control Act ("WPCA"), the Toxic Substance Control Act ("TSCA"), and the Endangered Species Act of 1973 ("ESA").

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

         In addition to the requirements of the WPCA, the various states in which the Company operates also have groundwater protection statutes and regulatory programs that typically require site discharge permits, spill notification and corrective action measures, and impose civil and criminal penalties for violations.

         Changes in the aforementioned federal and state environmental laws and regulations, the enactment or promulgation of new laws and regulations or the imposition of new requirements pursuant to such laws or regulations could require additional capital expenditures, increases in operating costs and delays or interruptions of operations. Changes could render certain mining operations uneconomical and could prevent or delay the development of new operations.

         BATTLE MOUNTAIN COMPLEX. Battle Mountain has been issued two water pollution control permits for the Battle Mountain Complex project facilities by the Nevada Division of Environmental Protection. One permit covers the activities of the Surprise Heap Leach operations and the second covers the remaining facilities at the Complex. The second permit was amended in 1994 to include the Reona operations. The Battle Mountain Complex also has been included in a stormwater discharge general permit issued by the State of Nevada.

         In March 1993, Battle Mountain filed an application for a reclamation permit covering the Battle Mountain Complex area. This application for the entire Complex is under review, but reclamation permits have been issued for specific projects and activities at the Complex. Because of this, much of the original application has been superseded, and at the request of the state agency, Battle Mountain is preparing a revised reclamation plan to cover the entire Complex, which the Company anticipates it will submit in the first quarter of 2000. The Company has investigated the infiltration of liquids from the tailings facility at the Battle Mountain Complex into the groundwater. This facility is of an earthen design and construction, which was in keeping with accepted engineering and environmental control practices at the time it was constructed. Pursuant to the state-issued water pollution control permit, the Company has conducted a groundwater investigation regarding the tailings area and based upon the investigation has prepared and submitted an evaluation of mitigation alternatives for the groundwater. The Company currently expects to utilize the affected groundwater in connection with its proposed Phoenix operations. In the interim, the Company has implemented a state approved groundwater pump-back system. Also, pursuant to work plans developed under the state issued water pollution control permit covering the site, the Company has investigated certain low quality stormwater run-off in adjacent highly mineralized areas, and based upon these investigations, the Company designed and obtained state approvals to install a system to collect and use, evaporate or treat this water. Residual localized contamination in the groundwater in these areas will be addressed pursuant to groundwater site characterization and closure activities discussed immediately below.

         We are currently conducting further site characterization studies for the Battle Mountain Complex area and are communicating with the Nevada Division of Environmental Protection to determine the ultimate reclamation and closure requirements. Site characterization results or the imposition by regulatory authorities of unanticipated reclamation and closure standards could substantially increase future reclamation and closure requirements and expenditures.

         Battle Mountain is proceeding with permitting of the Phoenix project. It is anticipated that a draft Environmental Impact Statement will be completed by mid-2000. The variables inherent in the permitting process and outside of the Company's control make it difficult to determine the timing for completion of permitting and commencement of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation." We have in place certain environmental and reclamation financial assurances related to the Battle Mountain Complex and it is anticipated that additional financial assurances will be required in the future. There can be no guarantee that we will be able to maintain and/or put in place the necessary assurances. See "Management's Discussion and Analysis of Financial Condition and results of Operations-Liquidity and Capital Resources."

         CROWN JEWEL PROJECT. The State of Washington, site of the proposed Crown Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Numerous environmental permits and approvals must be obtained from federal, state and local agencies before a mine can be put into operation in Washington. Certain permits have been obtained for the Crown Jewel project. However, additional permits and approvals would be required to commence operations. Furthermore, the Washington Pollution Control Hearings Board has reversed the Reports of Examination for the water rights and vacated the 401 Certification which had previously been issued by the Washington Department of Ecology and are necessary for the project as proposed. Additionally, a number of appeals with respect to the project have been filed by certain individuals and groups. Battle Mountain has in place certain environmental and reclamation financial assurances related to the Crown Jewel project and it is anticipated that additional financial assurances would be required to commence construction. There can be no guarantee that the Company would be able to maintain and/or put in place the necessary assurances. There can be no assurance of favorable outcome or timing with respect to permits, required approvals or appeals and the Company is currently evaluating its options with respect to the project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of a $35.9 million non-cash write-off of the Crown Jewel assets.

         SAN LUIS. The San Luis mine ceased operations in November 1996, and subsequent site activities have addressed closure and reclamation requirements. The mine and associated gold production facilities were decommissioned and all chemicals and chemical waste products were removed from the site and managed in accordance with applicable regulations. A substantial portion of the reclamation earth work has been completed including partial backfilling of the west pit, regrading and topsoiling of waste rock facilities and a portion of the tailings disposal area. Revegetation work has been undertaken on all regraded and topsoiled areas. The remaining reclamation work will include the mill area, one waste rock disposal facility and certain on-site roadways. In addition, the remainder of the tailings area will require regrading, topsoiling and revegetation along with the construction of the final drainage features and spillway. In the course of implementing the approved reclamation plan, the Company voluntarily partially backfilled the San Luis West Pit. As water percolates through the oxidized backfilled rock, the water contacts and solubilizes certain naturally occurring oxidation by-products which have been identified at elevated levels at monitoring sites located within and downgradient of the West Pit. An Independent Ecological Risk Assessment has been conducted which indicates that the elevated levels of these constituents do not pose a risk to human health or the environment.

         In 1998, we provided notice to the requisite regulatory agencies and undertook implementation of a response plan triggered by the identification of elevated levels of naturally occurring constituents detected in a monitoring well located downgradient from the West Pit. The response plan involves the investigation and characterization of the geohydrology and geochemistry pertinent to the immediate area and the subsequent development of a long-term response strategy to address the elevated constituent levels. The Colorado Mined Land Reclamation Board held a formal public hearing to consider the matter on January 26, 1999, and determined that no violation had occurred and ordered the Company to implement the response plan. The Company has made all of the submittals required by the Board, has implemented those measures which have been approved, and is awaiting final approval for permanent response measures set forth in a technical revision to the facility's permit.

         By letter dated August 10, 1999, the United States Environmental Protection Agency (the "EPA") advised the Colorado Department of Public Health and Environment and the Company that the EPA believed that discharges of pollutants without a permit have occurred near the West Pit in violation of the Clean Water Act. The letter notified the Company and the Department of Public Health and the Environment (the "Department of Public Health") that the EPA would take direct action if the Department of Public Health failed to take action and secure appropriate injunctive relief and penalty.

         On August 20, 1999, the Department of Public Health and Environment issued a Notice of Violation and Cease and Desist Order to the Company, alleging discharges to waters not permitted under the Colorado Water Quality Control Act. We have filed an Answer to the Notice denying that such a violation has occurred. The Notice requires the Company to take a number of steps that the Department of Public Health and Environment asserts to be necessary to attain compliance with the Water Quality Control Act. These steps include the submittal of a permit application, a monitoring plan and a response plan. We have made all submittals required by the Notice and have commenced extensive response activities. On October 8, 1999, the Department of Public Health issued an Amendment to the Notice. The Amendment authorized the operation of a water treatment facility and the discharge of treated water. The Company has commenced treatment and discharge operations.

         On October 4, 1999, the Colorado Division of Minerals and Geology sent the Company a letter stating that the Division had reason to believe that there might be a reasonable potential for degradation of groundwater quality in certain portions of the aquifer near the West Pit. The letter requires the Company to modify its permit to protect the quality of groundwater in the uncontaminated portion of the aquifer.

         It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities, which actions could include seeking injunctive relief, mandating the posting of financial assurance, requiring further on-site response actions and the imposition of monetary penalties. Battle Mountain has in place certain environmental and reclamation financial assurances related to the San Luis property and it is possible that additional financial assurances will be required in the future. There can be no guarantee that we will be able to maintain and/or put in place the necessary assurances. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources." An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 based upon Battle Mountain's current best estimate of costs to address technical long-term water quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

CANADA

         The mining industry in Canada is subject to legislation at both the federal and provincial levels related to protection of the environment. We are required to obtain and maintain compliance with a full range of permits and approvals for various activities during exploration, development, production and closure and reclamation. Existing and possible future legislation could cause additional expense and capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent of which cannot be predicted by management of the Company. We expect the continued proliferation and tightening of environmental standards and requirements over the long term. The Company may incur greater or lesser costs and delays depending on the nature of the activity and the standards and requirements that are applied. It is possible that the costs and delays associated with meeting such standards and requirements could become such that we would not proceed with the further development or operation of a mine.

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

         Certain Canadian federal and provincial environmental requirements include requirements for treatment of water prior to discharge to achieve certain effluent water quality limits. The Holloway mine has at certain limited times had difficulties meeting sediment compliance limits. However, we have constructed a new sediment control system and implemented underground controls and the Holloway Mine has met the effluent sediment limits at all times subsequent to February of 1999. In August 1997, the Holloway mine became subject to toxicity compliance limits for effluent discharges. A limited number of samples from the Holloway Mine have not achieved the toxicity limits. This indicates that additional controls may be required.

         In 1999, approval was obtained to expand the tailings facility at Golden Giant to a capacity sufficient to handle anticipated tailings deposition for the presently anticipated mine life. Full compliance with effluent discharge requirements was attained for the Golden Giant mine in 1999. The Certificate of Approval for the Golden Giant mine does not currently contain an ammonia limit. However, the Certificates of Approval for the Golden Giant mine are being consolidated through a renewal process and an un-ionized ammonia limit is being proposed. Results in 1999 indicate that the proposed un-ionized ammonia limit can be achieved, although additional controls may be required if full compliance is not achieved in the future.

         The Company will also incur reclamation expenditures as reserves at existing mines are exhausted and the facilities are closed. We are making accruals for estimated reclamation expenditures over the lives of the respective mines. New and existing mines are required to submit reclamation/closure plans to the provincial government for review and approval by the various regulatory authorities. As part of the submissions, estimates of costs to implement the plans and financial assurance to cover the implementation of the plans are required, with the financial assurance required in a form and amount acceptable to the government. Both of the Company's operations in Canada have submitted their respective reclamation/closure plans to the appropriate provincial agency and had these plans accepted and approved and the Company has given such financial assurances under its closure plans as required by law.

BOLIVIA

         Bolivia first enacted federal environmental legislation in 1992 and the promulgation of general environmental regulations followed in December 1995. The regulations require obtaining environmental licenses for both existing and new operations, establish air and water quality discharge standards, establish standards for the management of solid and hazardous wastes, provide procedures and schedules for existing operations to come into compliance and require the preparation of environmental impact studies in some instances. Pursuant to these regulations, Inti Raymi prepared an Environmental Statement as an application for an environmental license for the Kori Kollo mine and submitted such to the government in July 1997. The Company received final approval of the environmental license for the Kori Kollo mine in March 1999.

         In August 1997, new regulations, the Environmental Regulations for Mining Activities, were promulgated in Bolivia. These regulations contain a set of general technical and regulatory standards and norms for environmental management within the mining industry. In addition, the government is continuing to develop specific technical standards for the mining industry. Under the transitory provisions of the Environmental Regulations for Mining Activities, we have eighteen (18) months from the date of approval of the environmental license for the Kori Kollo mine to submit a document which reflects compliance with the new regulations.

AUSTRALIA

         The mining industry in Australia is regulated primarily by state authorities and secondarily by federal authorities. This regulation deals with general environmental matters such as the licensing of industrial activities, the setting of standards and the establishment of a range of enforcement mechanisms.

         In addition, mines in Queensland (Vera/Nancy) are also regulated by legislation which specifically deals with the major environmental impacts of mining. Such legislation requires each miner to develop an Environmental Management Overview Strategy (hereinafter referred to as "EMOS") which sets out the life of mine strategies for dealing with these impacts. In addition, a plan of operations is required which sets out in detail what environmental management measures will be undertaken over a stated period. The plan of operations must be independently audited to ensure that it complies with the overarching strategies of the EMOS.

         These planning measures are complemented by a requirement for the operator to lodge a security deposit calculated by taking the real cost of rehabilitation for the maximum area of disturbance and allowing a discount for proven environmental performance. Prior to a mine closing, a final rehabilitation report must be prepared and approved which addresses final land form and land use and how the strategies of the EMOS with respect to rehabilitation and remediation have been implemented.

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

         In addition to complying with various environmental protection statutes, the Vera/Nancy mine in Queensland was required to obtain plan of operations approvals from the Minister of Mines pursuant to the Mineral Resources Act. The plan of operations at the Pajingo Complex has been approved, including an approved EMOS, which covered environmental protection and rehabilitation requirements. When approved, the plans of operations became part of the conditions of the mining lease issued by the state. The Vera/Nancy ore deposit at the Pajingo Complex was added to its plan of operations and the EMOS document in 1996.

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

         In July 2000, the Environmental Protection and Biodiversity Conservation Act will become effective. This Act requires Commonwealth government approvals for new projects and extensions of existing projects. It is triggered by having a significant impact on a matter of national environmental significance. The details as to how this trigger will work have not been developed at the present time. It is therefore not clear whether it would apply to any future extension of the Australian operations.

TAXES

UNITED STATES

         The Company is subject to federal income tax by the United States on its worldwide earnings, although earnings of the Company's foreign subsidiaries are not generally subject to current tax until repatriated to the United States. While the United States allows credits for foreign income taxes paid, the limitations on such credits may substantially reduce or eliminate the benefit of credits. The top marginal U.S. statutory corporate rates are presently 35% for regular tax and 20% for alternative minimum tax. Alternative minimum taxes paid are available as credits against regular tax in subsequent years. At December 31, 1999, the Company had approximately $105.8 million of regular net operating losses and $49.7 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2007 and 2009, respectively, available to offset future U.S. federal income tax, and approximately $0.8 million of alternative minimum tax credits available on an indefinite carryforward basis. These amounts are subject to possible adjustment upon audit by the Internal Revenue Service. We are also subject to state and local taxes in jurisdictions in which we are engaged in business operations.

CANADA

         The Company's Canadian operations are conducted by Battle Mountain Canada and are subject to Canadian federal and provincial income taxes, as well as provincial mining taxes and duties. The Golden Giant and Holloway mines are located in Ontario.

         Federal income tax is levied under the Federal Income Tax Act. The basic federal rate on mining income is 28%, but a resource allowance (equal to 25% of "resource profits," as defined) is deductible each year in computing taxable income. Ontario administers its own income and capital tax regimes under separate provincial statutes. Ontario offers certain resource incentives. The Ontario income tax rate on mining operations is 13.5%. The capital tax rate for Ontario is 0.3%.

         The Ontario Mining Tax is a mineral royalty or duty paid to the province under unique statutes and is levied at 20% of the operator's profits from Ontario mining operations, as defined.

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

however, any royalty paid is creditable against the income tax imposed on operations. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources -- Government Regulation."

         Dividends, interest and other remittances paid by Inti Raymi to Battle Mountain and other non-Bolivian third parties are subject to a 12.5% Bolivian withholding tax. Inti Raymi pays import duties and Bolivian Value Added Tax on all purchases. Inti Raymi subsequently claims refunds from the Bolivian government for the import duties and the Value Added Tax by means of tax certificates used to pay taxes due on its activities. Those certificates can be converted into cash in the local finance market at a discount. Inti Raymi is also subject to transaction taxes on domestic transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

AUSTRALIA

         Battle Mountain (Australia) Inc., a Delaware corporation and a wholly-owned subsidiary of Battle Mountain, is subject to tax on income derived from 1999 exploration and mining operations. However, no taxes are expected to be paid for 1999 due to existing loss carryforwards of approximately $16.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         The Company's Australian operations are also subject to various state and local taxes and the payment of certain gold and silver royalties. Under each of the mining leases, the Company pays to the State of Queensland an annual royalty equal to the greater of 2% of gross sales after deducting A$30,000 or 5% of the operating income that exceeds A$30,000.

INSURANCE

         We carry insurance against property damage risks, business interruption and third party liability. The Company is also insured against losses from certain dishonesty, including limited losses from the theft of gold, as well as losses of other goods in transit. From time to time, we review and modify insurance coverage and may obtain additional policies, cancel existing policies or self-insure as deemed appropriate.

         The Company is not insured against most environmental risks. Insurance against most environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry at acceptable premium levels. We periodically evaluate the cost and coverage of the insurance against certain environmental risks that is available to determine if it would be appropriate to obtain such insurance. Without such insurance, if the Company becomes subject to environmental liabilities, then payment of such environmental liabilities would reduce the funds available to the Company. Should we be unable to fully fund the remedial cost of an environmental problem, the Company might be required to enter into interim compliance measures pending completion of the required remedy. Furthermore, if we were to become subject to significant environmental liabilities, the results could have a material adverse effect on the results of operations, cash flows and financial condition of the Company.

EMPLOYEES

         The number of full-time employees of the Company (including employees of majority-owned subsidiaries other than Niugini Mining) at December 31, 1999 was 1,254.

         The non-supervisory employees at some of our mines are represented by labor unions. The current labor agreements with the Operating Engineers at the Battle Mountain Complex and the United Steelworkers of America at the Golden Giant Mine would respectively expire April 30, 2000 and July 31, 2000 unless extended by mutual consent.

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

         On March 8, 2000, the foreign exchange spot purchase rates for U.S. dollars, as quoted in the Wall Street Journal, were A$1.00 equals US$0.6095 and C$1.00 equals US$0.6868.

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

ITEM 3.    LEGAL PROCEEDINGS

         On August 20, 1999, the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation had occurred. See Note 14 of Notes to Consolidated Financial Statements under Item 8. Battle Mountain also is a party to a number of legal actions arising in the ordinary course of business. While the final outcome of these actions cannot be predicted with certainty, it is the opinion of management that none of these actions when resolved will have a material adverse effect on the results of operations, financial condition or cash flows of Battle Mountain.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names and ages as of March 2, 2000, of each of the present executive officers of the Company as well as the individual who has assumed the duties of Chief Executive Officer as of July 1999, together with principal occupations held by each during the past five years. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. None of the listed individuals are related to any other by blood, marriage or adoption. No arrangement or understanding exists between any officer and any other person under which any officer was elected.

         Karl E. Elers (61)                 -             Acting Chief Executive Officer
         John A. Keyes (56)                 -             President and Chief Operating Officer
         Ian Atkinson (50)                  -             Senior Vice President - Operations and Exploration
         Phillips S. Baker, Jr. (40)        -             Vice President and Chief Financial Officer
         Thomas P. Bausch (52)              -             Treasurer
         Joseph J. Baylis (43)              -             Senior Vice President - Corporate Development
         Greg V. Etter (41)                 -             Vice President, General Counsel and Secretary
         Stanford M. Haley (56)             -             Vice President - Human Resources
         Jeffrey L. Powers (47)             -             Vice President and Controller

         Mr. Elers assumed the duties of Chief Executive Officer in July 1999 pursuant to the terms of a consulting agreement when Ian D. Bayer retired from the position of President and Chief Executive Officer. Mr. Elers is working with the Company's Board of Directors to select a Chief Executive Officer. Mr. Elers also continues to serve as the Company's non-executive Chairman of the Board, a position he has held since February 28, 1997, when he retired from the executive officer positions as Chairman of the Board and Co-Chief Executive Officer. Prior to that date, Mr. Elers had served as the Company's Chairman since April 1990 and as the Company's Chief Executive Officer from April 1990 to July 1996.

         Mr. Keyes was appointed President and Chief Operating Officer of Battle Mountain in July 1999. Previously, Mr. Keyes had been Senior Vice President-Operations since July 1996 following the combination with Hemlo Gold. He joined Hemlo Gold in March 1992 as the mine manager of the Golden Giant mine and in October 1995 became Vice President, Operations of Hemlo Gold.

         Mr. Atkinson was appointed Senior Vice President-Operations and Exploration of Battle Mountain in August 1999. Previously, Mr. Atkinson had been Senior Vice President-Exploration of Battle Mountain since July 1996. Prior to joining Battle Mountain, Mr. Atkinson had been Senior Vice President of Hemlo Gold since February 1996. Prior to that, Mr. Atkinson was Vice President, Exploration for Hemlo Gold.

         Mr. Baker joined Battle Mountain in March 1998 as Vice President and Chief Financial Officer. Mr. Baker most recently served as Vice President, Finance and Chief Financial Officer of Pegasus Gold Inc. Prior to joining Pegasus in 1994, Mr. Baker worked for approximately eight years in various positions with Battle Mountain, culminating as Treasurer.

         Mr. Bausch joined Battle Mountain in September 1996 as Treasurer. Mr. Bausch was previously employed by Tenneco Inc. as its Assistant Treasurer from 1993 to 1996.

         Mr. Baylis joined Battle Mountain in July 1996 following the combination with Hemlo Gold, where he was previously Vice President-Investor Relations and General Counsel. He also served as President and Chief Executive Officer of Niugini Mining from November 1996 until February 2000.

         Mr. Etter joined Battle Mountain as Corporate Attorney in 1993 and was appointed General Counsel and Corporate Secretary in February 1997. In April 1998, he was appointed Vice President in addition to his then current position.

         Mr. Haley joined Battle Mountain in January 1997. Prior to that, he was the managing partner at Chairmans' Counsel, Inc., an organization development consulting firm.

         Mr. Powers joined Battle Mountain in August 1992 as Manager of Corporate Accounting. He was appointed Controller in January 1994 and to his current position in February 1997.

         Messrs. Atkinson, Baker, Baylis, Bausch, Etter, Keyes and Powers also serve as executive officers of Battle Mountain Canada. Mr. Keyes serves as President and Chief Executive Officer, and each of Messrs. Atkinson and Baylis serves as Vice President. Mr. Baker serves as Vice President and Chief Financial Officer. Mr. Etter serves as Vice President and Corporate Secretary and Mr. Powers serves as Vice President and Controller. Mr. Bausch serves as Treasurer.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

         Battle Mountain's common stock, par value $0.10 per share (the "BMG Common Stock"), is traded on the New York Stock Exchange (the "NYSE"), the Australian Stock Exchange Limited, the Swiss Stock Exchanges and the
Frankfurt Stock Exchange. The ticker symbol for the BMG Common Stock on the exchanges is "BMG." Battle Mountain Canada exchangeable shares, which have no denominated par value (the "Exchangeable Shares"), entitle holders to dividends and other rights economically equivalent to BMG Common Stock and are exchangeable at the option of holders into BMG Common Stock on a one-for-one basis. The Exchangeable Shares are traded on The Toronto Stock Exchange under the ticker symbol "BMC."

The following table sets forth for the periods indicated the high and low sales prices for the BMG Common Stock as reported on the NYSE Composite Tape.

        1999                                                           HIGH                  LOW
                                                                    ---------             -------
        First Quarter                                               $ 4 11/16             $ 2 5/8
        Second Quarter                                              $ 3 3/8               $ 2 3/16
        Third Quarter                                               $ 3 5/8               $ 1 3/4
        Fourth Quarter                                              $ 3 13/16             $ 2 1/16

        1998                                                           HIGH                  LOW
                                                                    ---------             -------
        First Quarter                                               $ 6 11/16             $ 4 13/16
        Second Quarter                                              $ 7 1/2               $ 4 13/16
        Third Quarter                                               $ 6 7/16              $ 3 1/16
        Fourth Quarter                                              $ 6 3/4               $ 3 7/8

         As of March 8, 2000, the Company had 13,983 record holders of BMG Common Stock and 623 record holders of Exchangeable Shares.

         In February 1999, the Company suspended its semi-annual common stock dividends. Any determination to pay future dividends and the amount thereof will be made by the Company's Board of Directors and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors.

DESCRIPTION OF EXCHANGEABLE SHARES OF BATTLE MOUNTAIN CANADA LTD.

         The Exchangeable Shares are exchangeable, at any time at the option of the holder, on a one-for-one basis for shares of BMG Common Stock. Holders of Exchangeable Shares are entitled at any time, upon delivery of the Exchangeable Shares certificate and duly executed retraction request, to require Battle Mountain Canada to redeem such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock. Battle Mountain and a designated subsidiary have the right to purchase the Exchangeable Shares that are the subject of the request for redemption in exchange for an equivalent number of shares of BMG Common Stock. On or after July 31, 2003 (subject to acceleration in certain circumstances), Battle Mountain Canada has the right, but not the obligation, to purchase such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock. Battle Mountain and such designated subsidiary have the right, but not the obligation, to purchase such Exchangeable Shares in exchange for an equivalent number of shares of BMG Common Stock at which time Battle Mountain Canada's right to redeem such Exchangeable Share would terminate.

         The shares of outstanding Exchangeable Shares, other than shares held by Battle Mountain and certain of its subsidiaries, are entitled to vote at Battle Mountain stockholder meetings through the exercise by The CIBC Mellon Trust Company, a Canadian trust company (the "Trustee"), of certain voting rights under a Voting, Support and Exchange Trust Agreement dated July 19, 1996 (the "Voting Agreement"). The Trustee, as the holder of the one share of Special Voting Stock of Battle Mountain (the "Special Voting Stock"), is entitled to a number of votes on all matters on which holders of BMG Common Stock are entitled to vote equal to the number of Exchangeable Shares outstanding as of the Record Date for each meeting of holders of BMG Common Stock, excluding the number of Exchangeable Shares held by the Company and certain of its subsidiaries (those subsidiaries precluded from voting any Common Stock under applicable Nevada law). Pursuant to the Voting Agreement, each holder of Exchangeable Shares is entitled to instruct the Trustee as to the voting of the number of votes attached to the Special Voting Stock represented by such holder's Exchangeable Shares. The Trustee will exercise each vote attached to the Special Voting Stock only as directed by the relevant holder, and in the absence of instructions from a holder as to voting will not exercise such votes. A holder may instruct the Trustee to give a proxy to such holder entitling the holder to vote personally such holder's relevant number of votes or to grant to the Company's management a proxy to vote such votes. The BMG Common Stock and the Special Voting Stock vote together as a single class. As to each matter presented to a vote of stockholders of Battle Mountain, each share of BMG Common Stock is entitled to one vote and the share of Special Voting Stock is entitled to a number of votes equal to the number of Exchangeable Shares outstanding as of the Record Date for each meeting of holders of BMG Common Stock, excluding the number of Exchangeable Shares held by the Company and certain of its subsidiaries (those subsidiaries precluded from voting any Common Stock under applicable Nevada law).

         Holders of Exchangeable Shares are also entitled to receive dividends economically equivalent to any dividends paid on the BMG Common Stock. The Voting Agreement restricts Battle Mountain from paying dividends on the BMG Common Stock unless equivalent dividends are paid on the Exchangeable Shares. Holders of Exchangeable Shares are also entitled to participate in any liquidation of Battle Mountain on the same basis as holders of BMG Common Stock.

         Each Exchangeable Share has an associated right (hereinafter referred to as an "Exchangeable Share Right") entitling the holder of such Exchangeable Share Right to acquire additional Exchangeable Shares on terms substantially the same as the terms and conditions upon which the stock rights attached to each share of BMG common stock entitle a holder of such right to acquire either a one one-hundredth of a share of the Series A Junior Participating Preferred Stock of Battle Mountain (essentially the economic equivalent of a share of BMG Common Stock) or, in certain circumstances, shares of BMG Common Stock (with the definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions applying, as appropriate, to BMG Common Stock and Exchangeable Shares as though they were the same security). The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the stock rights attached to each share of BMG Common Stock. See Note 9, "Shareholders' Equity," of Notes to Consolidated Financial Statements under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes thereto in Item 8.

                                                                       YEARS ENDED DECEMBER 31

MILLIONS, EXCEPT PER SHARE AMOUNTS                       1999 (1)     1998 (2)     1997 (3)     1996 (4)     1995
----------------------------------                       --------     --------     --------     --------     ----
INCOME STATEMENT:

Sales                                                   $    228     $    277     $    345     $    424     $    401
                                                         =======      =======      =======      =======      =======
Operating income (loss)                                 $   (110)    $   (200)    $     (3)    $    (43)    $     44
                                                         =======      =======      =======      =======      =======

Income (loss) before cumulative effect of accounting
  change                                                $   (119)    $   (241)    $     (5)    $    (74)    $     30
Cumulative effect of accounting change, net (5)               -            -            (4)          -            -
                                                         -------      -------      -------      -------      -------
Net income (loss)                                           (119)        (241)          (9)         (74)          30
Preferred dividends                                            8            8            8            8            8
                                                         -------      -------      -------      -------      -------
Net income (loss) to common shares                      $   (127)    $   (249)    $    (17)    $    (82)    $     22
                                                         =======      =======      =======      =======      =======

Per common share
     Earnings (loss) - basic and diluted                $   (.55)    $  (1.08)    $   (.07)    $   (.36)    $    .10
                                                         =======      =======      =======      =======      =======
     Cash dividends                                     $     -      $    .05     $    .05     $    .07     $    .08
                                                         =======      =======      =======      =======      =======


                                                                                 DECEMBER 31

                                                           1999        1998         1997         1996         1995
                                                           ----        ----         ----         ----         ----
BALANCE SHEET:

Total assets                                            $    507     $    694     $  1,093     $  1,037     $  1,142
                                                         =======      =======      =======      =======      =======
Long-term debt, less current maturities                 $    177     $    204     $    241     $    139     $    169
                                                         =======      =======      =======      =======      =======
Shareholders' equity                                    $    119     $    248     $    506     $    538     $    629
                                                         =======      =======      =======      =======      =======


(1) Includes a $46.6 million loss related to an investment in Niugini Mining, a $35.9 million write-off of Crown Jewel assets, a $9.5 million environmental remediation charge at San Luis and a $7.7 million net charge related to deferred tax assets.

(2) Includes the following impairment write-downs: Niugini Mining, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million.

(3) Includes a $16.4 million income tax benefit representing a release of certain deferred tax asset valuation allowances and certain withholding tax liabilities, and an additional tax benefit of $7.2 million due to revised projections of future taxable income at certain subsidiaries, which resulted in the recognition of the tax benefit of net operating loss carryforwards at these subsidiaries.

(4) In 1996, the carrying values of the Reona and San Cristobal mines were written down by $17.5 million and $17.6 million, respectively, both gross and net of income taxes. Also in 1996, $22.7 million in merger expenses were incurred related to the combination of Battle Mountain and Hemlo Gold.

(5) Reflects the cumulative effects of Inti Raymi changing its method of calculating depreciation, depletion and amortization and Battle Mountain changing its method of amortizing the premium associated with its investment in Inti Raymi to the same new basis (see Note 2 of Notes to Consolidated Financial Statements in Item 8).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Battle Mountain's operations are related to gold mining and related activities. Accordingly, Golden Giant, Kori Kollo, Holloway and Vera/Nancy (Pajingo) are the operating mines, and the Battle Mountain Complex is the significant development project, that are considered segments for financial reporting purposes.

OVERVIEW

         Lower gold prices and fewer ounces of attributable gold production decreased cash flows from operating activities compared with 1998. A $46.6 million loss related to the market value of the investment in Niugini Mining, a $35.9 million non-cash write-off of the Crown Jewel project and a $9.5 million environmental remediation charge contributed significantly to a $126.9 million, or $0.55 per share, net loss to common shares. This compares with a $248.8 million, or $1.08 per share, net loss in 1998 and a $16.3 million, or $.07 per share, net loss in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $36.3 million at December 31, 1999. Of this, Battle Mountain Canada held $22.0 million. An additional $40.0 million of restricted cash was held by Battle Mountain Gold Company for a loan facility. See "Financing Activities" for further discussion.

OPERATING ACTIVITIES

         Cash flows of $28.1 million, $82.8 million and $61.2 million were generated from operating activities in 1999, 1998 and 1997, respectively. Lower gold prices and production and higher tax payments, partially offset by lower exploration and production costs, decreased cash flows in 1999. The increase in cash flows in 1998 compared with 1997 was primarily the result of higher production, lower operating costs and decreased accounts receivable.

INVESTING ACTIVITIES

         Cash used in investing activities decreased to $48.5 million in 1999 compared with $74.1 million in 1998. Capital expenditures totaled $49.3 million in 1999 compared with $46.5 million in 1998. Approximately $12.8 million was invested at the Battle Mountain Complex, primarily on the Phoenix project, $10.2 million at the Vera/Nancy mine, $9.7 million at Golden Giant, $7.0 million at Kori Kollo and $3.9 million at Holloway. In addition, an $11.0 million liquidating dividend, related to the 1998 sale of the New World project, was paid to Crown Butte Resources Ltd. minority shareholders in 1999 and $11.9 million was received from the sales of assets, primarily a $10.2 million sale of the investment in First Toronto Investments Limited.

         Cash used in investing activities totaled $74.1 million in 1998, including the $49.6 million effect on cash of the deconsolidation of Niugini Mining in 1998. This compared with $63.0 million cash used in investing activities in 1997. Capital expenditures were $46.5 million in 1998 compared with $62.4 million in 1997. Approximately $8.7 million was invested in 1998 at Golden Giant, $8.2 million on the Vera/Nancy mine, $8.2 million at Crown Jewel, $7.7 million at the Battle Mountain Complex, primarily on the Phoenix project, $3.6 million at Holloway and $3.3 million at Kori Kollo. In addition, in conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million and maintained a 17.15% interest. In addition, the sale of the New World project closed and cash proceeds, net of related disbursements, of $34.9 million were received.

         Cash used for investing activities totaled $63.0 million in 1997. Approximately $16.6 million was spent on the Pajingo Joint Venture, $7.4 million on Kori Kollo, $10.3 million at Golden Giant, $8.2 million at Crown Jewel, $9.1 million at the Battle Mountain Complex and $3.7 million at Holloway.

         Battle Mountain expects to invest approximately $49.2 million in capital expenditures in 2000. Major capital expenditures by site are: Golden Giant, $16.1 million; Phoenix, $15.1 million; Kori Kollo, $8.5 million, including Llallagua; Pajingo, $5.2 million; and Holloway, $4.3 million.

         PHOENIX PROJECT. The Phoenix project is located in the Copper Canyon area of the Battle Mountain Complex. Permitting of the Phoenix project is proceeding. It is anticipated that a draft Environmental Impact Statement will be completed by mid-2000. It is difficult to predict the timing of completion of permitting and potential start-up dates for the mine; however, the earliest feasible start-up date for Phoenix currently appears to be 2002. Battle Mountain is preparing a feasibility study and currently expects future capital costs, excluding capitalized interest, to be in the range of $160 million to $170 million. Approximately $42.7 million had been spent on the project through December 31, 1999.

         CROWN JEWEL PROJECT. Battle Mountain has been working toward permitting the Crown Jewel project near Oroville, Washington for almost 10 years. The Crown Jewel joint venture agreement grants Battle Mountain an option to earn from Crown Resources Corporation a 54% joint venture interest in the Crown Jewel project by constructing and equipping at its sole cost a mine and mill having a capacity of at least 3,000 tons per day and achieving commercial production therefrom. Certain permits have been obtained for the Crown Jewel project. However, additional permits and approvals would be required to commence operations. In January 2000, the Washington Pollution Control Hearings Board reversed prior favorable decisions by the Department of Ecology on water rights and 401 Certification. The water rights and 401 Certification are necessary for the project as proposed. There can be no assurance as to a favorable outcome or the timing with respect to the permits, required approvals or appeals. Battle Mountain is currently evaluating its options with respect to the project.

         A non-cash asset write-down of $35.9 million was recorded in the fourth quarter of 1999 representing the remaining carrying value of the Crown Jewel project. This write-down was recorded as a result of the Washington Pollution Control Hearings Board decision previously mentioned. A $40.3 million impairment write-down in the carrying value of the Crown Jewel project was recorded in the fourth quarter of 1998 to reflect the fair value of the assets in the low gold price environment and the cost of an unexpectedly lengthy permitting process.

         LIHIR. Battle Mountain held an indirect interest in the Lihir mine in Papua New Guinea through its 50.45% ownership of Niugini Mining, which in turn owned 14.91% of Lihir at December 31, 1999 and 17.15% at both December 31, 1998 and 1997. Commercial production at Lihir commenced in October 1997. On October 6, 1999, Lihir and Niugini Mining announced a proposed scheme of arrangement under which Lihir would merge with Niugini Mining. The merger was effective February 2, 2000. Niugini Mining shareholders received one share of Lihir for each share of Lihir held, together with one additional share of Lihir for each A$1.45 of Niugini Mining's net cash balance of $54.6 million at the effective date of the transaction. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. Battle Mountain has agreed to not sell on market the Lihir shares for a 90-day period and will classify them as current marketable securities in the consolidated balance sheet. Battle Mountain, through its investment in Niugini Mining, held a 7.52% and an 8.65% equity interest in Lihir at December 31, 1999 and 1998, respectively.

         In December 1998, Battle Mountain decided to pursue options for disposing of its interest in Niugini Mining and classified the $108.3 million investment in Niugini Mining as an asset held for sale. Accordingly, the accounts of Niugini Mining were deconsolidated from the December 31, 1998 consolidated balance sheet. The estimated fair value of the investment was determined to be the quoted market price of the Lihir shares held plus Battle Mountain Gold's share of residual Niugini Mining net assets, primarily cash.

FINANCING ACTIVITIES

         Debt payments of $31.2 million were made during 1999, compared with $44.3 million and $24.5 million in 1998 and 1997, respectively. In 1997, Battle Mountain sold its interest in Niugini Mining to Battle Mountain Canada, facilitated primarily by a $145 million bank borrowing by Battle Mountain Canada. Total restricted cash increased $31.7 million in 1999, primarily the result of a $40.0 million cash collateral account established in connection with a restructuring of a Battle Mountain Canada loan facility in October 1999 discussed below. Partially offsetting the increase in restricted cash due to this debt restructuring was the release of funds previously held in connection with Inti Raymi debt that was retired in 1999. Restricted cash decreased $10.2 million net in 1998, primarily the result of the release of escrow funds to Niugini Mining.

         The Canadian Imperial Bank of Commerce loan agreement was restructured effective October 1, 1999. Under the terms of the new agreement, the loan is segregated into three "tranches": a $40.0 million tranche due December 31, 2003 which will be repaid with the $40.0 million cash collateral account; a $30.0 million tranche due the earlier of the date of the receipt of cash from the sale of Battle Mountain's investment in Lihir or December 31, 2003; and a $34.4 million tranche payable in 14 equal quarterly installments beginning September 30, 2000. The restructuring of this loan agreement significantly improved Battle Mountain's scheduled debt service.

         The loan agreement requires Battle Mountain Canada to meet certain financial covenants which include maintenance covenants relating to the market value of the Lihir shares held by Battle Mountain, gold reserves and the present value of future cash flows from the Battle Mountain Canada mines, as well as certain restrictions on, among other things, cash transfers, expenditures, additional debt, liens and the disposition of assets. In March 2000, $10.0 million of the $30.0 million tranche was repaid because the market value of the Lihir shares declined to less than two times the Lihir-related tranche as required by loan agreement. The market value of the Lihir shares could continue to decline, requiring additional principal payments in the near future.

         Battle Mountain Canada has a C$5.0 million letter of credit line and a C$5.0 million operating credit line with a Canadian bank. At December 31, 1999, C$4.8 million was outstanding under the letter of credit line.

         In the determination of the amount of any dividends to be paid to common shareholders, the Board of Directors regularly considers factors such as projected operating results, cash flows, capital requirements and financial position. In 1999, the semi-annual dividends on common stock were suspended; however, the Board, at their discretion, may reinstate dividends in the future. Dividends of $11.5 million, or $0.05 per share, were paid to common shareholders in 1998 and 1997.

         Battle Mountain has an effective registration statement on file with the Securities and Exchange Commission (the "SEC") for the issuance of up to $150.0 million of debt and/or equity securities. As of the date of this report, no securities have been issued nor are there any current plans to issue any securities under this registration statement. Battle Mountain also has registration statements on file with the SEC and regulatory authorities in Canada which qualify for sale the 65.2 million shares of Battle Mountain common stock effectively held by Noranda Inc. Battle Mountain will not receive proceeds from the sales of any shares that may be sold under the registration statements covering the shares held by Noranda.

         CONCLUSION. Battle Mountain believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales and/or future debt or equity security issuances. Significant additional capital will be required in the foreseeable future in order to continue the development of current and future mining projects, including the Phoenix project. Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated price of gold. Because of the recent volatility of gold prices and how it effects Battle Mountain's financial condition, a deterioration of gold prices may negatively impact short-term liquidity and our ability to raise additional capital for long-term development projects. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer planned capital and exploration expenditures as needed to conserve cash for operations.

RESULTS OF OPERATIONS

         The results of operations of the Lihir and San Cristobal mines are not included with those of Battle Mountain in 1999 because Lihir was accounted for as an equity investment in 1998 and Niugini Mining was classified as an asset held for sale effective December 31, 1998.


             SEGMENT INFORMATION

             MILLIONS                                        1999           1998        1997
             --------                                        ----           ----        ----
             Operating income (loss)
                  Golden Giant                             $ 20.1         $ 38.3      $ 46.6
                  Kori Kollo                                 (8.8)         (58.7)        0.3
                  Holloway                                   (6.1)          (3.7)       (6.6)
                  Battle Mountain Complex                     0.4          (12.1)       (2.2)
                  Vera/Nancy                                  7.3            6.2         1.9
                  Corporate and other                      (123.2)        (170.1)      (43.3)
                                                           ------         ------       -----
             Total operating loss                          (110.3)        (200.1)       (3.3)
             Other expense, net                              (1.7)         (27.4)      (12.5)
                                                           ------         ------       -----
             Loss before income taxes                     $(112.0)       $(227.5)     $(15.8)
                                                           ======         ======       =====


SALES

         Sales decreased in 1999 compared with 1998 as a result of decreased gold production and lower realized gold prices. Excluding Battle Mountain's share of Lihir gold sales in 1998, gold production decreased 97,000 ounces. The classifying of Niugini Mining, which includes the San Cristobal mine, as an asset held for sale and the placing of the Battle Mountain Complex Reona mine in care and maintenance effective January 1, 1999 were the primary reasons for decreased gold production. Sales of production at the Reona mine are netted against production costs for financial statement presentation purposes. Also contributing to the decrease in production were lower head grades at the Golden Giant and Kori Kollo mines. Average realized prices for gold decreased as a result of lower spot gold prices.

         Sales decreased in 1998 compared with 1997 as a result of lower average realized gold prices, partially offset by slightly higher gold production. Average realized prices for gold decreased as a result of lower spot gold prices. Average realized gold prices in 1998 were slightly higher than the average London PM fix price due to gains recognized from forward sales. Increased production at the Holloway, Pajingo and Kori Kollo mines partially offset the effects of ceasing production at the Red Dome mine in the second half of 1997 and the ceasing of mining operations at the San Cristobal mine in the first quarter of 1998. Decreased ounces recovered from the Reona mine also partially offset increased production from the other mines. Golden Giant's increased production during the first half of 1998 from higher ore grades mined as a result of a change in the mining sequence partially offset their decreased production during the latter half of the year due to that change in the mining sequence and labor problems that have since been resolved.


             GOLD DATA                                       1999           1998        1997
                                                             ----           ----        ----
             Gold sales (000 oz.) - 100%                      806            987         976

             Gold revenue realized per ounce - 100%        $  278         $  306      $  342

             Average London PM fix per ounce               $  279         $  294      $  331


COSTS AND EXPENSES

         Total production costs decreased in 1999 primarily due to lower production. Consolidated per ounce cash costs increased slightly in 1999 compared with 1998. Higher per ounce cash costs at Golden Giant and Kori Kollo were partially offset by decreases at Holloway and Vera/Nancy and the exclusion of Lihir from 1999 calculations. The cost per ounce increase at Golden Giant was primarily attributable to reduced stope sizes, increased ground support costs and Block 5 test mining, while the Kori Kollo per ounce increase was primarily the result of lower production.

         Total production costs decreased 30% in 1998 compared with 1997, while production increased slightly. Lower operating costs resulting from weakened foreign currencies and the closures of the Red Dome and Silidor mines in 1997 contributed to the overall decrease. Partially offsetting this decrease was $4.7 million of additional reclamation charges accrued in the fourth quarter of 1998, primarily at the Battle Mountain Complex, and a full year of production from the Vera/Nancy mine. Consolidated per ounce cash costs decreased $42 in 1998 compared with 1997. All of the mines, except the residual heap leach operations at Reona, experienced per ounce cash cost reductions in 1998. Golden Giant and Kori Kollo's cash costs per ounce both decreased 9%, primarily a result of higher ore grades mined and lower overall costs, respectively.


                 AGGREGATE ATTRIBUTABLE PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED

                                                                           1999         1998          1997
                                                                           ----         ----          ----
         Direct mining costs                                          $     166    $     161     $     200
         Deferred stripping adjustments                                       -            1             -
         Third party smelting, refining and transportation costs              2            2             5
         By-product credits included in sales                                (7)          (7)          (12)
                                                                        -------      -------       -------
             Cash operating costs                                           161          157           193
         Royalties                                                            3            3             4
                                                                        -------      -------       -------
             Total cash costs                                               164          160           197
         Depreciation, depletion and amortization                            79           94            80
         Reclamation and mine closure costs                                   8            5            14
                                                                        -------      -------       -------
             Total production costs                                   $     251    $     259     $     291
                                                                       ========     ========      ========



                 RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS PER OUNCE PRODUCED
                                   TO CONSOLIDATED FINANCIAL STATEMENTS

         MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS           1999         1998          1997
         ------------------------------------------------------           ----         ----          ----
         Production costs per financial statements                     $  151.5     $  163.3      $  234.3
         Lihir production costs                                             -           12.3           2.2
         Minority interest portion of production cost                      (7.1)       (10.5)         (8.0)
         By-product credits included in sales                              (3.9)        (5.8)        (16.2)
         Reclamation and mine closure costs                                (6.4)        (4.7)        (12.7)
         Inventory change and other                                        (7.5)       (12.0)        (27.0)
                                                                         ------       ------        ------
         Production costs for per ounce calculation purposes           $  126.6     $  142.6      $  172.6
                                                                        =======      =======       =======

         Gold ounces produced, THOUSANDS                                    770          889           876
                                                                        =======      =======       =======

         Total cash costs per gold ounce produced                      $    164     $    160      $    197
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

       Depreciation, depletion and amortization ("DD&A") decreased in total and on a cost per gold ounce produced basis in 1999 compared with 1998. These decreases were attributable to lower production and lower asset carrying values resulting from asset write-downs taken at the end of 1998. DD&A increased in total and on a cost per ounce basis in 1998 compared with 1997. The increase in total DD&A in 1998 was primarily a result of higher production while DD&A from the Lihir mine, which commenced commercial operations in the fourth quarter of 1997, contributed to the cost per ounce increase.

       Exploration, evaluation and other lease costs, net totaled $16.7 million in 1999 compared with $24.8 million in both 1998 and 1997 as exploration expenditures were reduced due to continued low gold prices. Exploration costs were net of exploration project sales of $0.5 million, $0.4 million and $4.0 million in 1999, 1998 and 1997, respectively. It is expected that approximately $11.0 million will be invested in exploration programs in 2000 in search of potential additional mineral deposits. A majority of these exploration funds have been allocated to five priority projects. Actual exploration expenditures may vary as a result of the acquisition of new properties and the success at existing properties.

       An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 based upon Battle Mountain's current best estimate of costs to address technical long-term water quality issues at the San Luis property. See "Other Information" below for further discussion.

       Asset write-downs of $35.9 million were recorded in the fourth quarter of 1999 representing the remaining carrying value of the Crown Jewel project. The write-downs were recorded due to current permitting uncertainties resulting from a January 19, 2000 Washington Pollution Control Hearings Board decision that reversed Crown Jewel's water rights permits and vacated its Clean Water Act certification.

       In the fourth quarter of 1998, as a result of continued low gold prices, $194.9 million of asset write-downs were recorded, including: the investment in Niugini Mining, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. The estimated fair value of the investment in Niugini Mining was determined to be the quoted market price of the Lihir shares held by Niugini Mining plus Battle Mountain's share of residual Niugini Mining net assets, primarily cash. Discounted future net cash flows were determined to be the appropriate measurement of fair value of the other mine assets mentioned above.

       Losses related to the decrease in value of the investment in Niugini Mining, classified as an asset held for sale effective December 31, 1998, totaled $46.6 million in 1999, including a fourth quarter loss of $33.3 million. The estimated fair value of the investment at December 31, 1999 was determined to be the quoted market price of the Lihir shares held by Battle Mountain as of February 2, 2000, the effective date of the merger of Niugini Mining with Lihir, at the appropriate exchange rate at that time.

       Interest expense decreased in 1999 compared with 1998 due to lower average levels of outstanding debt. Interest expense increased in 1998 compared with 1997 primarily as a result of a full year of borrowing under the $145 million bank borrowing by Battle Mountain Canada in September 1997 and the expensing of interest on convertible debentures which were related to the Lihir project.

       Interest income decreased in 1999 compared with 1998 as a result of lower average levels of cash invested, while interest income increased in 1998 compared with 1997 due to higher average levels of cash invested.

       Net foreign currency exchange gains totaled $8.2 million in 1999, mostly on U.S. dollar-denominated debt of subsidiaries, primarily Battle Mountain Canada. This compares with net foreign currency exchange losses of $12.4 million in 1998 and $7.8 million in 1997.

       Equity in losses of Lihir increased $8.1 million in 1998 compared with 1997 primarily as a result of a full year's amortization of the premium associated with the Lihir investment and the recording of Battle Mountain Canada's share of Lihir losses. Lihir commenced commercial production in October 1997. No equity in earnings were recorded in 1999 as Niugini Mining, including its investment in Lihir, was classified as an asset held for sale effective December 31, 1998. Lihir was accounted for as an equity investment in 1998 and 1997.

       Capitalized interest on the convertible debentures which were related to Lihir totaled $4.5 million in 1997. All interest incurred on the debentures subsequent to October 1997 was expensed.

       Income tax expense remained relatively constant in 1999 compared with 1998. An increase in the valuation allowance in 1999 included an $11.0 million increase associated with tax assets existing at December 31, 1998. This was partially offset by the release of a portion of the valuation allowance previously placed on Australian and Canadian deferred tax assets, specifically Australian net operating loss carryforwards and Canadian foreign currency exchange losses. Net of these items, however, an increase in the valuation allowance on deferred tax assets of $42.0 million was recorded in 1999. As a result, no tax benefits were recorded in 1999 for operating losses or asset write-downs.

       Income tax expense increased in 1998 compared with 1997 due to an $84.6 million increase in the valuation allowance on U.S. and Canadian deferred tax assets. The increases in the valuation allowance in both 1999 and 1998 resulted from Battle Mountain's assessments that we would not be able to realize the increases in deferred tax assets during those years because adequate amounts of future net income and capital gains were not assured under the "more likely than not" criteria.

       Battle Mountain changed its policy in 1999 regarding the permanent reinvestment of earnings of Battle Mountain Canada and decided that it would repatriate unremitted earnings from Battle Mountain Canada to the extent that funds were not required to meet Battle Mountain Canada's needs. No deferred taxes were recorded at December 31, 1999 as a result of this policy change.

       In 1997, certain events caused a revision in Battle Mountain's policy related to the unremitted earnings of Battle Mountain Canada. Battle Mountain sold the interest in Niugini Mining to Battle Mountain Canada in 1997 and the proceeds from the sale were expected to be sufficient to meet the operating needs in the U.S. in the near future. Accordingly, management no longer expected to remit to the U.S. any accumulated or future Canadian earnings generated by Battle Mountain Canada. The income expected to be derived from the reinvestment of the sale proceeds from the Niugini Mining sale into U.S. projects led management in 1997 to project U.S. taxable income in future years sufficient to recognize a portion of net operating loss carryforwards in the United States.

       As a result of the above, a $16.4 million income tax benefit was recorded in 1997, representing the release of $11.0 million of deferred tax asset valuation allowances related to U.S. net operating losses and $5.4 million of Canadian withholding tax liabilities previously recorded. Battle Mountain also recognized the tax benefit of net operating loss carryforwards in the amount of $7.2 million in 1997 because of revised projections of future taxable income at certain subsidiaries.

       Mining taxes decreased each year as a result of lower levels of Canadian mining income.

       Net operating loss carryforwards will expire beginning 2007 as follows:
$13.9 million, $23.4 million, $16.9 million and $7.3 million in the years 2007 through 2010, respectively, $19.2 million in 2012, $8.5 million in 2018 and $16.7 million in 2019.

OTHER

         MARKET RISK. Battle Mountain's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank gold sales, purchases and lending, currency valuations, investor sentiment and production levels. While Battle Mountain is a low-cost gold producer, a sustained period of low gold prices would have a material adverse effect on results of operations, financial position and cash flows.

         FOREIGN CURRENCY RISK. Battle Mountain has operations in Canada, Bolivia, Australia and the United States. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost structures of the Canadian and Australian operations are primarily Canadian and Australian dollar denominated, and accordingly, these affiliates' functional currencies are the Canadian dollar and the Australian dollar, respectively. As such, Battle Mountain is exposed to foreign currency risk at those locations to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar. The potential foreign currency exchange gain or loss in earnings from a hypothetical 10% change in the 1999 year-end exchange rates of the Canadian and Australian dollar is approximately $11.8 million in the aggregate. Similar exchange rate gains or losses of other subsidiaries are immaterial since those companies' functional currencies are the U.S. dollar and immaterial balances are maintained in local currencies.

         The Canadian and Australian subsidiaries also have U.S. dollar denominated intercompany debt that totaled $85.4 million in the aggregate at December 31, 1999. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The potential foreign currency exchange gain or loss in non-cash earnings from a hypothetical 10% change in each of the respective December 31, 1999 exchange rates on these intercompany balances is $8.3 million in the aggregate.

         At December 31, 1999, Battle Mountain Canada also had outstanding $104.4 million of U.S. dollar denominated bank borrowings. The potential foreign currency translation gain or loss in non-cash earnings from a hypothetical 10% change in the December 31, 1999 Canadian dollar exchange rate is approximately $10.2 million.

         The investment in Niugini Mining, comprised of its investment in Lihir, was classified as an asset held for sale. The carrying value of this asset is adjusted for any impacts resulting from changes in the market value of Lihir common stock and Australian currency exchange rates. The potential non-cash effect on comprehensive income from a hypothetical 10% change in the exchange rate used in the December 31, 1999 valuation of this asset is approximately $6.3 million.

         INTEREST RATE RISK. Approximately $104.4 million of long-term debt outstanding at December 31, 1999, including current portions, is variable interest rate based. The potential increase or decrease in interest expense from a hypothetical one percent change in the December 31, 1999 interest rates in effect for this debt is approximately $1.0 million.

         EQUITY RISK. The potential non-cash effect on comprehensive income from a hypothetical 10% change in the market value of the Lihir common stock at December 31, 1999 is approximately $6.3 million.

         DERIVATIVE FINANCIAL INSTRUMENTS. During the third quarter of 1999, Battle Mountain modified its hedging policy. The purpose of the current hedging policy is to reduce exposure to fluctuating commodity prices and currency exchange rates. The hedging policy allows the use of various derivative financial instruments, including forward sales contracts and options. Battle Mountain does not use derivative financial instruments for trading purposes.

        Gold contracts outstanding at December 31, 1999 were as follows:

                                                                                               Total or
                                                2000       2001        2002       2003         Average
                                                ----       ----        ----       ----         -------
       Written call options:
            Ounces                             87,500     87,500      87,500     87,500       350,000
            Average price per ounce              $349       $349        $349       $349          $349

       Purchased put options:
            Ounces                             87,500     87,500      87,500     87,500       350,000
            Average price per ounce              $293       $293        $293       $293          $293

       Forwards:
            Ounces                             25,000     25,000      25,000     25,000       100,000
            Average price per ounce              $312       $312        $312       $312          $312

         No material option contracts were delivered against or financially settled during 1999, 1998 or 1997, and there are no margin requirements related to any of the currently existing contracts. The estimated fair value of the written call options and purchased put options outstanding at December 31, 1999, net, was $(0.3) million. The estimated fair value of the forwards outstanding at December 31, 1999 was $(0.5) million. These estimated fair values were determined from a third-party model.

         As part of its overall financial planning, pursuant to pricing provisions as set forth in certain customer forward sales contracts outstanding as of December 31, 1999, Battle Mountain Canada had committed to deliver 198,000 ounces of gold valued at approximately $55.2 million at an average price of $279 per ounce. This gold was on deposit at a refinery or leased to third parties. All such contracts mature by March 31, 2000. From time to time, Battle Mountain Canada also enters into gold leasing transactions prior to delivery of gold held in inventory related to these commitments. Battle Mountain, at times, is a party to these leasing transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had outstanding lease contracts with Battle Mountain for 108,000 ounces of gold at December 31, 1999.

         Battle Mountain may be exposed to certain credit-related losses in the event of nonperformance by the counterparties to hedged agreements, generally by the amount by which the contract price exceeds the spot price of a commodity. Attempts to minimize credit exposure are made by limiting counterparties to major financial institutions that meet specific credit rating standards. Collateral is not required from counterparties. Management believes that the risk of incurring significant credit-related losses is remote.

         INFLATION AND CHANGING PRICES. Gold production costs and corporate expenses are subject to normal inflationary pressures, which to date have not had a significant impact on results of operations.

         FOREIGN OPERATIONS. All revenues generated during 1999 were from mining operations outside the United States, while assets attributable to those operations were approximately $308.6 million at December 31, 1999. As a result, Battle Mountain is exposed to risks normally associated with operations located outside the United States, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

         Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation that could affect the conduct or profitability of those operations.

         ENVIRONMENTAL MATTERS. All of Battle Mountain's mining and processing operations are subject to reclamation and closure requirements. Such requirements are monitored and cost estimates are prepared to meet the legal and regulatory requirements of the various jurisdictions in which business is conducted are periodically revised. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated cost of the ultimate reclamation and closure of the mine is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. Battle Mountain believes that these policies and practices adequately address reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the above mentioned obligations to be incurred is uncertain, these future costs, including severance costs and remediation costs, are estimated to be approximately $53.2 million, of which $35.1 million had been accrued at December 31, 1999. Approximately $5.6 million of these costs are recorded as current liabilities.

         As part of closure and reclamation efforts with respect to the San Luis mine in Colorado, which ceased operations in November 1996, Battle Mountain voluntarily partially backfilled the San Luis West Pit. As water percolates through the oxidized backfilled rock, the water contacts and solubilizes certain naturally occurring oxidation by-products which have been identified at elevated levels at monitoring sites located within and downgradient of the West Pit. An Independent Ecological Risk Assessment has been performed which indicates that the elevated levels of these constituents do not pose a risk to human health or the environment.

         On August 20, 1999 the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation has occurred. The Notice requires Battle Mountain to take a number of steps that the Department of Public Health asserts to be necessary to attain compliance with the Water Quality Control Act. These steps include the submittal of a permit application, a monitoring plan and a response plan. Battle Mountain has made all submittals required by the Notice and has commenced extensive response activities. On October 8, 1999, the Department of Public Health issued an Amendment to the Notice. The Amendment authorized the operation of a water treatment facility and the discharge of treated water. Battle Mountain has commenced treatment and discharge operations.

         It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities regarding the San Luis property. These actions could include seeking injunctive relief, mandating the posting of financial assurance, requiring further on-site response actions and/or the imposition of monetary penalties.

         An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 to address technical long-term water quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

         Battle Mountain has investigated the infiltration of liquids from the tailings facility at the Battle Mountain Complex into the groundwater. This facility is of an earthen design and construction, which was in keeping with accepted engineering and environmental control practices at the time it was constructed. Pursuant to the state-issued water pollution control permit, Battle Mountain has conducted a groundwater investigation regarding the tailings area and based upon the investigation has prepared and submitted an evaluation of mitigation alternatives for the groundwater. It is expected that the affected groundwater will be utilized in connection with Battle Mountain's proposed Phoenix operations. In the interim, a state approved groundwater pump-back system has been implemented. Also, pursuant to work plans developed under the state issued water pollution control permit covering the site, Battle Mountain has investigated certain low quality stormwater run-off in adjacent highly mineralized areas, and based upon these investigations, has designed and obtained state approvals to install a system to collect and use, evaporate or treat this water. Residual localized contamination in the groundwater in these areas will be addressed pursuant to groundwater site characterization and closure activities discussed immediately below.

         Battle Mountain is currently conducting further site characterization studies for the Battle Mountain Complex area and is communicating with the Nevada Division of Environmental Protection to determine the ultimate reclamation and closure requirements. Site characterization results or the imposition by regulatory authorities of unanticipated reclamation and closure standards could substantially increase future reclamation and closure requirements and expenditures.

         Bolivia first enacted federal environmental legislation in 1992 and the promulgation of general environmental regulations followed in December 1995. The regulations require obtaining environmental licenses for both existing and new operations, establish air and water quality discharge standards, establish standards for the management of solid and hazardous wastes, provide procedures and schedules for existing operations to come into compliance, and require the preparation of environmental impact studies in some instances. Pursuant to these regulations, Inti Raymi prepared an Environmental Statement as an application for an environmental license for the Kori Kollo mine and submitted such to the government in July 1997. Battle Mountain received final approval of the environmental license for the Kori Kollo Mine in March 1999.

         In August 1997, new regulations, the Environmental Regulations for Mining Activities, were promulgated. These regulations contain a set of general technical and regulatory standards and norms for environmental management within the mining industry. In addition, the government is continuing to develop specific technical standards for the mining industry. Under the transitory provisions of the

Environmental Regulations for Mining Activities, we will have eighteen (18) months from the date of approval of its environmental license to submit a document which reflects compliance with the new regulations. The regulations promulgated in 1995 and 1997 contain environmental standards and requirements applicable to the Kori Kollo mine which, depending on how the regulations are implemented and interpreted, could require expenditures and changes in operations, resulting in a material adverse effect on financial condition, cash flows or results of operations. However, based on the evaluation of the data collected to date, and assuming reasonable interpretation and implementation of existing regulations and the reasonableness of the adoption of additional specific technical standards, Battle Mountain does not anticipate that compliance will have a material adverse effect on results of operations, financial condition or cash flows.

         PENDING ACCOUNTING STANDARDS. In June 1998, Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. Accounting Standard No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Battle Mountain is evaluating the impact that implementation of this standard may have on its consolidated results of operations, financial position and liquidity.

         YEAR 2000. The change from 1999 to the Year 2000 had no effect on Battle Mountain's ability to conduct business. No disruptions that were attributable to the Year 2000 occurred at any location nor did the date change have any visible affect on Battle Mountain's vendors and suppliers. Even though the date change has passed, monitoring of suppliers and systems will continue. While there were no interruptions immediately following the change to Year 2000, there is still the possibility of problems that may arise as a result of unused vendors or suppliers, infrequently used parts of the business system or periodic business processes not yet executed. Although no assurance can be given, Battle Mountain does not anticipate any material adverse effect regarding Year 2000 compliance on consolidated results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
I.   Battle Mountain Gold Company

        Report of Independent Accountants..................................................................     47

        Consolidated Statement of Operations...............................................................     48

        Consolidated Balance Sheet.........................................................................     49

        Consolidated Statement of Shareholders' Equity.....................................................     50

        Consolidated Statement of Cash Flows...............................................................     51

        Notes to Consolidated Financial Statements.........................................................     52

        Supplemental Financial Information (Unaudited).....................................................     72


II.  Lihir Gold Limited

        The financial statements of Lihir Gold Limited will be filed through an amendment to this
        Form 10-K within 180 days of December 31, 1999.


                        Report of Independent Accountants



To the Board of Directors and Shareholders of Battle Mountain Gold Company:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Battle Mountain Gold Company and its subsidiaries at December 31, 1999 and December 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Battle Mountain's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2, effective January 1, 1997, Battle Mountain changed its method of accounting for computing depreciation, depletion, and amortization related to its Bolivian subsidiary.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Houston, Texas
February 18, 2000, except for Note 8(a), as to which the date is March 22, 2000

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      YEARS ENDED DECEMBER 31
MILLIONS, EXCEPT PER SHARE AMOUNTS                                                1999            1998          1997
----------------------------------                                                ----            ----          ----

Sales (NOTE 13)                                                                $   228.2       $   276.6     $   344.9
                                                                                --------        --------      --------
Costs and Expenses
     Production costs                                                              151.5           163.3         234.3
     Depreciation, depletion and amortization                                       64.2            79.6          72.8
     Exploration, evaluation and other lease costs, net                             16.7            24.8          24.8
     Environmental remediation charge (NOTE 14)                                      9.5               -             -
     Asset write-downs (NOTE 7)                                                     35.9           194.9             -
     Loss related to assets held for sale, net (NOTE 4)                             46.6               -             -
     Merger expense (NOTE 3)                                                           -               -           2.7
     General and administrative expenses                                            14.1            14.1          13.6
                                                                                --------        --------      --------
         Total costs and expenses                                                  338.5           476.7         348.2
                                                                                --------        --------      --------
Operating Loss                                                                    (110.3)         (200.1)         (3.3)
     Interest expense                                                              (15.1)          (17.8)        (13.9)
     Interest income                                                                 4.1            10.7           6.0
     Foreign currency exchange gain (loss), net                                      8.2           (12.4)         (7.8)
     Equity in income (losses) of Lihir (NOTE 4)                                       -            (7.9)          0.2
     Minority interest in net loss (income)                                          1.5            (0.5)         (2.3)
     Capitalized interest (NOTE 4)                                                     -               -           4.5
     Other income (expense), net                                                    (0.4)            0.5           0.8
                                                                                --------        --------      --------
Loss Before Income Taxes                                                          (112.0)         (227.5)        (15.8)
     Income tax benefit (expense) (NOTE 10)                                         (7.6)           (7.8)         17.4
     Mining tax benefit (expense) (NOTE 10)                                          0.2            (6.0)         (6.7)
                                                                                --------        --------      --------
Loss Before Cumulative Effect of Accounting Change                                (119.4)         (241.3)         (5.1)
     Cumulative effect of accounting change, net (NOTE 2)                              -               -          (3.7)
                                                                                --------        --------      --------
Net Loss                                                                          (119.4)         (241.3)         (8.8)
     Preferred dividends (NOTE 9)                                                    7.5             7.5           7.5
                                                                                --------        --------      --------
Net Loss to Common Shares                                                      $  (126.9)      $  (248.8)    $   (16.3)
                                                                                ========        ========      ========
Basic and Diluted Loss per Common Share
     Before cumulative effect of accounting change                             $   (0.55)      $   (1.08)    $    (.05)
     Accounting change                                                                 -               -          (.02)
                                                                                --------        --------      --------
     Total                                                                     $   (0.55)      $   (1.08)    $    (.07)
                                                                                ========        ========      ========

Dividends per Common Share                                                     $       -       $     .05     $     .05

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                                        229.9           229.8         229.7



     The accompanying notes are an integral part of these financial statements.

                                           BATTLE MOUNTAIN GOLD COMPANY
                                            CONSOLIDATED BALANCE SHEET

                                                                                              DECEMBER 31

MILLIONS EXCEPT PER SHARE AMOUNTS                                                    1999                  1998
---------------------------------                                                    ----                  ----
ASSETS
Current assets
   Cash and cash equivalents                                                     $     36.3            $    147.6
   Restricted cash                                                                      -                     7.7
   Accounts and notes receivable, net (NOTE 1)                                         12.9                  13.8
   Product inventories                                                                  8.6                   8.9
   Materials and supplies, net (NOTE 1)                                                22.3                  23.4
   Assets held for sale (NOTE 4)                                                       61.7                 108.3
   Other current assets                                                                 7.9                   2.7
                                                                                  ---------             ---------
      Total current assets                                                            149.7                 312.4

Investments (NOTE 5)                                                                   10.6                  19.4
Restricted cash (NOTE 8)                                                               40.0                   -
Property, plant and equipment, net (NOTES 6 AND 7)                                    299.6                 341.9
Other assets (NOTE 10)                                                                  6.7                  20.4
                                                                                  ---------             ---------
Total Assets                                                                     $    506.6            $    694.1
                                                                                  =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings (NOTE 8)                                                $      -              $     14.9
   Current maturities of long-term debt (NOTE 8)                                        2.6                  37.0
   Debt due upon disposal of assets held for sale (NOTE 8)                             30.0                   -
   Accounts payable                                                                    15.9                  14.3
   Income and mining taxes payable (NOTE 10)                                           16.6                  23.9
   Interest payable                                                                     6.4                   1.5
   Salaries, wages and benefits payable                                                 5.4                   3.1
   Other current liabilities (NOTE 14)                                                  9.2                   8.3
                                                                                  ---------             ---------
      Total current liabilities                                                        86.1                 103.0

Long-term debt (NOTE 8)                                                               176.8                 203.6
Deferred income and mining taxes (NOTE 10)                                             64.5                  72.0
Deferred mine reclamation and closure costs (NOTE 14)                                  29.5                  25.3
Other liabilities                                                                      25.0                  24.8
                                                                                  ---------             ---------
      Total Liabilities                                                               381.9                 428.7
                                                                                  ---------             ---------

Minority interest                                                                       6.0                  17.7
                                                                                  ---------             ---------

Commitments and contingencies (NOTE 14)                                                 -                     -

Shareholders' equity (NOTE 9)
   Convertible preferred stock, $1.00 par value:
        Authorized - 50.0 million shares; issued and outstanding -
        2.3 million shares (1999 and 1998)                                            110.6                 110.6
   Common stock, $.10 par value:
        Authorized - 500.0 million shares; issued and outstanding -
        229.9 million shares (1999) and 229.8 million shares (1998)                    13.2                  12.9
   Additional paid-in capital                                                         343.8                 344.0
   Accumulated deficit                                                               (327.4)               (200.5)
   Accumulated other comprehensive loss                                               (21.5)                (19.3)
                                                                                  ---------             ---------
      Total Shareholders' Equity                                                      118.7                 247.7
                                                                                  ---------             ---------
Total Liabilities and Shareholders' Equity                                       $    506.6            $    694.1
                                                                                  =========             =========


     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                       Retained       Accumulated
                                                                        Additional     Earnings         Other          Total
                                            Preferred       Common       Paid-in     (Accumulated    Comprehensive  Shareholders'
                                              Stock         Stock        Capital       Deficit)      Income (Loss)     Equity
                                              -----         -----        -------       --------      -------------     ------
MILLIONS
--------
DECEMBER 31, 1996                           $  110.6       $  11.3      $  344.2       $   87.6       $ (15.4)      $  538.3

    Net loss                                     -             -             -             (8.8)          -             (8.8)
    Currency translation adjustments             -             -             -              -            (5.6)          (5.6)
                                                                                                                       -----
       Total comprehensive loss                                                                                        (14.4)
    Shares issued                                -             -             1.1            -             -              1.1
    Shares exchanged                             -             1.0          (1.0)           -             -              -
    Common stock dividends                       -             -             -            (11.5)          -            (11.5)
    Preferred stock dividends                    -             -             -             (7.5)          -             (7.5)
                                            --------------------------------------------------------------------------------

DECEMBER 31, 1997                              110.6          12.3         344.3           59.8         (21.0)         506.0

    Net loss                                     -             -             -           (241.3)          -           (241.3)
    Currency translation adjustments             -             -             -              -             1.7            1.7
                                                                                                                       -----
       Total comprehensive loss                                                                                       (239.6)
    Shares issued                                -             -             0.3            -             -              0.3
    Shares exchanged                             -             0.6          (0.6)           -             -              -
    Common stock dividends                       -             -             -            (11.5)          -            (11.5)
    Preferred stock dividends                    -             -             -             (7.5)          -             (7.5)
                                            --------------------------------------------------------------------------------

DECEMBER 31, 1998                              110.6          12.9         344.0         (200.5)        (19.3)         247.7

    Net loss                                     -             -             -           (119.4)          -           (119.4)
    Currency translation adjustments             -             -             -              -            (2.2)          (2.2)
                                                                                                                       -----
       Total comprehensive loss                                                                                       (121.6)
    Shares issued                                -             -             0.1            -             -              0.1
    Shares exchanged                             -             0.3          (0.3)           -             -              -
    Preferred stock dividends                    -             -             -             (7.5)          -             (7.5)
                                            --------------------------------------------------------------------------------

DECEMBER 31, 1999                           $  110.6       $  13.2      $  343.8       $ (327.4)      $ (21.5)      $  118.7
                                            ================================================================================



     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        YEARS ENDED DECEMBER 31

MILLIONS                                                                           1999           1998            1997
--------                                                                         --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (119.4)      $ (241.3)       $   (8.8)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Depreciation, depletion and amortization                                          64.2           79.6            72.8
   Environmental remediation charges                                                  9.5            -               -
   Asset write-downs                                                                 35.9          194.9             -
   Loss related to assets held for sale                                              46.6            -               -
   Deferred income and mining taxes                                                   2.1           (7.1)          (33.8)
   Foreign currency exchange loss (gain), net                                        (8.2)          12.4             7.8
   Equity in losses (income) of Lihir                                                 -              7.9            (0.2)
   Minority interest in net income (loss)                                            (1.5)           0.5             2.3
   Cumulative effect of accounting change, net                                        -              -               3.7
   Increase (decrease) in accrued reclamation costs                                  (2.5)           0.6             4.6
   Change in working capital accounts, net (NOTE 16)                                  2.1           21.4             7.6
   Other, net                                                                        (0.7)          13.9             5.2
                                                                                 --------       --------        --------
Net Cash Flows Provided by Operating Activities                                      28.1           82.8            61.2
                                                                                 --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (49.3)         (46.5)          (62.4)
   Crown Butte liquidating dividend to minority shareholders                        (11.0)           -               -
   Proceeds from sales of assets                                                     11.9            2.0             4.7
   New World settlement, net                                                          -             34.9             -
   Investment in Lihir Gold Limited                                                   -            (11.5)            -
   Effects on cash of deconsolidation of Niugini Mining (NOTE 4)                      -            (49.6)            -
   Other, net                                                                        (0.1)          (3.4)           (5.3)
                                                                                 --------       --------        --------
Net Cash Flows Used in Investing Activities                                         (48.5)         (74.1)          (63.0)
                                                                                 --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash proceeds from borrowings                                                      -              -             156.7
   Debt repayments                                                                  (31.2)         (44.3)          (24.5)
   Increase (decrease) in short-term borrowings                                     (14.9)           9.9           (16.9)
   Cash dividend payments                                                            (7.5)         (19.0)          (18.9)
   Decrease (increase) in restricted cash                                           (31.7)          10.2            (3.3)
   Other, net                                                                         0.2           (0.5)            0.7
                                                                                 --------       --------        --------
Net Cash Flows Provided by (Used in) Financing Activities                           (85.1)         (43.7)           93.8
                                                                                 --------       --------        --------
Effect of Exchange Rate Changes on Cash                                              (5.8)          (2.4)           (1.0)
                                                                                 --------       --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                               (111.3)         (37.4)           91.0
Cash and cash equivalents at beginning of year                                      147.6          185.0            94.0
                                                                                 --------       --------        --------

Cash and Cash Equivalents at End of Year                                         $   36.3       $  147.6        $  185.0
                                                                                 ========       ========        ========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Index
           1.    Accounting Policies Summary...................................................  52
           2.    Change in Accounting Method...................................................  55
           3.    Merger........................................................................  56
           4.    Niugini Mining and Lihir Gold Limited.........................................  56
           5.    Investments...................................................................  56
           6.    Property, Plant and Equipment.................................................  57
           7.    Asset Write-downs.............................................................  57
           8.    Debt..........................................................................  58
           9.    Shareholders' Equity..........................................................  59
          10.    Income and Mining Taxes.......................................................  60
          11.    Common Stock and Stock Options................................................  62
          12.    Benefit Plans.................................................................  63
          13.    Geographic and Segment Information............................................  66
          14.    Commitments and Contingencies.................................................  67
          15.    Derivative Financial Instruments..............................................  69
          16.    Supplemental Cash Flow Information............................................  70
          17.    Fair Value of Financial Instruments...........................................  70
          18.    Summarized Financial Information..............................................  71

Note 1.  ACCOUNTING POLICIES SUMMARY

         NATURE OF OPERATIONS. Battle Mountain Gold Company and its subsidiaries (collectively "Battle Mountain") are engaged in the gold mining business in the United States, Canada, Bolivia and Australia, and in the exploration and evaluation of precious metals properties, primarily in Latin America, Australia, Canada and the United States. Battle Mountain Gold Company was incorporated in Nevada in 1985.

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Battle Mountain Gold Company and its wholly-owned and majority-owned subsidiaries, with the exception of Niugini Mining Limited. Battle Mountain classified its investment in Niugini Mining as an asset held for sale effective December 31, 1998. Accordingly, only the consolidated statements of operations and cash flows for 1998 and 1997 include the accounts of Niugini Mining.

         All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Consistent with accepted mining industry practices, interests in unincorporated mining joint ventures are reported using the proportionate consolidation method whereby Battle Mountain reports its proportionate share of assets, liabilities, revenue and expenses. Certain amounts for prior years have been reclassified in the consolidated financial statements to conform with the current presentation.

         ESTIMATES, RISKS AND UNCERTAINTIES. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements. The more significant areas requiring the use of estimates relate to mineral reserves, reclamation and environmental obligations, postretirement and other employee benefit liabilities, valuation allowances for deferred tax assets, fair values of financial instruments and recoverability of long-lived assets. While management believes that the estimates used are reasonable, actual results could differ from these estimates.

         Realization of Battle Mountain's assets is subject to various risks including permitting of Battle Mountain's new mines, reserves estimation, gold prices and environmental factors.

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

         ACCOUNTS RECEIVABLE. Accounts receivable at December 31, 1999 and 1998 included other receivables of approximately $3.7 million and $7.2 million, respectively, relating to Value Added Tax credits and import duty receivables. The December 31, 1999 balance is net of a $1.1 million allowance for non-recoverable amounts that was established in 1999.

         INVENTORIES. Generally, product inventories, consisting of gold and silver, are reported at the lower of cost or net realizable value using the first-in, first-out method. Gold produced by Battle Mountain's Golden Giant mine is valued at estimated net realizable value when it reaches a saleable form. Inventories of materials and supplies are valued at the lower of average cost or estimated net realizable value. The December 31, 1999 amount presented is net of reserves for obsolescence of $2.8 million that were established in 1999.

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

         INVESTMENTS. Investments in which Battle Mountain owns a 20% to 50% interest or has the ability to exercise significant influence are accounted for using the equity method. Other investments in non-marketable securities of companies in which Battle Mountain owns less than a 20% interest and does not have the ability to exercise significant influence are recorded at cost. Investments in equity securities that have readily determinable fair values are classified as available for sale. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income. For all investments, unrealized losses that are other than temporary are recognized in net income. Realized gains and losses are determined on the specific identification method and are included in net income.

         EXPLORATION AND EVALUATION EXPENDITURES. All exploration and pre-development evaluation expenditures are expensed as incurred.

         CAPITALIZATION OF INTEREST. Interest costs incurred to finance projects are capitalized until those projects commence commercial production.

         RECLAMATION AND CLOSURE COSTS. Estimated expenditures for future reclamation, remediation and closure costs of operating sites are accrued on a units-of-production basis over the estimated lives of the respective mines and are included in production costs.

         REMEDIATION COSTS. Remediation liabilities are expensed upon the determination that a liability has been incurred and where the minimum cost or reasonable estimate of the cost can be determined.

         INCOME AND MINING TAXES. Battle Mountain follows the asset and liability method of accounting for income taxes. The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on current tax laws. Deferred income taxes are established for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. Mining taxes primarily represent Canadian taxes levied on Canadian mining operations.

         Deferred income taxes have not been provided on Battle Mountain's share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because Battle Mountain considers such earnings to be reinvested indefinitely in whole or in part. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to limitations, could generate tax credits that would reduce any U.S. tax.

         STOCK-BASED COMPENSATION. Employee stock-based compensation costs are accounted for using the intrinsic value method. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is followed in accounting for non-employee stock-based compensation.

         CURRENCY TRANSLATION. Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in Accounting Standard No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects of remeasurement are recorded as other comprehensive income in the consolidated statement of shareholders' equity. For foreign subsidiaries with U.S. dollar functional currency, the effects of remeasurement are included in income. Exchange rate related gains and losses arising from transactions denominated in a foreign currency are translated at average exchange rates and are included in income.

         EARNINGS PER SHARE. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, including the Battle Mountain Canada Ltd. Exchangeable Shares. Diluted earnings per share also gives effect to the impact convertible securities, such as preferred stock and common stock options, if dilutive, would have on net income/loss and the average common shares outstanding if converted at the beginning of the year. Battle Mountain's outstanding common stock options (see Note 11), convertible debentures (see Note 8) and convertible preferred stock (see Note 9) were anti-dilutive and therefore were not included in the calculations of basic and diluted loss per share amounts in 1999, 1998 and 1997.

         ISSUANCE OF STOCK BY SUBSIDIARIES. The issuance of stock by subsidiaries is accounted for as a capital transaction in the consolidated financial statements.

         DERIVATIVE FINANCIAL INSTRUMENTS. In the normal course of business, derivative financial instruments may be used to reduce commodity price, foreign currency exchange rate, interest rate and other economic risks. Derivative financial instruments are not held or issued for trading purposes.

         Gains, losses and expenses related to contracts for the sales of produced metals are netted against revenue when the hedged production is sold. Put and call options may also be purchased and/or sold. Currently, call options do not qualify for deferral accounting and, accordingly, are marked to market. Battle Mountain may also enter into offsetting written call options and purchased put options ("collars") which do qualify for deferral accounting. Accordingly, the premiums paid or received related to collars are netted against or added to revenue in the period of expiry.

         Premiums paid for purchased interest rate caps are amortized as interest expense over the terms of the interest rate cap agreement. Unamortized premiums are included in other assets in the consolidated balance sheet. Gains and losses under cap agreements are recorded as a reduction of or increase in interest expense.

         Gains and losses on transactions involving foreign exchange contracts designated as hedges of existing assets and liabilities are deferred as exchange rates change and are recognized in income as foreign currency exchange gains and losses when the underlying transactions are realized. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are deferred as exchange rates change and are recognized in shareholders' equity as other comprehensive income when the underlying transactions are realized. Amortization of the discount or premium on such contracts is recognized in shareholders' equity as other comprehensive income over the life of the contract.

         ACCOUNTING STANDARDS AND STATEMENTS. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Cost of Start-up Activities". This statement requires that costs of start-up activities be expensed as incurred, and also requires retroactive application of the statement. Battle Mountain adopted this statement as required on January 1, 1999. The adoption of this statement had no impact on results of operations, financial position or cash flows.

         In June 1998, Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. Accounting Standard No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Battle Mountain is evaluating the impact that implementation of this standard may have on consolidated results of operations, financial position and liquidity.

Note 2.  CHANGE IN ACCOUNTING METHOD

         Effective January 1, 1997, Empresa Minera Inti Raymi S.A., an 88%-owned Bolivian gold mining subsidiary, changed its method of calculating DD&A of mining properties and certain related assets at the Kori Kollo mine. Under the newly adopted method, Inti Raymi calculates units-of-production DD&A on an ounces-produced basis and applies such DD&A rate to the total estimated development costs to be incurred throughout the mine life of Kori Kollo. Battle Mountain correspondingly changed its method of amortizing the premium associated with its investment in Inti Raymi to an ounces-sold basis. Previously, both such DD&A calculations were based on a tonnes-milled rate applied to the capital costs incurred to date.

         Both DD&A methods are acceptable accounting practice. However, management considers the current method preferable because, in their opinion, it more accurately matches mining revenues with associated expenses and it conforms to more prevalent industry practice.

         The cumulative effect of this accounting change, net of minority interests of $0.5 million and income tax of $0.5 million, for periods ending prior to January 1, 1997, was a decrease in net income of $3.7 million, or $.02 per common share, which was recognized in the first quarter of 1997.

Note 3.  MERGER

         Battle Mountain combined with Hemlo Gold Mines, Inc., now known as Battle Mountain Canada Ltd., through a merger in 1996 which resulted in Battle Mountain Canada becoming a wholly-owned subsidiary. Pursuant to the combination agreement, each holder of Hemlo Gold common shares received 1.48 Exchangeable Shares of Battle Mountain Canada for each share held (see Note
9). The combination was accounted for under the pooling of interests method. Merger-related costs of $2.7 million were expensed in 1997.

Note 4.  NIUGINI MINING AND LIHIR GOLD LIMITED

         On October 6, 1999, Niugini Mining and Lihir Gold Limited announced a proposed scheme of arrangement under which Lihir would merge with Niugini Mining. The merger was effective February 2, 2000. Lihir owns and operates a mine in Papua New Guinea. Niugini Mining shareholders received one share of Lihir for each share of Lihir held, together with one additional share of Lihir for each A$1.45 of Niugini Mining's net cash balance of $54.6 million at the effective date of the transaction. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. Battle Mountain has agreed to not sell on market the Lihir shares for a 90-day period and will classify them as current marketable securities in the consolidated balance sheet. Battle Mountain, through its investment in Niugini Mining, held a 7.52% and an 8.65% equity interest in Lihir at December 31, 1999 and 1998, respectively.

         In conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million. In December 1998, Battle Mountain decided to pursue options for disposing of its interest in Niugini Mining and classified the $108.3 million investment in Niugini Mining as an asset held for sale. Accordingly, the accounts of Niugini Mining were deconsolidated from the December 31, 1998 consolidated balance sheet. Niugini Mining's interest in Lihir was accounted for using the equity method of accounting in 1998 and 1997 due to its ability to exercise significant influence.

         Battle Mountain recorded a $46.6 million loss in 1999, of which $33.3 million was recorded in the fourth quarter of 1999, related to its investment in Niugini Mining as a result of a decrease in the market value of the Lihir stock held by Niugini Mining. The estimated fair value of the investment in Niugini Mining at December 31, 1999 was determined to be the quoted market price of the Lihir shares to be held by Battle Mountain upon the effective date of the merger. See also Note 7 for discussion of the 1998 impairment write-down of Battle Mountain's investment in Niugini Mining.

         The carrying value, net of accumulated amortization, attributed to Battle Mountain's proportionate share of Niugini Mining's investment in Lihir exceeded its proportionate share of Niugini Mining's historical cost basis in Lihir by $54.0 million and $139.1 million at December 31, 1998 and 1997, respectively. Such excess was being amortized against Battle Mountain's share of earnings of Lihir using the units-sold method based on the estimated recoverable ounces attributable to the Lihir mine. Amortization of this excess cost totaled $6.7 million in 1998 and $1.9 million in 1997. Interest costs of $4.5 million were capitalized in 1997 in connection with Battle Mountain's investment in Lihir. No interest costs were capitalized in 1999 or 1998.

Note 5.  INVESTMENTS

         Battle Mountain's long-term investments as of December 31 included the following:

         MILLIONS                                                           1999            1998
         --------                                                         -------          -------
         First Toronto Investments Limited                                $   -            $   9.8
         Cash surrender value of life insurance, net                          8.3              7.6
         Other                                                                2.3              2.0
                                                                          -------          -------
         Total                                                            $  10.6          $  19.4
                                                                          =======          =======

         Battle Mountain sold, at book value, its investment in First Toronto Investments Limited for $10.2 million in the third quarter of 1999. First Toronto is associated with Noranda, Inc., a Canadian natural resource company which owns approximately 28% of Battle Mountain's outstanding common shares. Battle Mountain's investment in First Toronto represented approximately 2% of First Toronto shares. In August 1998, Battle Mountain closed the sale of the New World project and received cash proceeds, net of related disbursements, of $34.9 million. Battle Mountain recorded an estimated $0.8 million loss on the sale of the New World project in 1997.

Note 6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31 consisted of the following:


         MILLIONS                                                           1999             1998
         --------                                                          -------          -------
         Mining, milling and other equipment                               $ 410.8          $ 424.4
         Leasehold and mine development                                      391.9            382.8
         Other                                                                22.0             22.9
                                                                           -------          -------
             Gross property, plant and equipment                             824.7            830.1
         Accumulated depreciation, depletion and amortization               (525.1)          (488.2)
                                                                           -------          -------
             Net property, plant and equipment                             $ 299.6          $ 341.9
                                                                           =======          =======

         See Note 7 for a discussion of 1999 and 1998 impairment write-downs of property, plant and equipment.

         Prior to 1999, Battle Mountain's proportionate share of the Inti Raymi Kori Kollo and Llallagua gold deposits exceeded Inti Raymi's historical cost basis in these deposits. This excess was capitalized to property, plant and equipment and was being amortized using the units-sold method based on the deposits' estimated recoverable reserves. Amortization of the excess cost amounted to $13.6 million in 1998 and $13.0 million in 1997. In December 1998, the remaining $45.6 million unamortized balance was written off as a result of an impairment write-down.

Note 7. ASSET WRITE-DOWNS

         Battle Mountain's liquidity and cash flows from operations are highly sensitive to the price of gold. In assessing the recoverability of long-lived assets, management has used a gold price of $300 per ounce for 2000 and 2001, and $325 per ounce thereafter. Because of the recent volatility of gold prices and how it effects Battle Mountain's financial condition, a deterioration of gold prices may negatively impact short-term liquidity, the ability to recover the investments in long-lived assets, resulting in possible further asset write-downs, and impact our ability to raise additional capital for long-term development projects.

         Asset write-downs of $35.9 million were recorded in the fourth quarter of 1999 representing the remaining carrying value of the Crown Jewel project. The write-downs were recorded due to current permitting uncertainties resulting from a January 19, 2000 Washington Pollution Control Hearings Board decision that reversed Crown Jewel's water rights permits and vacated its Clean Water Act certification.

         The following impairment write-downs were recorded in the fourth quarter of 1998 as a result of continued low gold prices: investment in Niugini Mining, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. In addition, $3.9 million of write-downs were recorded related to certain other plant assets, uncollectable receivables and capitalized land and lease costs. The estimated fair value of the investment in Niugini Mining at December 31, 1998 was determined to be the quoted market price of the Lihir shares held by Niugini Mining plus Battle Mountain's share of residual Niugini Mining net assets, primarily cash. Discounted net cash flows were used to measure the fair value of the other mine assets mentioned above.

Note 8.  DEBT

         Battle Mountain had the following long-term debt outstanding as of December 31:


         MILLIONS                                                                      1999          1998
         --------                                                                    -------        -------
         Canadian Imperial Bank of Commerce loan, due 2003, variable rate            $ 104.4        $ 121.8
         Convertible subordinated debentures, due 2005, 6%                             100.0          100.0
         Inti Raymi Kori Kollo project financing loans, variable rates in 1998           5.0           18.4
         Other                                                                             -            0.4
                                                                                     -------        -------
             Total                                                                     209.4          240.6
         Less current portion of long-term debt                                         (2.6)         (37.0)
         Less debt due upon disposal of assets held for sale                           (30.0)             -
                                                                                     -------        -------
         Total long-term debt                                                        $ 176.8        $ 203.6
                                                                                     =======        =======

         (a) CANADIAN IMPERIAL BANK OF COMMERCE. The Canadian Imperial Bank of Commerce loan agreement was restructured effective October 1, 1999. Under the terms of the new agreement, the loan is segregated into three "tranches": a $40.0 million tranche due December 31, 2003 which will be repaid with the $40.0 million cash collateral account; a $30.0 million tranche due the earlier of the date of the receipt of cash from the sale of Battle Mountain's investment in Lihir or December 31, 2003; and a $34.4 million tranche payable in 14 equal quarterly installments beginning September 30, 2000. Since the investment in Niugini Mining was classified in current assets as an asset held for sale at December 31, 1999, the $30.0 million tranche is accordingly classified as a current liability. The weighted average interest rate for this loan was 7.1% at December 31, 1999.

         Under the terms of the agreement, a $40.0 million restricted cash collateral account was established and security interests in all current and future Battle Mountain Canada assets were granted. The loan agreement also requires Battle Mountain Canada to meet certain financial covenants which include maintenance covenants relating to the market value of the Lihir shares held by Battle Mountain, gold reserves and the present value of future cash flows from the Battle Mountain Canada mines, as well as certain restrictions on, among other things, cash transfers, expenditures, additional debt, liens and the disposition of assets. In March 2000, $10.0 million of the $30.0 million tranche was repaid because the market value of the Lihir shares declined to less than two times the Lihir-related tranche as required by the loan agreement. The market value of the Lihir shares could continue to decline, requiring additional principal payments in the near future.

         (b) OTHER. The convertible subordinated debentures are convertible into shares of Battle Mountain common stock at a conversion price of $20.625 per share, subject to an anti-dilution adjustment in certain circumstances. There are 4.8 million shares of common stock reserved for issuance upon conversion of these debentures. The debentures are redeemable at Battle Mountain's option at any time at par value plus accrued interest. There are no sinking fund requirements and interest is payable annually.

         In 1992, Inti Raymi established separate but coordinated term credit facilities with various international lending institutions for the development of its Kori Kollo mine in Bolivia. As of December 31, 1999, one credit facility remained outstanding. This $5.0 million, 11% interest-bearing convertible loan is payable on March 1, 2002 and is convertible at any time at the holder's option into a 3.98% ownership interest in Inti Raymi.

         Battle Mountain Canada established a C$5.0 million letter of credit line and a C$5.0 million operating credit line with a Canadian bank in 1999. At December 31, 1999, C$4.8 million was outstanding under the letter of credit line. Also in 1999, Battle Mountain canceled a $15.0 million uncommitted revolving credit facility with a European bank. There was $14.9 million outstanding under this facility at December 31, 1998. Interest rates were variable and the weighted average interest rate for borrowings under this facility was 7.8% in 1998 and 6.3% in 1997.

         Scheduled maturities of long-term debt for the years 2000 through 2003 are $2.6 million, $9.8 million, $14.8 million and $82.2 million, respectively, of which $40.0 million will be repaid with restricted cash. The $100.0 million subordinated debentures are due in a lump-sum payment in 2005.

Note 9.  SHAREHOLDERS' EQUITY

         See Note 8 for information regarding the number of shares of common stock reserved for issuance upon the conversion of Battle Mountain's outstanding convertible subordinated debentures.

         The Board of Directors is authorized to divide Battle Mountain's preferred stock into series. With respect to each series, the Board may determine the dividend rights, dividend rates, conversion rights and voting rights (which may be greater or less than the voting rights of the common stock). The Board may also determine the redemption rights and terms, liquidation preferences, sinking fund rights and terms, the number of shares constituting the series and the designation of each series. Two million shares of preferred stock are designated as Series A Junior Participating Preferred Stock for possible issuance upon the exercise of stock rights as described below.

         CONVERTIBLE PREFERRED STOCK. At December 31, 1999, 2.3 million shares of convertible preferred stock were outstanding with a liquidation preference of $50 per share, plus any accrued and unpaid dividends. Each share of preferred stock pays annual cumulative dividends of $3.25, is convertible at any time at the option of the holder into 4.762 shares of common stock and is redeemable at the option of Battle Mountain solely for shares of common stock. There are 11.0 million shares of common stock reserved for issuance upon conversion of the preferred stock.

         EXCHANGEABLE SHARES. In connection with the combination with Hemlo Gold, each holder of Hemlo Gold common stock received 1.48 Exchangeable Shares of Battle Mountain Canada in exchange for each share held. The Exchangeable Shares are exchangeable, at the option of the holder, for Battle Mountain common stock on a share-for-share basis. The Exchangeable Shares remain securities of Battle Mountain Canada and entitle their holders to dividend and other rights economically equivalent to that of Battle Mountain common stock and, through a voting trust, to vote at meetings of stockholders of Battle Mountain.

         STOCK RIGHTS. Each outstanding share of common stock, including the Exchangeable Shares, carries a right that entitles the holder to purchase 1/100 of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $60, subject to adjustment. The stock rights are not exercisable or transferable apart from the common stock until such time as a person or group acquires 20% of Battle Mountain or initiates a tender offer that will result in ownership of 30% of Battle Mountain; however, such exercise rights are not triggered solely by the acquisition by a single person of 20% or more of Battle Mountain common stock from Noranda or from the first person to whom Noranda sells such a block. In the event that Battle Mountain is merged and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquiror's common stock at a 50% discount. Under certain other circumstances, the rights can become rights to purchase Battle Mountain's common stock at a 50% discount. The rights may be redeemed by Battle Mountain for one cent per right at any time until 10 days following the first public announcement of a 20% acquisition of beneficial ownership of Battle Mountain common stock.

Note 10.  INCOME AND MINING TAXES

         Federal and foreign income and mining tax expense (benefit) consisted of the following:

         MILLIONS                                          1999           1998            1997
         --------                                          ----           ----            ----
         Current
            Canada                                        $ (3.4)        $ 19.1          $  21.8
            Other foreign                                    6.5            0.2              0.9
                                                          ------         ------          -------
                Total current                                3.1           19.3             22.7
                                                          ------         ------          -------
         Deferred
            United States - federal                         13.3            1.9            (14.6)
            Canada                                           0.8           (6.5)           (17.9)
            Other foreign                                   (9.8)          (0.9)            (0.9)
                                                          ------         ------          -------
                Total deferred                               4.3           (5.5)           (33.4)
                                                          ------         ------          -------
         Total income and mining tax
           expense (benefit)                              $  7.4         $ 13.8          $ (10.7)
                                                          ======         ======          =======

         Consolidated income before income taxes included losses from foreign operations of $51.7 million in 1999, $108.8 million in 1998 and income from foreign operations of $13.4 million in 1997.

         Deferred income tax assets and liabilities as of December 31, 1999 and 1998 related to the following:

               MILLIONS                                                                1999            1998
               --------                                                                ----            ----
               Deferred tax assets
                   Net operating loss carryforward                                   $   40.7       $   38.2
                   Alternative minimum tax credit carryforward                            0.8            0.8
                   Employee compensation and benefits accrued                             6.9            6.8
                   Foreign currency exchange rate losses                                  2.1            5.5
                   Property, plant and equipment                                         85.9           69.2
                   Accrued reclamation                                                    6.3            4.2
                   Other                                                                 25.4           16.8
                                                                                      -------        -------
                     Gross deferred income tax assets                                   168.1          141.5
                   Valuation allowance                                                 (143.4)        (101.4)
                                                                                      -------        -------
                     Net deferred income tax assets                                      24.7           40.1
                                                                                      -------        -------
               Deferred tax liabilities
                   Property, plant and equipment                                         62.2           71.8
                   Undistributed earnings of subsidiaries                                21.4           21.2
                   Other                                                                  2.0            5.8
                                                                                      -------        -------
                     Net deferred income tax liabilities                                 85.6           98.8
                                                                                      -------        -------
               Net deferred tax liability                                            $  (60.9)      $  (58.7)
                                                                                      =======        =======

         The net deferred tax liability at December 31, 1999 consisted of a net U.S. and Canadian deferred tax liability of $64.5 million and U.S. and other foreign tax assets of $3.6 million (included in other current assets). The net deferred tax liability of $58.7 million at December 31, 1998 consisted of net U.S. deferred tax assets of $13.3 million (included in other assets), a Canadian net deferred tax liability of $65.9 million and other foreign deferred withholding tax liabilities of $6.1 million. The net U.S. deferred tax asset at December 31, 1998 was the result of net operating loss carryforwards which management expected to realize as an offset against future taxable income.

         A reconciliation of income tax at the U.S. statutory rate to income tax expense follows:


           MILLIONS                                                      1999         1998         1997
           --------                                                      ----         ----         ----
           Income tax benefit based on statutory rate of 35%           $ (39.2)    $ (79.6)     $  (5.5)
           Increases (decreases) resulting from
                Foreign withholding tax, net                              (0.3)       (1.0)        (5.4)
                Canadian mining taxes                                      2.2         5.5          6.7
                Change in filing position regarding foreign
                  tax credits                                              -           -           46.7
                Undistributed losses (earnings) of foreign
                  subsidiaries not subject to income tax                  (0.7)        0.9          0.6
                Change in valuation allowance                             42.0        84.6        (52.7)
                Foreign tax rate differential                             (2.7)       (4.7)         2.0
                Change in alternative minimum tax credits                  -           -            3.8
                Adjustments to prior year accruals                         5.3         8.5         (8.1)
                Other, net                                                 0.8        (0.4)         1.2
                                                                        ------      ------       ------
           Income and mining tax expense (benefit)                     $   7.4     $  13.8      $ (10.7)
                                                                        ======      ======       ======

         During 1999, Battle Mountain increased its valuation allowance by $42.0 million. The increase resulted from Battle Mountain's assessment in 1999 that it would not be able to realize the increase in its deferred tax assets because adequate amounts of future net income and capital gains were not assured under the "more likely than not" criteria. As a result, there were no tax benefits recorded for the 1999 losses. The $143.4 million valuation allowance recorded at December 31, 1999 reduced gross deferred tax assets to management's best estimate of the assets that will ultimately be recognized. However, it is possible that the valuation allowance could be adjusted in the future as a result of changes in projected future taxable income in the United States, based on revised management assumptions and business plans.

         U.S. taxes have been provided on the undistributed earnings of subsidiaries and joint ventures, with the exception of Niugini Mining, which is in a cumulative loss position.

         Battle Mountain changed its policy in 1999 regarding the permanent reinvestment of earnings of Battle Mountain Canada and decided that it would repatriate unremitted earnings from Battle Mountain Canada to the extent that funds were not required to meet Battle Mountain Canada's needs. No deferred taxes were recorded at December 31, 1999 as a result of this policy change.

         Effective in the third quarter of 1997, certain events caused Battle Mountain to revise its policy related to the unremitted earnings of Battle Mountain Canada. In the third quarter of 1997, Battle Mountain sold its interest in Niugini Mining to Battle Mountain Canada. Proceeds from the sale were expected to be sufficient to meet future operating needs in the U.S. Accordingly, management no longer expected to remit to the U.S. any accumulated or future Canadian earnings generated by Battle Mountain Canada.

         The income expected to be derived from the reinvestment of the sale proceeds from the Niugini Mining sale to Battle Mountain Canada into U.S. projects led management in 1997 to project U.S. taxable income in future years sufficient to recognize a portion of net operating loss carryforwards in the United States.

         As a result of the above, a $16.4 million income tax benefit was recorded in the third quarter of 1997, representing a release of $11.0 million of deferred tax asset valuation allowances related to U.S. net operating losses and $5.4 million of Canadian withholding tax liabilities previously recorded.

         The tax benefit of net operating loss carryforwards in the amount of $7.2 million was also recognized in 1997 because of revised projections of future taxable income at certain subsidiaries.

         At December 31, 1999, Battle Mountain had approximately $105.8 million of regular net operating loss carryforwards and $49.7 million of alternative minimum tax net operating loss carryforwards, expiring beginning in 2007 and 2009, respectively, available to offset future U.S. federal income tax, and approximately $0.8 million of alternative minimum tax credits available on an indefinite carryforward basis. It is anticipated that change-in-ownership limitations under the Internal Revenue Code will not significantly restrict the future utilization of the net operating loss carryforwards. In addition, at December 31, 1999, approximately $9.3 million of net operating loss carryforwards were available to offset future Australian federal income taxes.

Note 11.  COMMON STOCK AND STOCK OPTIONS

         STOCK OPTIONS. Under the 1994 Long-Term Incentive Plan, 10.0 million shares of common stock were reserved for issuance as of December 31, 1999. This share reserve includes the reserve for the Battle Mountain Canada Long-Term Incentive Plan (see below). Of these shares, 4.8 million shares were available at December 31, 1999 for future grants of stock options, restricted stock, performance shares and other stock awards.

         Options to employees residing in Canada are issued under the Battle Mountain Canada 1997 Long-Term Incentive Plan. Under this plan, 2.5 million shares were reserved for issuance as of December 31, 1999. Of these shares,
1.8 million shares were available for future grants of stock options, restricted stock, performance shares and other stock awards. Share issuances under this plan also affect the number of shares available for issuance under Battle Mountain's 1994 Long-Term Incentive Plan.

         Options granted under the above plans are exercisable under the terms of the respective option agreements at the market price of the common stock on the date of grant, subject to anti-dilution adjustments in certain circumstances.

         Under a deferred income stock option plan for officers and directors, which became effective January 1, 2000 and replaced an existing plan that expired during 1998, each participant may elect to receive a non-qualified stock option in lieu of a portion of compensation. A maximum of 2.0 million shares of common stock is issuable and available for future grants at December 31, 1999. Options granted pursuant to the plan become exercisable the later of six months after grant date or the beginning of the calendar year immediately following the year in which the option was granted. The options expire no later than 10 years after the date of grant. The amount of deferred compensation is accrued as compensation expense during the period earned.

         Changes in options outstanding for the combined plans were as follows:


                                                                            Weighted Average
         OPTIONS IN MILLIONS                            Options              Exercise Price
         -------------------                            -------              --------------
         Outstanding at December 31, 1996                  5.2
            Granted                                        0.9                  $  5.27
            Exercised                                     (0.1)                 $  5.37
            Forfeited                                     (1.0)                 $ 10.21
                                                          ----
         Outstanding at December 31, 1997                  5.0                  $  8.49
            Granted                                        1.1                  $  5.56
            Exercised                                       -                       -
            Forfeited                                     (0.3)                 $ 12.29
                                                          ----
         Outstanding at December 31, 1998                  5.8                  $  7.57
            Granted                                        1.8                  $  2.88
            Exercised                                       -                       -
            Forfeited                                     (0.3)                 $  9.10
                                                          ----
         Outstanding at December 31, 1999                  7.3                  $  6.42
                                                          ====


         At December 31, 1999, expiration dates for the outstanding options ranged from 2000 to 2009. Significant ranges of outstanding and exercisable options at December 31, 1999 were as follows (options in millions):


                                         Options Outstanding                         Options Exercisable
                          --------------------------------------------------    -------------------------------
                                          Weighted            Weighted                           Weighted
                                           Average            Average                             Average
     Option Price          Options     Exercise Price      Remaining Life         Options     Exercise Price
     ------------          -------     --------------      --------------         -------     --------------
 $  1.88  to  $  3.54        1.8          $  2.88             9.8 years              -            $   -
 $  4.46  to  $  5.89        2.1             5.42             7.4 years             1.2              4.96
 $  6.00  to  $  7.63        0.9             6.88             3.8 years             0.9              6.88
 $  8.00  to  $  9.85        1.2             8.49             5.7 years             1.1              8.40
 $ 10.42  to  $ 11.38        1.3            10.62             6.4 years             0.3             11.32
                             ---                                                    ---
 $  1.88  to  $ 11.38        7.3             6.42             7.1 years             3.5              7.42
                             ===                                                    ===


         Had compensation expense for stock-based compensation been determined based on the fair values of the options at the grant dates, 1999 net loss to common shares would have been $131.0 million, or $.57 per common share, 1998 net loss would have been $252.4 million, or $1.10 per share, and 1997 net loss would have been $19.1 million, or $0.08 per share.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option model pricing. Significant assumptions used were as follows:


                                                         1999               1998               1997
                                                         ----               ----               ----
         Expected dividend yield                           -                 1.9%               0.8%
         Expected stock price volatility                 67.1%              51.0%              35.7%
         Risk-free interest rate                          6.1%               5.2%               5.6%
         Expected life of options                      10 years           10 years           10 years


         The weighted average fair values of options granted during 1999, 1998 and 1997 was $2.28, $3.05 and $2.66 per share, respectively.

         REGISTRATION STATEMENTS. Battle Mountain has an effective registration statement on file with the Securities and Exchange Commission (the "SEC") for the issuance of up to $150.0 million of debt and/or equity securities. As of the date of this report, no securities have been issued nor are there any immediate plans to issue any securities under this registration statement. Battle Mountain also has registration statements on file with the SEC and regulatory authorities in Canada which qualify for sale the 65.2 million shares of BMG's common stock effectively held by Noranda. Battle Mountain will not receive proceeds from the sales of any shares that may be sold under the registration statements covering the shares held by Noranda.

Note 12.  BENEFIT PLANS

         PENSION AND OTHER POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS. Canadian salaried and substantially all U.S. employees of Battle Mountain are covered by non-contributory pension plans. In addition, substantially all of Battle Mountain's U.S. employees may become eligible for certain unfunded health care and life insurance benefits when they reach retirement age while working for Battle Mountain.

         Net periodic benefit costs for these plans included the following components:


                                                 Pension Benefits                     Other Benefits
                                                 ----------------                     --------------
MILLIONS                                    1999        1998        1997        1999        1998        1997
--------                                    ----        ----        ----        ----        ----        ----
Service cost                               $ 0.8       $ 1.7       $ 1.7       $ 0.3       $ 0.2       $ 0.3
Interest cost                                3.7         3.7         3.8         0.6         0.5         0.6
Expected return on plan assets              (4.5)       (4.0)       (3.8)        -           -           -
Amortization of prior service costs          0.6         0.7         0.8         -           0.1         0.1
Amortization of transitional asset          (0.1)       (0.1)       (0.1)        -           -           -
Net actuarial gain                          (0.2)       (0.3)       (0.1)       (0.2)       (0.1)        -
                                            ----        ----        ----        ----        ----        ----
         Net periodic benefit cost         $ 0.3       $ 1.7       $ 2.3       $ 0.7       $ 0.7       $ 1.0
                                            ====        ====        ====        ====        ====        ====


         The following sets forth the plans' funded status and related amounts as of December 31:


                                                            Pension Benefits                   Other Benefits
                                                            ----------------                   --------------
MILLIONS                                                  1999             1998            1999            1998
--------                                                  ----             ----            ----            ----
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year                 $  56.5         $  54.0         $   8.7         $   9.1
   Service cost                                             0.8             1.6             0.3             0.3
   Interest cost                                            3.6             3.7             0.6             0.6
   Transition obligation                                    -               -               -               1.2
   Actuarial loss (gain)                                   (5.6)            1.1            (2.1)           (2.0)
   Curtailment gain                                         -              (0.2)            -               -
   Foreign currency exchange loss (gain)                    0.9            (1.0)            0.1             -
   Benefits paid                                           (2.9)           (2.7)           (0.5)           (0.5)
                                                          -----           -----           -----           -----
Benefit obligation at end of year                          53.3            56.5             7.1             8.7
                                                          -----           -----           -----           -----
Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year             53.3            49.8             -               -
   Actual return on plan assets                             6.9             6.3             -               -
   Administrative expenses                                 (0.2)           (0.2)            -               -
   Employer contributions                                   0.7             1.2             -               -
   Foreign currency exchange gain (loss)                    1.0            (1.1)            -               -
   Benefits paid                                           (2.9)           (2.7)            -               -
                                                          -----           -----           -----           -----
Fair value of plan at end of year                          58.8            53.3             -               -
                                                          -----           -----           -----           -----

Funded status of plans                                      5.5            (3.2)           (7.1)           (8.7)
Unrecognized net actuarial gain                           (13.7)           (6.2)           (5.1)           (3.1)
Unrecognized prior service cost                             5.0             6.8             -               0.4
Unrecognized transition obligation                         (0.3)           (0.4)            0.4             -
                                                          -----           -----           -----           -----
Accrued benefit cost                                    $  (3.5)        $  (3.0)        $ (11.8)        $ (11.4)
                                                          =====           =====           =====           =====


         Included in the pension plans described above is an unfunded supplemental retirement plan covering certain executives. The benefit obligation associated with this plan was $7.5 million and $5.8 million at December 31, 1999 and 1998, respectively.

         Weighted average rate assumptions used in determining estimated benefit obligations were as follows:


                                                           Pension Benefits           Other Benefits
                                                           ----------------           --------------
         PERCENT                                            1999   1998               1999      1998
         -------                                            ----   ----               ----      ----
         Discount rate
               U.S. plans                                   7.8      6.8               7.8       6.8
               Canadian plans                               7.8      6.5               7.8       7.0
         Expected return on plan assets
               U.S. plans                                   9.5      9.0               N/A       N/A
               Canadian plans                               7.8      6.5               N/A       N/A
         Rate of increase in compensation levels
               U.S. plans                                   4.8      4.8               N/A       N/A
               Canadian plans                               N/A      4.5               3.0       3.0


         The service and interest cost components of the other postretirement benefits obligation were computed based on an assumed 6.5% annual rate of increase in the per capita cost of covered health care benefits in the year 2000. This rate was assumed to decrease gradually to 5% in 2002 and remain level thereafter. An increase or decrease of 1% in the assumed health care cost trend rate does not have a material effect on the computations.

         CONTRIBUTION PLANS. Battle Mountain has defined contribution plans available for most of its employees. Contributions to the plans are expensed and funded currently. The cost of such contributions to the plans was $1.5 million, $1.0 million and $1.4 million in 1999, 1998 and 1997, respectively.

Note 13.  GEOGRAPHIC AND SEGMENT INFORMATION

         Battle Mountain's operations are related to gold mining and related activities. Accordingly, operational mines and significant development projects are considered segments for financial reporting purposes. The Golden Giant and Holloway mines are located in Canada, Kori Kollo is located in Bolivia, the Battle Mountain Complex is located in the United States and the Vera/Nancy mine is located in Australia.

         Financial information by segment follows:


                                           Golden     Kori                 Battle      Vera /    Corp &
MILLIONS                        Total      Giant      Kollo    Holloway   Mountain     Nancy     Other
--------                        -----      -----      -----    --------   --------     -----     -----
1999
----
Gross revenues                  $228.2    $ 99.0    $  84.9    $  25.8    $    -     $ 18.5     $    -
Production costs                 151.5      55.7       68.1       19.7        (0.4)     8.4          -
Deprec., deplet. & amort.         64.2      23.2       25.6       12.2         -        2.8         0.4
Environmental  remediation         9.5       -          -          -           -        -           9.5
Asset write-downs                 35.9       -          -          -           -        -          35.9
Assets held for sale loss, net    46.6       -          -          -           -        -          46.6
Other expenses                    30.8       -          -          -           -        -          30.8
                                ------    ------     ------      -----     -------    -----      ------
Operating income (loss)         (110.3)     20.1       (8.8)      (6.1)        0.4      7.3      (123.2)
                                          ======     ======      =====     =======    =====      ======
Interest & other expense          (1.7)
                                ------
Loss before income taxes        (112.0)
                                ======

Property, plant & equip, net     299.6      88.4       51.1       71.0        52.1     31.4         5.6
                                 =====     =====       ====       ====        ====     ====       =====
Total assets                     506.6     118.1       78.4       76.1        54.3     36.0       143.7
                                 =====     =====       ====       ====        ====     ====       =====
Capital expenditures              49.3       9.7        7.0        3.9        12.8     10.2         5.7
                                 =====     =====       ====       ====        ====     ====       =====

1998
----
Gross revenues                   276.6     109.4      103.9       22.5        14.0     14.4        12.4
Production costs                 163.3      46.2       71.9       17.2        13.7      6.7         7.6
Deprec., deplet. & amort.         79.6      24.1       40.8        9.0         1.4      1.5         2.8
Asset write-downs                194.9       0.8       49.9          -        11.0        -       133.2
Other expenses                    38.9         -          -          -           -        -        38.9
                                ------      ----       ----       ----       -----     ----      ------
Operating income (loss)         (200.1)     38.3      (58.7)      (3.7)      (12.1)     6.2      (170.1)
                                           =====      =====       ====       =====     ====      ======
Equity in losses of Lihir         (7.9)
Interest & other expense         (19.5)
                                ------
Loss before income taxes        (227.5)
                                ======

Property, plant & equip, net     341.9      96.8       70.0       74.7        39.3     22.6        38.5
                                 =====     =====      =====       ====        ====     ====       =====
Total assets                     694.1     144.6      107.9       79.8        42.4     24.8       294.6
                                 =====     =====      =====       ====        ====     ====       =====
Capital expenditures              46.5       8.7        3.3        3.6         7.7      8.2        15.0
                                 =====     =====      =====       ====        ====     ====       =====

1997
----
Gross revenues                   344.9     119.4      109.6       16.3        31.8      6.3        61.5
Production costs                 234.3      50.0       73.2       16.7        31.1      3.8        59.5
Deprec., deplet. & amort.         72.8      22.8       36.1        6.2         2.9      0.6         4.2
Other expenses                    41.1         -          -          -           -        -        41.1
                                 -----     -----      -----      -----       -----     ----       -----
Operating income (loss)           (3.3)     46.6        0.3       (6.6)       (2.2)     1.9       (43.3)
                                           =====      =====      =====       =====     ====       =====
Equity in income of Lihir          0.2
Interest & other income          (12.7)
                                 -----
Loss before income taxes         (15.8)
                                 =====

Property, plant & equip, net     489.3     120.9      157.7       84.5        37.1     14.2        74.9
                               =======     =====      =====       ====        ====     ====       =====
Total assets                   1,093.2     161.8      200.0       90.5        47.0     17.2       576.7
                               =======     =====      =====       ====        ====     ====       =====
Capital expenditures              62.4      10.3        7.4        3.7         9.1     16.6        15.3
                               =======     =====      =====       ====        ====     ====       =====


         "Corporate and Other" includes the Crown Jewel project. The $3.7 million cumulative effect of the accounting method change discussed in Note 2 is attributable to the Kori Kollo mine.

         Sales to customers that accounted for 10% or more of Battle Mountain's consolidated revenues in 1999, 1998 or 1997 follows: sales to one customer totaled $81 million (1999), $106 million (1998) and $81 million
(1997), sales to a second customer totaled $41 million (1999), $32 million
(1998) and $153 million (1997), and sales to a third customer totaled $40 million (1999). Substantially all of Battle Mountain's current operating mines contributed to sales to those customers during the years. There were no export sales in 1999 or 1998 and $31.5 million in 1997.

         Since all sales are made to precious metals smelters, refiners or traders, the precious metals industry has substantial influence over the market for Battle Mountain's products. However, because of the active worldwide market for gold, management believes that the loss of any of these customers would not have a material adverse effect on results of operations, financial position or cash flows.

Note 14.  COMMITMENTS AND CONTINGENCIES

         Battle Mountain believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales and/or future debt or equity security issuances. Significant additional capital will be required in the foreseeable future in order to continue the development of current and future mining projects, including the Phoenix project. Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated price of gold. Because of the recent volatility of gold prices and how it effects Battle Mountain's financial condition, a deterioration of gold prices may negatively impact short-term liquidity and our ability to raise additional capital for long-term development projects. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer planned capital and exploration expenditures as needed to conserve cash for operations.

         Total operating lease rental expenses, exclusive of mineral leases, were $2.6 million, $3.0 million and $3.4 million in 1999, 1998 and 1997, respectively. Aggregate minimum rentals, exclusive of mineral leases, under non-cancelable leases for the years 2000 through 2003 were $1.6 million, $1.4 million, $1.0 million and $0.8 million, respectively. There were no significant lease commitments beyond 2003.

         As part of closure and reclamation efforts with respect to the San Luis mine in Colorado, which ceased operations in November 1996, Battle Mountain voluntarily partially backfilled the San Luis West Pit. As water percolates through the oxidized backfilled rock, the water contacts and solubilizes certain naturally occurring oxidation by-products which have been identified at elevated levels at monitoring sites located within and downgradient of the West Pit. An Independent Ecological Risk Assessment has been performed which indicates that the elevated levels of these constituents do not pose a risk to human health or the environment.

         On August 20, 1999 the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation has occurred. The Notice requires Battle Mountain to take a number of steps that the Department of Public Health asserts to be necessary to attain compliance with the Water Quality Control Act. These steps include the submittal of a permit application, a monitoring plan and a response plan. Battle Mountain has made all submittals required by the Notice and has commenced extensive response activities. On October 8, 1999, the Department of Public Health issued an Amendment to the Notice. The Amendment authorized the operation of a water treatment facility and the discharge of treated water. Battle Mountain has commenced treatment and discharge operations.

         It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities regarding the San Luis property. These actions could include seeking injunctive relief, mandating the posting of financial assurance, requiring further on-site response actions and/or the imposition of monetary penalties.

         An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 based upon Battle Mountain's current best estimate of costs to address technical long-term water quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

         An additional $4.7 million and $5.2 million was recorded in the fourth quarters of 1998 and 1997, respectively, for estimated reclamation and environmental liabilities, respectively, primarily at the Battle Mountain Complex.

         Mining and processing operations are subject to reclamation and closure requirements. Battle Mountain monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated cost of the ultimate reclamation and closure of the mine is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. Battle Mountain believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Battle Mountain estimated these undiscounted future costs, including severance costs and remediation costs, to be approximately $53.2 million, of which $35.1 million had been accrued at December 31, 1999. Approximately $5.6 million of these costs are recorded as current liabilities.

         Based on current environmental regulations and known reclamation requirements, Battle Mountain believes it has included the best estimate of costs of these obligations in its reclamation and environmental accruals. However, it is reasonably possible that Battle Mountain's estimate of its ultimate reclamation and environmental liability could increase in the near term as a result of prospective changes in laws and regulations, changes in site characteristics and changes in cost estimates.

         Various laws require that financial assurances be in place for certain environmental and reclamation obligations and potential liabilities. Battle Mountain has certain environmental and reclamation financial assurances in place and will be required to put additional financial assurances in place in the future. There can be no guarantee that Battle Mountain will be able to maintain and/or put in place the necessary assurances.

         The Golden Giant mine property includes the Quarter Claim acquired from Teck Corporation and Homestake Canada Inc. Battle Mountain is obligated to pay a net profits royalty of 50% to Teck and Homestake on a deemed production rate of 500 tons per day, and to pay a 3% net smelter return royalty to the original Quarter Claim prospectors.

         Battle Mountain is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other actions cannot be predicted with certainty, it is the opinion of management that none of these actions when resolved will have a material adverse effect on results of operations, financial position or cash flows.

Note 15.  DERIVATIVE FINANCIAL INSTRUMENTS

         Battle Mountain's results of operations are affected significantly by the market price of gold, which it cannot control. During the third quarter of 1999, Battle Mountain modified its hedging policy. The purpose of the current hedging policy is to reduce exposure to fluctuating commodity prices and currency exchange rates. The hedging policy allows the use of various derivative financial instruments, including forward sales contracts and options.

         Gold contracts outstanding at December 31, 1999 were as follows:


                                                                                       Total or
                                        2000        2001         2002         2003      Average
                                        ----        ----         ----         ----     --------
Written call options:
     Ounces                            87,500      87,500       87,500       87,500     350,000
     Average price per ounce             $349        $349         $349         $349        $349

Purchased put options:
     Ounces                            87,500      87,500       87,500       87,500     350,000
     Average price per ounce             $293        $293         $293         $293        $293

Forwards:
     Ounces                            25,000      25,000       25,000       25,000     100,000
     Average price per ounce             $312        $312         $312         $312        $312

         No material option contracts were delivered against or financially settled during 1999, 1998 or 1997, and there are no margin requirements related to any of the currently existing contracts.

         As part of its overall financial planning, pursuant to pricing provisions as set forth in certain customer forward sales contracts outstanding as of December 31, 1999, Battle Mountain Canada had committed to deliver 198,000 ounces of gold valued at approximately $55.2 million at an average price of $279 per ounce. This gold was on deposit at a refinery or leased to third parties. From time to time, Battle Mountain Canada also enters into gold leasing transactions prior to delivery of gold held in inventory related to these commitments. Battle Mountain, at times, is a party to these leasing transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had outstanding lease contracts with Battle Mountain for 108,000 ounces of gold at December 31, 1999.

         Battle Mountain may be exposed to certain credit-related losses in the event of nonperformance by the counterparties to hedged agreements, generally by the amount which the contract price exceeds the spot price of a commodity. Credit exposure is minimized by limiting counterparties to major financial institutions which meet established credit rating standards. Battle Mountain does not require collateral from its counterparties. Management believes that the risk of incurring significant credit-related losses is remote.

Note 16.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information follows:


          MILLIONS                                                          1999          1998       1997
          --------                                                         ------       ------       -----
          Changes in working capital accounts
              Decrease in accounts receivable                              $  -         $ 14.7       $ 16.9
              Decrease (increase) in product inventories                      1.5         (4.2)         1.9
              Decrease in materials and supplies inventories                  1.1          2.0          3.5
              Decrease (increase) in other current assets                    (2.0)         0.6          3.0
              Increase (decrease) in income and mining
                    taxes payable                                            (7.3)        13.8         (8.0)
              Increase (decrease) in interest payable                         4.9         (4.3)        (1.1)
              Increase (decrease) in salaries, wages and
                    benefits payable                                          2.3         (2.8)        (4.4)
              Increase (decrease) in accounts payable and other
                    current liabilities                                       1.6          1.6         (4.2)
                                                                           ------       ------        -----
              Change in working capital accounts, net                      $  2.1       $ 21.4        $ 7.6
                                                                           ======       ======        =====

         Cash paid during the year for:
              Income, mining and withholding taxes,
                  net of tax refunds                                       $ 17.1       $  4.6        $30.7
              Interest, net of amounts capitalized                           10.2         21.8          8.2

Note 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following presents the carrying amounts and estimated fair values of financial instruments at December 31:


                                                              1999                           1998
                                                              ----                           ----
                                                    Carrying        Fair            Carrying        Fair
         MILLIONS                                    Amount         Value            Amount         Value
         --------                                   --------        -----           --------        -----
         Long-term debt, including
           current portion                           $209.4        $168.4            $240.6        $216.4

         The fair value of the convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the variable interest rate features of the Inti Raymi Kori Kollo project financing and Canadian Imperial Bank loans, the carrying amounts approximate the fair values. The carrying values of cash and cash equivalents, restricted cash, trade receivables, assets held for sale, and trade payables approximate their estimated fair values. The estimated fair value of the written call options and purchased put options outstanding at December 31, 1999, net, was $(0.3) million. The estimated fair value of the forwards outstanding at December 31, 1999 was $(0.5) million. These estimated fair values were determined from a third-party model.

         Battle Mountain had corporate guarantees outstanding totaling $5.2 million and $4.4 million at December 31, 1999 and 1998, respectively, to ensure that the reclamation of the Battle Mountain Complex will be performed as specified in the operating permits issued. In addition, Battle Mountain had corporate guarantees outstanding totaling $68.4 million and $68.7 million at December 31, 1999 and 1998, respectively, as collateral for surety bonds provided as security for various reclamation obligations. The carrying values of these financial instruments approximate their fair values.

Note 18. SUMMARIZED FINANCIAL INFORMATION

         The following summarized financial information of Battle Mountain Canada is presented in accordance with the Securities Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable Shares:

                                                                            December 31
           MILLIONS                                                   1999              1998
           --------                                                 -------           -------
           Current assets                                           $ 155.6           $ 220.0
           Non-current assets                                         164.4             188.2
                                                                    -------           -------
               Total assets                                         $ 320.0           $ 408.2
                                                                    =======           =======

           Current liabilities                                      $  22.0           $  56.3
           Non-current liabilities                                    178.7             173.7
                                                                    -------           -------
               Total liabilities                                      200.7             230.0
           Minority interests                                           0.6              10.5
           Shareholder's equity                                       118.7             167.7
                                                                    -------           -------
               Total liabilities and shareholder's equity           $ 320.0           $ 408.2
                                                                    =======           =======

                                                          Years ended December 31
           MILLIONS                                1999              1998            1997
           --------                               ------           -------         -------
           Sales                                  $124.7           $ 144.3         $ 197.1
           Costs and expenses                      173.1             186.0           174.6
                                                  ------           -------         -------
           Operating income (loss)                $(48.4)          $ (41.7)        $  22.5
                                                  ======           =======         =======

           Net income (loss)                      $(45.8)          $ (76.4)        $  14.7
                                                  ======           =======         =======


                                                      SUPPLEMENTAL FINANCIAL INFORMATION
                                                                 (UNAUDITED)

                                                             QUARTERLY RESULTS


                                        Gain                      Foreign
                                       (Loss)                    Currency                Basic and
                                     on Assets     Operating     Exchange                 Diluted        Dividends Per Share
MILLIONS EXCEPT                         Held         Income        Gain       Net          Loss         ----------------------
PER SHARE AMOUNTS          Sales      for Sale       (Loss)       (Loss)      Loss       per Share      Common       Preferred
-----------------          -----      --------       ------       ------      ----       ---------      ------       ---------
1999
----
First quarter            $    53.8   $ (10.4)    $   (14.8)     $    3.1    $ (11.9)      $  (.06)    $      -      $ 0.8125
Second quarter                53.4      (9.5)        (17.2)          3.7      (15.4)         (.07)           -        0.8125
Third quarter (1)             54.6       6.6          (9.2)          0.1      (12.1)         (.06)           -        0.8125
Fourth quarter (2)            66.4     (33.3)        (69.1)          1.3      (80.0)         (.36)           -        0.8125
                         ---------   -------     ---------      --------    -------                                 --------
    Total year           $   228.2   $ (46.6)    $  (110.3)     $    8.2    $(119.4)         (.55)           -      $ 3.2500
                         =========   =======     =========      ========    =======                                 ========


1998
----
First quarter            $    78.9         -     $     3.3      $    0.5    $  (1.6)      $  (.02)    $  0.025      $ 0.8125
Second quarter                68.3         -          (2.2)         (5.9)      (9.3)         (.05)           -        0.8125
Third quarter                 70.0         -           3.7          (7.2)      (7.7)         (.04)       0.025        0.8125
Fourth quarter (3)            59.4         -        (204.9)          0.2     (222.7)         (.98)           -        0.8125
                         ---------               ---------      --------     -------                  --------      --------
    Total year           $   276.6         -     $  (200.1)     $  (12.4)  $ (241.3)        (1.08)    $  0.050      $ 3.2500
                         =========               =========      ========    ========                  ========      ========

     (1) Includes a $9.5 million environmental remediation charge related to the San Luis property (see Note 14).

     (2) Includes a $35.9 million write-off of the investment in Crown Jewel (see Note 7) and a $7.7 million net charge related to deferred tax assets (see Note 10).

     (3) Includes before and after-tax charges of $194.9 million for asset write-downs (see Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information set forth below, see also "Executive Officers of the Registrant" appearing in Part I of this Annual Report.

         The following sets forth information concerning the four Class III directors whose terms are due to expire this year, including information as to each director's age as of March 2, 2000, position with Battle Mountain and business experience during the past five years.

                    DOUGLAS J. BOURNE was Chairman of the Board and Chief Executive Officer of Battle Mountain until his retirement in April 1990. Mr. Bourne serves as Chairman of Battle Mountain's Executive Committee and is a member of Battle Mountain's Environmental, Safety and Health Committee and Battle Mountain's Corporate Governance and Nominating Committee. Mr. Bourne has been a director of Battle Mountain since 1985 when Battle Mountain was incorporated. He is also a director of Potash Corporation of Saskatchewan, Inc. (mining and processing of potash and manufacture of fertilizers). He is 77 years old.

                    DAVID L. BUMSTEAD joined Noranda Inc. (an integrated natural resources company and Battle Mountain's largest stockholder, "Noranda") in 1963 and assumed his current position as Executive Vice President of Noranda in 1995. Prior to that, he served as Executive Vice President, Marketing and Finance of Noranda Minerals Inc. Mr. Bumstead also serves as a director of Noranda and Falconbridge Limited. Mr. Bumstead became a director of Battle Mountain in July 1996.
                    Mr. Bumstead is Chairman of Battle Mountain's Audit Committee. He is 58 years old.

                    DELO H. CASPARY has been engaged for more than five years in managing his personal investments. He became a director of Battle Mountain in 1985, and he currently serves as Chairman of Battle Mountain's Environmental, Safety and Health Committee, and is a member of Battle Mountain's Audit Committee. He is 74 years old.

                    TERRENCE A. LYONS has served as President and Managing Partner of B.C. Pacific Capital Corporation since May 1988. Mr. Lyons was appointed to the Board of Directors in July 1999, and serves as a member of the Audit Committee. He is 50 years old.

         The following sets forth information concerning the six directors of Battle Mountain whose present terms will continue until 2001 for Class I directors or 2002 for Class II directors, including information as to each director's age as of March 2, 2000, position with Battle Mountain and business experience during the past five years.

                    IAN D. BAYER served as the President and Chief Executive Officer of Battle Mountain from February 1997 to July 1999 following the combination of Hemlo Gold with Battle Mountain (as described in Items 1 and 2). Mr. Bayer had served as President and Co-Chief Executive Officer from July 1996 until his appointment as President and Chief Executive Officer in February 1997. He serves on the Executive Committee. Prior to joining Battle Mountain, at the time of the combination, Mr. Bayer had served as Director and President and Chief Executive Officer of Hemlo Gold since July 1991. Mr. Bayer became a director of Battle Mountain in July 1996 and his present term expires in 2002 (Class I). He is 60 years old.

                  CHARLES E. CHILDERS has served as Chairman of the Board of Potash Corporation of Saskatchewan, Inc. (mining and processing of potash and manufacture of fertilizers) since July 1999. Prior to that Mr. Childers had served as Chairman, President and Chief Executive Officer of Potash Corporation since 1990. He became a director of Battle Mountain in 1993 and his present term expires in 2002 (Class II). Mr. Childers serves on Battle Mountain's Compensation and Stock Option Committee and on Battle Mountain's Corporate Governance and Nominating Committee. He is 67 years old.

                  KARL E. ELERS has served as the non-executive Chairman of the Board of Battle Mountain since February 1997. Mr. Elers has assumed the duties of Chief Executive Officer of Battle Mountain since July 1999 on an interim basis pursuant to the terms of a consulting agreement. Mr. Elers retired from his executive officer position of Chairman of the Board and Co-Chief Executive Officer at the end of February 1997, a position he assumed in July 1996. From April 1990 through July 1996, he was Chairman of the Board and Chief Executive Officer of Battle Mountain, and from April 1988 until April 1990, he was President and Chief Operating Officer of Battle Mountain. Mr. Elers became a director in 1987 and his present term expires in 2002 (Class II). Mr. Elers serves on Battle Mountain's Executive Committee, and on Battle Mountain's Environmental, Safety and Health Committee. He is 61 years old.

                  DAVID W. KERR has served as Chief Executive Officer of Noranda since 1990 and as its President since November 1997. From April 1995 until November 1997, he also served as Chairman of the Board of Noranda. Mr. Kerr became a director of Battle Mountain in July 1996 and his present term expires in 2001 (Class I). He serves on Battle Mountain's Compensation and Stock Option Committee and on Battle Mountain's Corporate Governance and Nominating Committee. Mr. Kerr is also a director of Noranda and EdperBrascan Corporation. He is 56 years old.

                  MARY MOGFORD is co-owner of Mogford Campbell Associates, a business and financial consulting firm in Ontario. She was formerly Ontario's Deputy Minister of Treasury and Economics (Finance) and Deputy Minister of Natural Resources. Ms. Mogford became a director in July 1996, and her present term expires in 2001 (Class I). She serves as Chairman of Battle Mountain's Corporate Governance and Nominating Committee and as a member of Battle Mountain's Compensation and Stock Option Committee. She is 55 years old.

                  WILLIAM A. WISE has served as President and Chief Executive Officer of El Paso Energy Corporation (an integrated energy company) since January 1990 and as its Chairman of the Board since January 1994. Mr. Wise has been a director of Battle Mountain since 1994, and his present term expires in 2001 (Class I). He currently serves as Chairman of Battle Mountain's Compensation and Stock Option Committee. He is 54 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 submitted to Battle Mountain during and with respect to 1999 and written representations from certain reporting persons that no Forms 5 were required from such persons, Battle Mountain believes that all of the directors and officers of Battle Mountain have timely filed their respective Forms 3, 4 or 5 required by
Section 16(a) of the Securities Exchange Act during 1999, except that Mr. Lyons' Form 3 was filed 2 days following the filing deadline, and the Forms 5 required to be filed by Messrs. Bayer, Elers, Bourne, Bumstead, Childers, Kerr and Wise and Ms. Mogford for 1998 were filed late.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Effective October 27, 1998, each director, other than those who are regularly employed officers of Battle Mountain or its subsidiaries, receives a director's fee of $20,000 per annum and an additional fee of $1,000 per day for attendance at meetings of the Board or its committees. Directors are also reimbursed for their travel and other expenses involved in attendance at Board and committee meetings. Under Battle Mountain's Nonqualified Stock Option Plan for Outside Directors, as amended effective December 2, 1997, and further amended effective February 2, 1999, individuals who become nonemployee directors of Battle Mountain are automatically granted an initial option to purchase 10,000 shares of Common Stock on the date they become nonemployee directors. On the date of the annual meeting of each year following the grant of the initial option, each incumbent nonemployee director is granted an additional option to purchase 5,000 shares of Common Stock. Each option granted pursuant to the Nonqualified Stock Option Plan for Outside Directors has an exercise price per share equal to the then current market value of a share of Common Stock on the date the option is granted, and such options are not exercisable until one year from the date of grant. Directors who are not also executive officers are not eligible to participate in any other benefit plans of Battle Mountain. In 1999, Mr. Elers received a fee of $3,333 per month for his service as the non-executive Chairman of the Board and commencing in August 1999, an additional fee of $20,000 per month for carrying out the duties of Acting Chief Executive Officer of Battle Mountain pursuant to a consulting agreement.

BOARD ORGANIZATION AND COMMITTEES

         Battle Mountain's Executive Committee is composed of Messrs. Bourne (Chairman), Bayer and Elers. The Executive Committee may exercise the powers of the Board of Directors at times when the Board is not in session.

         The Audit Committee of the Board is composed of Messrs. Bumstead (Chairman), Caspary and Lyons, none of whom is an employee of Battle Mountain. The Audit Committee provides oversight of Battle Mountain's performance in fulfilling its responsibility to maintain an organization which is capable of conducting the financial business of Battle Mountain and to maintain an internal control environment necessary to conduct and properly report Battle Mountain's business. The Audit Committee also recommends the appointment of independent public accountants to conduct audits of Battle Mountain's financial statements, reviews with the independent accountants the plan and results of the auditing engagement and evaluates the independence of the accountants.

         The Compensation and Stock Option Committee of the Board is composed of Messrs. Wise (Chairman), Childers and Kerr and Ms. Mogford, none of whom is an employee of Battle Mountain. The Compensation and Stock Option Committee approves, or in some cases recommends to the Board, remuneration arrangements and compensation plans involving Battle Mountain's outside directors, executive officers and other key employees.

         The Environmental, Safety and Health Committee of the Board is composed of Messrs. Caspary (Chairman), Bourne and Elers. The Environmental, Safety and Health Committee oversees Battle Mountain's health, safety and environmental policies and compliance programs.

         The Corporate Governance and Nominating Committee of the Board is composed of Ms. Mogford (Chairman) and Messrs. Bourne, Childers and Kerr. The Corporate Governance and Nominating Committee addresses issues related to the composition of the Board and assists the Chairman of the Board in overseeing the operation of the Board in discharging its mandate and responsibilities.

         During 1999, the Board of Directors held five meetings, the Environmental, Safety and Health Committee met on five occasions, the Compensation and Stock Option Committee met on three occasions, the Audit Committee met on two occasions, the Corporate Governance and Nominating Committee met on two occasions and the Executive Committee met on one occasion. All directors attended in excess of 95 percent of the aggregate number of meetings of the Board of Directors and the committees on which they served.

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE -- The table set forth below contains information regarding compensation for services in all capacities to Battle Mountain for 1999, 1998, and 1997 of (i) the individuals who served as, or had the duties of, the chief executive officer of Battle Mountain during 1999 and (ii) the other four most highly compensated executive officers of Battle Mountain at December 31, 1999. The format and the information presented are as prescribed in rules of the Securities and Exchange Commission.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                   ----------------------------------   -------------------------------
                                                                               AWARDS           PAYOUTS
                                                                        ---------------------   -------
                                                                        RESTRICTED SECURITIES    LTIP       ALL OTHER
   NAME AND PRINCIPAL                                    OTHER ANNUAL     STOCK    UNDERLYING   PAYOUTS   COMPENSATION
        POSITION            YEAR   SALARY       BONUS    COMPENSATION     AWARDS    OPTIONS       (1)          (2)
 ---------------------      ----   ------     ---------  ------------   ---------   --------      ----    ------------
Karl E. Elers (3)           1999      --         --        $144,966                   5,000       --            --
Acting Chief Executive      1998      --         --          25,000                   1,500       --            --
Officer                     1997   $112,088    $69,287      200,000                   1,500       --       $1,692,019

Ian D. Bayer (4) (5)        1999    295,266     81,198       38,799        --             0       --          782,462
President and Chief         1998    369,615    120,125        4,420        --       139,700       --           53,711
Executive Officer           1997    353,884    123,859           --        --        97,000       --           47,104
(retired in July 1999)

John A. Keyes (5)           1999    241,238     53,072        9,674        --       257,100       --           24,428
President and Chief         1998    210,614     54,759        5,420        --        66,900       --           33,401
Operating Officer           1997    202,330     56,652           --        --        45,600       --           27,137

Ian Atkinson (5)            1999    238,746     52,280        3,000        --       148,500       --           22,480
Senior Vice President -     1998    221,768     59,761        5,920        --        66,900       --           29,651
Operations and              1997    212,330     59,452           --        --        45,600       --           21,723
Exploration

Joseph J. Baylis (5)        1999    195,230     42,600        4,450        --       148,500       --           18,042
Senior Vice President -     1998    188,460     49,000        3,420        --        66,900       --           26,289
Corporate Development       1997    161,315     45,168           --        --        45,600       --           39,291

Phillips S. Baker, Jr. (6)  1999    181,078     38,870       51,934        --       102,200       --            6,512
Vice President and          1998    140,538     35,976       63,933        --        43,500       --            3,646
Chief Financial Officer

----------------

(1) The long term incentive plan awards granted during 1997 to the executive officers named in the Summary Compensation Table pursuant to Battle Mountain's Amended and Restated 1994 Long Term Incentive Plan were for a performance period that matured on December 31, 1999 and no payments were made under the plan.

(2) The amounts shown for 1999 consist of (a) Battle Mountain's contributions (vested and unvested) under Battle Mountain's Savings Plan and a related contribution equalization plan of $4,800 (vested) and $7,662 (unvested) for Mr. Bayer; $4,800 (vested) and $4,155 (unvested) for Mr. Atkinson; $4,800 (vested) and $2,527 (unvested) for Mr. Baylis; $4,800 (vested) and $4,080 (unvested) for Mr. Keyes; and $4,800 (vested) and $1,712 (unvested) for Mr. Baker; (b) the benefit to the executive officer of the premiums paid by Battle Mountain during 1999 under Battle Mountain's split-dollar life insurance program of $6,974 for Mr. Atkinson, $8,124 for Mr. Baylis, $9,661 for Mr. Keyes, and no benefit for Messrs. Bayer (retired) and Baker (nonparticipant); (c) Battle Mountain's payment of premiums on long-term disability insurance policies of $4,882 for Mr. Atkinson, $2,591 for Mr. Baylis, $5,887 for Mr. Keyes, and no payment of premiums for Messrs. Bayer and Baker; (d) a subsidy of $1,669 for Mr. Atkinson representing interest owing and outstanding on a mortgage; and (e) a severance payment of $770,000 made in connection with Mr. Bayer's retirement.

(3) Mr. Elers retired from executive officer positions as Chairman of the Board and Co-Chief Executive Officer effective February 1997. He continues to serve Battle Mountain as the non-executive Chairman of the Board of Directors. After the retirement of Mr. Bayer effective August 1, 1999, Mr. Elers became Acting Chief Executive Officer under a consulting agreement between Mr. Elers and Battle Mountain for $20,000 per month. The options which Mr. Elers received during 1997, 1998 and 1999 were pursuant to Battle Mountain's Nonqualified Stock Option Plan for Outside Directors. The amounts shown under Other Annual Compensation are consulting fees.

(4) Effective August 1, 1999, Mr. Bayer retired from his executive officer positions and began to receive retirement benefits of $1,994 monthly compensation under Battle Mountain's qualified pension plan, and $15,748 monthly compensation under Battle Mountain's nonqualified pension plan, totaling $88,710 in 1999.

(5) Dollar amounts for 1997 consist of a combination of U.S. and Canadian dollar amounts. Dollar amounts for 1997 are represented in U.S. dollars using the exchange rate on December 31, 1997 of US$1.00 = C$1.4293.

(6) Mr. Baker joined Battle Mountain in March 1998, and during that year he received a housing allowance during his transition to Houston in the amount of $23,020, airfare in the amount of $20,964, and a moving allowance in the amount of $23,310. In addition, in connection with Mr. Baker's transition to Houston during 1999, he received airfare in the amount of $13,358, a mortgage subsidy of $14,660 and the Company paid taxes on Mr. Baker's imputed income in the amount of $16,310.

         OPTION GRANTS TABLE -- The following table shows, as to the executive officers named in the Summary Compensation Table, information regarding stock options granted pursuant to Battle Mountain's Amended and Restated 1994 Long-Term Incentive Plan during 1999. All of such options have an exercise price at least equal to the market price on the date of grant.

                                                                     INDIVIDUAL GRANTS
                                          ---------------------------------------------------------------------
                                          NUMBER OF       PERCENT OF
                                          SECURITIES     TOTAL OPTIONS                               GRANT DATE
                                          UNDERLYING      GRANTED TO      EXERCISE                    PRESENT
                                           OPTIONS       EMPLOYEES IN     PRICE PER    EXPIRATION      VALUE
   NAME                                   GRANTED(1)         1999           SHARE         DATE          (2)
   ----                                   ----------     -------------    ---------   -----------     --------
John A. Keyes.......................       257,100            15.0%          $2.875      10/26/09     $586,188
Ian Atkinson........................       148,500             8.0            2.875      10/26/09      338,580
Joseph J. Baylis....................       148,500             8.0            2.875      10/26/09      338,580
Phillips S. Baker, Jr...............       102,200             5.8            2.875      10/26/09      233,016

----------------

(1) On October 26, 1999, officers and certain key employees received options to purchase a specified number of shares at $2.875 (the closing price of the Common Stock on October 26, 1999). The options vest 50% on October 26, 2000 and the remaining 50% on October 26, 2001.

(2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The assumptions used under that model include a volatility of 67.5 percent based on two-year historical volatility of the Common Stock prior to the grant date, a risk-free rate of return of 6.2 percent based on the ten-year zero coupon treasury bond yield at the time of grant, a dividend yield of
         0.0 percent based on the 1999 dividend rate and an option term equal to the full ten-year stated option term. The estimated grant date value does not reflect any discount on account of vesting or forfeiture provisions or prohibitions on transfer.

         OPTION EXERCISES AND YEAR-END VALUE TABLE -- The table set forth below contains information with respect to (i) the unexercised options to purchase Common Stock or in some cases Exchangeable Shares granted in 1999 and prior years under Battle Mountain's Amended and Restated 1994 Long-Term Incentive Plan and a Hemlo Gold stock option plan to the executive officers named in the Summary Compensation Table and held by them at December 31, 1999, and (ii) the aggregate number of shares acquired by such executive officers upon the exercise during 1999 of options to purchase Common Stock or, in some cases, Exchangeable Shares.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                 SHARES                      OPTIONS HELD AT             IN-THE-MONEY OPTIONS AT
                                ACQUIRED                    DECEMBER 31, 1999              DECEMBER 31, 1999(1)
                                   ON        VALUE      ----------------------------   ---------------------------
     NAME                       EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----                       ---------   --------    -----------    -------------   -----------   -------------
Karl E. Elers.................         0    $   0        388,300          241,000      $     0        $    0
Ian D. Bayer..................         0        0        327,250          305,850            0             0
John A. Keyes.................         0        0        160,530          399,550            0             0
Ian Atkinson..................         0        0        162,750          290,950            0             0
Joseph J. Baylis..............         0        0        150,530          247,950            0             0
Phillips S. Baker, Jr.........         0        0         81,750          123,950            0             0

----------------
(1) Based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape on December 31, 1999 ($2.0625).

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

                                        PROJECTED RETIREMENT PLAN BENEFIT
                                            AT AGE 65 WITH SERVICE OF
   FINAL AVERAGE      ----------------------------------------------------------------------
  COMPENSATION(1)     15 YEARS        20 YEARS      25 YEARS        30 YEARS        35 YEARS
  ---------------     --------        --------      --------        --------        --------
       150,000         $ 37,350        $ 49,800      $ 62,250        $ 74,700        $ 87,150
       175,000           43,725          58,300        72,875          87,450         102,025
       200,000           50,100          66,800        83,500         100,200         116,900
       225,000           56,475          75,300        94,125         112,950         131,755
       250,000           62,850          83,800       104,750         125,700         146,650(2)
       300,000           75,600         100,800       126,000         151,200(2)      176,400(2)
       350,000           88,350         117,800       147,250(2)      176,700(2)      206,150(2)
       400,000          101,100         134,800       168,500(2)      202,200(2)      235,900(2)
       450,000          113,850         151,800(2)    189,750(2)      227,700(2)      265,650(2)
       500,000          126,600         168,800(2)    211,000(2)      253,200(2)      295,400(2)
       600,000          152,100(2)      202,800(2)    253,500(2)      304,200(2)      354,900(2)
       700,000          177,600(2)      236,800(2)    296,000(2)      355,200(2)      414,400(2)
       800,000          203,100(2)      270,800(2)    338,500(2)      406,200(2)      473,900(2)
       900,000          228,600(2)      304,800(2)    381,000(2)      457,200(2)      533,400(2)
     1,000,000          254,100(2)      338,800(2)    423,500(2)      508,200(2)      592,900(2)

----------------

(1) Final average compensation means the average of covered remuneration for the five consecutive years, out of the ten years immediately preceding retirement, in which the participant's covered remuneration was the highest. Covered compensation includes salary, bonus and most other compensation paid or deferred in the year (including performance unit payments under Battle Mountain's 1988 Long-Term Performance Unit Plan and Amended and Restated 1994 Long-Term Incentive Plan but excluding amounts realized from restricted stock and stock options). However, Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code") limits the annual compensation taken into account for an employee under the Retirement Plan. The compensation limit imposed by Section 401(a)(17) is $170,000 for 2000.

(2) Annual benefits under the Retirement Plan are limited to $135,000 for 2000 by Section 415 of the Code.

         Battle Mountain has established the Supplemental Executive Retirement Plan ("SERP") for all of its executive officers, including those named in the Summary Compensation Table. For all current executive officers who have not resigned or retired, the SERP provides the benefit the executive would have received under the Retirement Plan in the absence of Code limits, less the amount of the participant's benefit under the Retirement Plan. The SERP credits prior service with Noranda and its affiliates. For active employees, participation in the SERP is contingent upon receipt by Battle Mountain of a waiver and release from each participant with regard to any other supplemental unfunded pension benefits such participant might have with Battle Mountain. Messrs. Bayer, Atkinson, Baylis and Keyes had 29, 17, 13 and 24 years of credited service with Noranda and its affiliates, respectively. The SERP benefit for Messrs. Bayer, Atkinson, Baylis and Keyes will be reduced by the benefit payable under Noranda's supplemental retirement plan (the "Noranda Plan"), such that the sum of the two benefits equal the SERP benefit.

         In 1995, Battle Mountain established a split-dollar life insurance program covering certain executive officers, including those named in the Summary Compensation Table. This program provides for life insurance coverage with a death benefit of $1,500,000 for Mr. Bayer, and $750,000 each for Messrs.

Atkinson, Baylis and Keyes; with the executive to pay the term insurance portion of the premium during a specified period of at least 10 years and Battle Mountain to pay the balance as long as 10 years or until the executive reaches age 65. Mr. Baker did not participate in this program during 1999 and Mr. Bayer purchased his policy upon his retirement. Except in the event of a change-in-control, Battle Mountain retains the right to terminate premium payments under any executive officer's policy prior to the end of the specified period in case of termination of employment, or otherwise upon six months' notice. Upon death or other termination as to any executive officer, Battle Mountain will be refunded the aggregate amount of the premium payments made by it in respect of that officer's policy.

         CHANGE-IN-CONTROL ARRANGEMENTS -- Battle Mountain's change-in-control severance plan applicable to its executive officers provides that, in the event employment terminates (under the terms set forth below) as a result of a change-in-control of Battle Mountain, each such executive officer would receive a cash payment equal to two times his annual compensation. The covered officers under the plan would receive the payment as a result of involuntary termination (other than for "cause") or for resignation due to "good reason" within a period commencing 120 days prior to the change-in-control and ending three years after the change-in-control. In order to be eligible to receive a severance payment under the plan during the 120-day period prior to the change-in-control, Battle Mountain must be contemplating such change-in-control at the time of the executive officer's termination of employment. The plan also provides for continuation of group life, medical and dental insurance benefits (or equivalent thereof) for a period of 24 months after termination on the same contributory basis as such benefits are provided to active employees of Battle Mountain. Participation in this plan is contingent upon receipt by Battle Mountain of a waiver and release from each executive officer with regard to any other agreements such officer might have with Battle Mountain in connection with change-in-control severance payments and benefits.

         In addition, under the Amended and Restated 1994 Long-Term Incentive Plan, outstanding performance units which have not vested would become immediately payable at the target value of $1.00 per unit pro-rated for the portion of the performance period up to the date of the change-in-control. For outstanding performance units that have vested but for which payment has not been made, payment would be accelerated in the event of a change-in-control. The vesting of stock options granted to executive officers under the Amended and Restated 1994 Long-Term Incentive Plan would also accelerate in the event of a change-in-control.

         After a change-in-control, Battle Mountain would be required to continue making premium payments until the executive officer reaches age 65 under the split-dollar life insurance program. In addition, such executive officers would become fully vested under the SERP as a result of a change-in-control.

         In connection with the foregoing change-in-control severance plan and other change-in-control plans, programs and provisions, a "change-in-control" will occur upon (i) any person except Noranda becoming the beneficial owner of Company Securities representing 30 percent or more of the combined voting power of the then outstanding Company Securities; (ii) the first purchase of Company Securities pursuant to a tender or exchange offer (other than a tender or exchange offer made by Battle Mountain); (iii) the approval by the holders of Company Securities of a reorganization, merger, combination or consolidation, a sale or disposition of all or substantially all of Battle Mountain's assets or a plan of liquidation or dissolution of Battle Mountain, unless in each case following the consummation of such transaction more than 70 percent of the combined voting power of Company Securities outstanding prior to such consummation will continue (as Company Securities or as securities of a successor entity) to be beneficially owned by all or substantially all of the persons who were beneficial owners immediately prior thereto in substantially the same proportion; or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, provided that any new director whose election or nomination for election by the holders of Company Securities was approved in advance by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period shall be considered as though such person were a director at the beginning of the period. "Company Securities" shall mean the Common Stock of Battle Mountain and the Exchangeable Shares of Battle Mountain Canada taken together.

         The severance plan and other change-in-control plans, programs and agreements include provisions for a reduction in payment to avoid payments that are not deductible to Battle Mountain under Section 280G of the Internal Revenue Code (the "Code") or are subject to an excise tax under Section 4999 of the Code.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth in the table below is the total number of shares of Common Stock beneficially owned as of March 2, 2000, by each of Battle Mountain's directors and nominees, each of the executive officers named in the Summary Compensation Table below, holders of more than 5 percent of the shares and all directors and executive officers as a group. Except as otherwise indicated, all such shares are owned directly, and the indicated owner has sole voting and investment power with respect to such shares.

                                                                               NUMBER OF             PERCENTAGE
                  NAME                                                         SHARES                OF CLASS(+)
                  -----                                                     ------------            ------------
         Ian Atkinson.....................................................       142,316(1)               *
         Phillips S. Baker, Jr............................................        92,028(10)              *
         Ian D. Bayer.....................................................       289,716(2)               *
         Joseph J. Baylis.................................................       131,269(3)               *
         Douglas J. Bourne................................................       154,790(4)               *
         David L. Bumstead................................................    65,255,526(6)(7)          28.4%
         Delo H. Caspary..................................................        65,500(5)               *
         Charles E. Childers..............................................        21,500(8)               *
         Karl E. Elers....................................................       470,053(9)               *
         David W. Kerr....................................................    65,257,006(7)(13)         28.4%
         John A. Keyes....................................................       138,041(12)              *
         Terrence A. Lyons................................................        10,000(6)               *
         Mary Mogford.....................................................        15,000(11)              *
         William A. Wise..................................................        96,250(6)               *
         All directors and executive officers as a group
            (20 persons)..................................................    66,896,469(14)            29.1%
         Noranda Inc......................................................    65,242,526(15)            28.4%

----------------

(+) Includes Common Stock and Exchangeable Shares (which are convertible into Common Stock on a one-for-one basis).

*        Less than 1%

          Includes 2,244 Exchangeable Shares held directly through a savings
(1) plan; 3,222 Common Shares held indirectly through a savings plan; 14,800 shares of Common Stock or Exchangeable Shares issuable upon the exercise of stock options acquired under a Battle Mountain Canada option plan; and 122,050 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(2) Includes 3,406 of Exchangeable Shares held directly through a savings plan; 3,460 Common Shares held indirectly though a savings plan; 37,000 shares of Common Stock or Exchangeable Shares issuable upon the exercise of stock options acquired under a Battle Mountain Canada option plan; and 245,850 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(3) Includes 2,028 Exchangeable Shares directly owned by Mr. Baylis; 1,324 Exchangeable Shares held directly through a savings plan; 3,287 Common Shares held indirectly through a savings plan; 12,580 shares of Common Stock or Exchangeable Shares issuable upon the exercise of stock options acquired under a Battle Mountain Canada option plan; and 112,050 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(4) Includes 133,450 shares of Common Stock directly owned by Mr. Bourne, 750 shares of Common Stock jointly owned by Mr. Bourne and his wife, and 20,500 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(5) Includes 45,000 shares of Common Stock directly owned by Mr. Caspary and 20,500 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(6) Direct holdings consist of shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(7) Includes 65,241,526 shares of Exchangeable Shares and 1,000 shares of Common Stock (or approximately 28% of the shares) beneficially owned by Noranda Inc. Although the director is an executive officer, director or both of Noranda and may be deemed to be a beneficial owner of these shares, the director disclaims such beneficial ownership.

(8) Includes 2,500 Common Shares directly owned by Mr. Childers and 19,000 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(9) Includes 76,753 Common Shares directly owned by Mr. Elers and 393,300 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(10) Includes 7,684 Common Shares owned directly by Mr. Baker; 2,594 Common Shares held indirectly through a savings plan; and 81,750 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(11) Includes 2,000 of Exchangeable Shares owned directly by Ms. Mogford and 13,000 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(12) Includes 162 Exchangeable Shares held directly through a savings plan; 3,249 Common Shares held indirectly through a savings plan; 12,580 shares of Common Stock or Exchangeable Shares issuable upon the exercise of stock options acquired under a Battle Mountain Canada option plan; and 122,050 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(13) Includes 1,480 shares of Exchangeable Shares owned directly by Mr. Kerr and 13,000 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

(14) Includes 5,812 of Exchangeable Shares held indirectly through a savings plan; 1,282,300 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans; 76,960 shares of Common Stock or Exchangeable Shares issuable upon the exercise of stock options acquired under a Battle Mountain Canada option plan and 65,241,526 Exchangeable Shares beneficially owned by Noranda and 1,000 shares of Common Stock beneficially owned by Noranda. If the Shares owned by Noranda, as to which beneficial ownership is disclaimed, were excluded, then the total number of Shares beneficially owned by the group would be 1,653,943 (or 0.7%).

(15) Consists of Exchangeable Shares and Common Stock. The address of the holder is BCE Place, 181 Bay Street, Suite 4100, Toronto, Ontario M5J 2T3. These shares are owned directly by Noranda Inc., which has filed a
         Schedule 13D with several other reporting persons: Kerr Addison Mines Limited (its direct and indirect 100 percent subsidiary), Brenda Mines Ltd., EdperBrascan Corporation, and Partners Limited. All of these entities have the address shown above, except for Kerr Addison Mines and Brenda Mines, whose address is One Adelaide Street East, Suite 2700, Toronto, Ontario M5C 2Z6. The Exchangeable Shares vote through the Voting, Support and Exchange Trust Agreement, dated July 19,1996 (whose Trustee is CIBC Mellon Trust Company, 320 Bay Street, P.O. Box 1, Toronto, Ontario M5H 4A6) covering the one share of Special Voting Stock, par value $0.10 per share of Battle Mountain that is entitled to a number of votes at meetings of holders of Common Stock equal to the number of Exchangeable Shares outstanding as of the Record Date for each such meeting held by persons other than Battle Mountain and those subsidiaries of Battle Mountain precluded from voting any Common Stock under applicable Nevada law.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John A. Keyes, Battle Mountain's President and Chief Operating Officer, received an interest-free loan on his principal residence from Hemlo Gold in November 1995. The loan was subsequently replaced with an interest-free loan with Battle Mountain in November 1996. The largest amount outstanding under the loan during 1999 was $81,387, and as of February 29, 2000, $68,052 was outstanding.

         Noranda beneficially owned approximately 44 percent of Hemlo Gold's outstanding common stock prior to the consummation of the combination of Hemlo Gold with Battle Mountain (described in Items 1 and 2 of Part I hereof). As a result of such combination, Noranda became Battle Mountain's largest stockholder. As of March 2, 2000, Noranda owned 65,241,526 Exchangeable Shares and 1,000 shares of Common Stock, or approximately 28.4 percent of the aggregate outstanding shares of Common Stock and Exchangeable Shares.

         In connection with the combination of Hemlo Gold with Battle Mountain (as described in Items 1 and 2 of Part I hereof), Battle Mountain agreed to provide Noranda and Kerr Addison Mines Limited with registration rights under U.S. law and secondary cooperation rights under Canadian law with respect to its Exchangeable Shares and the Common Stock issuable in exchange therefor. These rights include up to five "demand" and an unlimited number of "piggyback" registrations. Noranda pays all of its underwriting discounts and commissions and fees of separate legal counsel. Battle Mountain pays all other expenses for the first demand registration and for any piggyback registrations that are not completed, with Noranda paying its pro rata share of expenses in other cases.

         Battle Mountain holds investments in affiliated companies of Noranda that at December 31, 1999 were carried on Battle Mountain's books at their cost of $1.6 million. Battle Mountain received dividends on these investments in the aggregate amount of $229,000 in 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS:

                  As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page 46 of this Annual Report on Form 10-K.

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

         (b)      REPORTS ON FORM 8-K:

                  Two reports on Form 8-K were filed during the fourth quarter of 1999.

                  The report on Form 8-K dated October 12, 1999 described (1) an amendment to the Credit Agreement by and between Battle Mountain and the Canadian Imperial Bank of Commerce and (2) the Scheme of Arrangement between Lihir Gold Limited. and Nuigini Mining Limited.

                  The report on Form 8-K dated November 1, 1999 was submitted as Battle Mountain's third quarter earnings release.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BATTLE MOUNTAIN GOLD COMPANY

                                       By: /s/ John A. Keyes
                                          --------------------------------------
                                           President and Chief Operating Officer


                                       Date:   March 22, 2000


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Keyes his attorney-in-fact for him or her in any and all capacities, to execute any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                     TITLE                               DATE
---------                                     -----                               ----
(a) (Acting) Principal Executive Officer

/s/ Karl E. Elers                             Acting Chief Executive              March 22, 2000
-----------------------------------------     Officer and Chairman
    Karl E. Elers                             of the Board

(b) Principal Financial Officer

/s/ Phillips S. Baker, Jr.                    Vice President                      March 22, 2000
-----------------------------------------     and Chief Financial
    Phillips S. Baker, Jr.                    Officer

(c) Principal Accounting Officer

/s/ Jeffrey L. Powers                         Vice President and Controller       March 22, 2000
-----------------------------------------     (Chief Accounting Officer)
    Jeffrey L. Powers


SIGNATURE                                     TITLE                               DATE
---------                                     -----                               ----

(d) Other Directors


/s/ Ian D. Bayer                              Director                            March 22, 2000
-----------------------------------------
    Ian D. Bayer


/s/ Douglas J. Bourne                         Director                            March 22, 2000
-----------------------------------------
    Douglas J. Bourne


/s/ David L. Bumstead                         Director                            March 22, 2000
-----------------------------------------
    David L. Bumstead


/s/ Delo H. Caspary                           Director                            March 22, 2000
-----------------------------------------
    Delo H. Caspary


/s/ Charles E. Childers                       Director                            March 22, 2000
-----------------------------------------
    Charles E. Childers


/s/ David W. Kerr                             Director                            March 17, 2000
-----------------------------------------
    David W. Kerr


/s/ Terrence A. Lyons                         Director                            March 22, 2000
-----------------------------------------
    Terrence A. Lyons


/s/ Mary Mogford                              Director                            March 22, 2000
-----------------------------------------
    Mary Mogford


/s/ William A. Wise                           Director                            March 22, 2000
-----------------------------------------
    William A. Wise

                               INDEX OF EXHIBITS

Exhibit No.  Document
----------   --------
  *2(a)     -- Plan of Arrangement of Hemlo Gold Mines Inc. under Section 182 of the Business Corporations Act (Ontario) (Annex D to Exhibit
               20(a), Joint Management Information Circular and Proxy
               Statement, to the Company's Current Report on Form 8-K dated
               June 11, 1996; File No. 1-9666).

  *2(b)     -- Combination Agreement effective as of March 11, 1996 by and between the Company and Hemlo Gold Mines Inc. (Annex C to
               Exhibit 20(a), Joint Management Information Circular and Proxy
               Statement, to the Company's Current Report on Form 8-K dated
               June 11, 1996; File No. 1-9666).

  *3(a)     -- Restated Articles of Incorporation of the Company, as amended and restated through July 19, 1996 (Exhibit 3(a) to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1996; File No. 1-9666).

  *3(b)     -- Certificate of Resolution Establishing Designation,
               Preferences and Rights of $3.25 Convertible Preferred Stock
               (Exhibit 4(b) to the Company's Current Report on Form 8-K
               dated July 19, 1996; File No. 1-9666).

  *3(c)     -- Certificate of Amendment of Certificate of Resolution
               Establishing Designation, Preferences and Rights of Series A
               Junior Participating Preferred Stock (Exhibit 4(c) to the
               Company's Current Report on Form 8-K dated July 19, 1996; File
               No. 1-9666).

  *3(d)     -- Bylaws of the Company, as amended through March 21, 1997
               (Exhibit 3(d) to the Company's Annual Report on Form 10-K/A
               for the year ended December 31, 1996; File No. 1-9666).

  *4(a)(1)  -- Rights Agreement, dated November 10, 1988, as amended and restated as of July 19, 1996, between the Company and The Bank of New York, as Rights Agent (Exhibit 4(e) to the Company's
               Current Report on Form 8-K dated July 19, 1996; File No.
               1-9666).

  *4(a)(2)  -- Third Amendment to Rights Agreement, dated and effective as of
               November 10, 1998, between the Company and The Bank of New
               York, as Rights Agent (Exhibit 4(a)(2) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1998; File
               No. 1-9666).

  *4(b)     -- Voting, Support and Exchange Trust Agreement dated as of July
               19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC
               Mellon Trust Company (as successor to The R-M Trust Company)
               (Annex E to Exhibit 20(a), Joint Management Information
               Circular and Proxy Statement, to the Company's Current Report
               on Form 8-K dated June 11, 1996; File No. 1-9666).


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

 +10(a)(1)  -- Battle Mountain Gold Company 2000 Deferred Income Stock Option
               Plan.

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

+o10(c)(1) --  Specimen of Waiver and Release Agreements dated July 19, 1999 between the Company and certain executive officers regarding certain benefits payable in the event of a change in control of the Company.

+*10(c)(2) --  Battle Mountain Gold Company Change In Control Severance Plan,
               effective December 2, 1997 (Exhibit 10(c)(2) to the Company's
               Annual Report on Form -K for the year ended December 31, 1997;
               File No. 1-9666).

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


 +10(f)(3)  -- Second Amendment to Battle Mountain Gold Company's
               Non-Qualified Stock Option Plan for Outside Directors effective December 2, 1997.

 +10(f)(4)  -- Third Amendment to Battle Mountain Gold Company's
               Non-Qualified Stock Option Plan for Outside Directors effective February 2, 1999.

  *10(g)   --  Heads of Agreement, dated March 23, 1989, among the Company,
               Niugini Mining Limited and the individuals listed on the
               signature page thereto (Exhibit 10(k) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1988; File
               No. 1-9666).

 +*10(h)(1) -- Amended and Restated 1994 Long-Term Incentive Plan of Battle
               Mountain Gold Company, as of January 1, 1997 (Appendix B to the Company's definitive Proxy Statement dated March 28, 1997 and filed with the Commission on March 28, 1997; File No.
               1-9666).

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

 +*10(h)(5) -- Specimen of the Company's 1994 Long-Term Incentive Plan
               Performance Unit Agreement (Exhibit 10(n)(5) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended December
               31, 1994; File No. 1-9666).

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

 +*10(j)(1) -- Battle Mountain Gold Company Supplemental Executive Retirement
               Plan As Amended and Restated December 2, 1997 (Exhibit
               10(j)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998; File No. 1-9666).

+o*10(j)(2) -- Specimen of the Company's Supplemental Executive Retirement
               Plan Agreement (Exhibit 10(b) to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1995;
               File No. 1-9666).

  *10(k)    -- Registration Rights Agreement, dated as of July 19, 1996, between Noranda Inc., Kerr Addison Mines Limited and the
               Company (Exhibit 10(a) to the Company's Current Report on Form
               8-K dated July 19, 1996; File No. 1-9666).

  +10(l)    -- Agreement for Consulting Services effective as of May 1, 1999 between the Company and Karl E. Elers, and a letter extending the term of the agreement.

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

  *10(p)(1) -- Credit Agreement, including pertinent supporting exhibits thereof, dated October 1, 1999, between Canadian Imperial Bank of Commerce and Battle Mountain Canada Ltd. (Exhibit 10 to the
               Company's Current Report on Form 8-K dated October 11, 1999).

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