Form 10-Q/A
period 1999-09-30
BATTLE MOUNTAIN GOLD CO
filed 2000-05-15
CIK 771498

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

         Number of shares of Common Stock outstanding as of the latest practicable date, April 30, 2000: 131,526,469. In addition, as of such date, there were outstanding 98,359,948 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX


                                                                       Page
Part I.  Financial Information (Unaudited)                             ----

  Condensed Consolidated Statement of Operations
     for the three and nine months ended September 30, 1999 and 1998     2

  Condensed Consolidated Balance Sheet
     at September 30, 1999 and December 31, 1998                         3

  Condensed Consolidated Statement of Cash Flows
     for the nine months ended September 30, 1999 and 1998               4

  Notes to Condensed Consolidated Financial Statements                   5

  Supplemental Information - Operating Data                             13

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          15

Quantitative and Qualitative Disclosures about Market Risk              20

Part II. Other Information                                              20


RESTATEMENT

After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining.

For the purpose of this Form 10-Q/A, Battle Mountain Gold has amended and restated in its entirety the Form 10-Q for the quarterly period ended September 30, 1999 originally filed. In order to preserve the nature and character of the disclosures as of November 15, 1999, the date on which the 1999 Form 10-Q for the quarterly period ended September 30, 1999 was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the effects of the restatement.

PART I.             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended      Nine months ended
                                                                    September 30           September 30
                                                               --------------------   ----------------------
MILLIONS, EXCEPT PER SHARE AMOUNTS                                1999       1998        1999        1998
-----------------------------------                            ---------  ---------   ---------   ---------
                                                             (as restated)          (as restated)
Sales                                                           $  54.6     $ 70.0     $ 161.8     $ 217.2
                                                                --------    -------    --------    --------
Costs and expenses
   Production costs                                                35.8       39.2       107.4       122.6
   Depreciation, depletion and amortization                        16.6       19.9        46.8        62.4
   Exploration, evaluation & other lease costs, net                 3.9        3.5        13.1        16.3
   General and administrative expenses                              4.5        3.7        11.9        11.1
   Environmental remediation charges (Note 3)                       9.5          -         9.5           -
                                                                --------    -------    --------    --------
         Total costs and expenses                                  70.3       66.3       188.7       212.4
                                                                --------    -------    --------    --------

Operating income (loss)                                           (15.7)       3.7       (26.9)        4.8

   Interest expense                                                (3.7)      (4.5)      (11.2)      (13.9)
   Interest income                                                  1.6        2.7         5.2         8.7
   Foreign currency exchange gain (loss), net                       0.1       (7.2)        6.9       (12.6)
   Minority interest in net loss (income)                             -          -         4.0        (1.3)
   Equity in income (losses) and impairment of Lihir (Note 2)       0.2       (1.8)      (26.2)       (4.5)
   Other income (expense), net                                      0.5       (0.2)        1.3         0.2
                                                                --------    -------    --------    --------

Loss before income taxes                                          (17.0)      (7.3)      (46.9)      (18.6)

   Income tax benefit                                               1.0        1.8         3.2         5.4
   Mining tax expense                                              (2.1)      (2.2)       (2.4)       (5.4)
                                                                --------    -------    --------    --------

Net loss                                                          (18.1)      (7.7)      (46.1)      (18.6)
    Preferred dividends                                             1.9        1.9         5.6         5.6
                                                                --------    -------    --------    --------

Net loss to common shares                                       $ (20.0)    $ (9.6)    $ (51.7)    $ (24.2)
                                                                ========    =======    ========    ========

Loss per common share - basic and diluted (Note 4)              $  (.09)    $ (.04)    $  (.22)    $  (.11)
                                                                ========    =======    ========    ========

Dividends per common share                                      $     -     $ .025     $     -     $  .050
                                                                ========    =======    ========    ========
Average common shares outstanding for loss
   per share purposes - basic and diluted                         229.9      229.8       229.9       229.8
                                                                ========    =======    ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

                                                                September 30,  December 31,
                                                                    1999          1998
                                                                -------------  ------------
MILLIONS                                                        (as restated)  (as restated)
--------
Assets
   Current assets
     Cash and cash equivalents                                      $ 92.0         $197.2
     Restricted cash                                                   0.4            7.7
     Accounts and notes receivable                                    12.6           14.8
     Product inventories                                               7.9            8.9
     Materials and supplies, at average cost                          25.4           23.6
     Other current assets                                              3.2            2.7
                                                                  --------        -------
         Total current assets                                        141.5          254.9

   Investments (Notes 2 and 6)                                       133.9          168.7

   Property, plant and equipment, net                                339.5          341.9

   Restricted cash (Note 7)                                           40.0            0.7

   Other assets                                                       14.9           20.4
                                                                  --------        -------
Total assets                                                        $669.8         $786.6
                                                                  ========        =======

Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings                                          $    -         $ 14.9
     Current maturities of long-term debt (Note 7)                     2.7           37.5
     Debt due upon disposal of Lihir (Note 7)                         30.0              -
     Accounts payable                                                 14.8           14.5
     Income and mining taxes payable                                  13.6           23.9
     Other current liabilities                                        16.2           14.9
                                                                  --------        -------
         Total current liabilities                                    77.3          105.7

   Long-term debt (Note 7)                                           176.8          203.6
   Deferred income and mining taxes                                   67.6           72.0
   Other liabilities (Note 3)                                         61.6           50.3
                                                                  --------        -------
         Total liabilities                                           383.3          431.6

   Minority interest                                                  93.3          107.3

   Commitments and contingencies (Notes 3, 8 and 11)                     -              -

   Shareholders' equity (Note 5)                                     193.2          247.7
                                                                  --------        -------

Total liabilities and shareholders' equity                          $669.8         $786.6
                                                                  ========        =======


  The accompanying notes are an integral part of these financial statements.

                      BATTLE MOUNTAIN GOLD COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)


                                                                     Nine months ended
                                                                       September 30
                                                                ---------------------------
MILLIONS                                                            1999           1998
--------                                                        -------------  ------------
                                                                (as restated)
Cash flows from operating activities
   Net loss                                                        $ (46.1)       $ (18.6)
   Adjustments to reconcile net loss to cash
     flows from operating activities:
       Depreciation, depletion and amortization                       46.8           62.4
       Environmental remediation charges (Note 3)                      9.5              -
       Deferred income taxes                                          (2.8)         (16.8)
       Foreign currency exchange loss (gain), net                     (6.9)          12.6
       Equity in losses and impairment of Lihir (Note 2)              26.2            4.5
       Change in working capital accounts, net                        (5.0)          13.3
       Other, net                                                     (5.2)           4.7
                                                                   --------       --------
Net cash flows provided by operating activities                       16.5           62.1
                                                                   --------       --------
Cash flows from investing activities
   Capital expenditures                                              (37.3)         (37.9)
   Crown Butte liquidating dividend to minority shareholders         (11.0)             -
   Proceeds from sale of assets                                       11.3            1.9
   New World settlement                                                  -           34.9
   Investment in Lihir Gold Limited                                      -          (11.5)
   Other, net                                                         (2.9)           1.4
                                                                   --------       --------
Net cash flows used in investing activities                          (39.9)         (11.2)
                                                                   --------       --------

Cash flows from financing activities
   Debt repayments                                                   (30.8)         (30.0)
   Decrease in short-term borrowings                                 (14.9)          (4.9)
   Cash dividend payments                                             (5.6)         (17.1)
   Decrease (increase) in restricted cash                            (32.0)           8.7
   Other, net                                                          0.1            0.3
                                                                   --------       --------

Net cash flows used in financing activities                          (83.2)         (43.0)
                                                                   --------       --------

Effect of exchange rate changes on cash and cash equivalents           1.4            0.3
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                (105.2)           8.2
Cash and cash equivalents at beginning of period                     197.2          185.0
                                                                   --------       --------

Cash and cash equivalents at end of period                         $  92.0        $ 193.2
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

After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining. See Note 12 for the principal effects of this restatement.

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

In the first half of 1999, Battle Mountain Gold recorded $23.4 million of impairment losses ($20.2 million net of minority interest) related to Niugini Mining's investment in Lihir as a result of decreases in the market value of the Lihir stock. These decreases in value were considered to be other than temporary decreases.

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

Note 5.  Comprehensive Loss

Battle Mountain Gold's comprehensive loss follows:


                                                Three months ended           Nine months ended
                                                   September 30                 September 30
                                               ---------------------        ---------------------
MILLIONS                                          1999        1998             1999        1998
--------                                       ---------   ---------        ---------   ---------
Net loss                                       $ (18.1)    $  (7.7)         $ (46.1)    $ (18.6)
Foreign currency translation adjustments          (2.1)        4.4             (4.1)        4.6
                                               ---------   ---------        ---------   ---------
Comprehensive loss                             $ (20.2)    $  (3.3)         $ (50.2)    $ (14.0)
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

Note 9.  Summarized Financial Information

The following summarized information of Battle Mountain Canada is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable
Shares:

                                Three months ended            Nine months ended
                                   September 30                  September 30
                              ----------------------       ----------------------
MILLIONS                        1999          1998           1999           1998
--------                      --------      --------       --------       -------
Sales                         $  31.9       $  38.2        $  88.9        $ 115.7
Costs and expenses               31.2          28.3           89.1           94.3
                              --------      --------       --------       -------
Operating income (loss)       $   0.7       $   9.9        $  (0.2)       $  21.4
                              ========      ========       ========       =======
Net loss                      $  (1.0)      $  (1.6)       $ (18.4)       $  (4.2)
                              ========      ========       ========       =======

Summarized financial information of Lihir Gold Limited follows:

                                        Three months ended         Nine months ended
                                          September 30                September 30
                                        -----------------          -----------------
MILLIONS                                 1999      1998              1999     1998
--------                                -------   -------          -------   -------
Sales                                   $ 66.3    $ 43.3           $163.6    $ 134.2
Costs and expenses                        51.6      36.8            144.3      106.0
                                        -------   -------          -------   -------
Operating income (loss)                 $ 14.7    $  6.5           $ 19.3    $  28.2
                                        =======   =======          =======   =======
Net loss                                $  4.5    $ (0.7)          $ (2.1)   $   3.4
                                        =======   =======          =======   =======

Note 10.  Geographic and Segment Information

Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:


                                                  Golden      Kori                   Battle      Vera /     Crown      Corp &
MILLIONS                               Total      Giant      Kollo      Holloway    Mountain     Nancy      Jewel       Other
--------                              -------     -------   -------     -------     --------     ------    -------     -------
THREE MONTHS ENDED SEPT. 30, 1999
Gross revenues                        $ 54.6      $ 25.1     $ 18.8      $  6.8      $    -      $  3.9     $    -     $    -
Operating expenses                      60.8        18.1       22.3         9.9        (0.1)        2.4          -        8.2
Environmental remediation                9.5           -          -           -           -           -          -        9.5
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                (15.7)     $  7.0     $ (3.5)     $ (3.1)     $  0.1      $  1.5     $    -     $(17.7)
                                                  =======   =======     =======     ========     ======    =======     =======

Equity in income and impairment
  of Lihir                               0.2

Other expenses, net                     (1.5)
                                      -------
Loss before income taxes              $(17.0)
                                      =======

THREE MONTHS ENDED SEPT. 30, 1998
Gross revenues                        $ 70.0      $ 30.1     $ 24.9      $  5.8      $  3.6      $  3.3     $    -     $  2.3
Operating expenses                      66.3        17.6       28.3         6.3         3.0         2.2          -        8.9
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                  3.7      $ 12.5     $ (3.4)     $ (0.5)     $  0.6      $  1.1     $    -     $ (6.6)
                                                  =======   =======     =======     ========     ======    =======     =======

Equity in losses and impairment
  of Lihir                              (1.8)

Other expenses, net                     (9.2)
                                      -------
Loss before income taxes              $ (7.3)
                                      =======

NINE MONTHS ENDED SEPT. 30, 1999
Gross revenues                        $161.8      $ 69.9     $ 60.9      $ 19.0      $    -      $ 12.0     $    -     $    -
Operating expenses                     179.2        56.5       67.2        24.9        (0.3)        7.0          -       23.9
Environmental remediation                9.5           -          -           -           -           -          -        9.5
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                (26.9)     $ 13.4     $ (6.3)     $ (5.9)     $  0.3      $  5.0     $    -     $(33.4)
                                                  =======   =======     =======     ========     ======    =======     =======

Equity in losses and impairment
  of Lihir                             (26.2)

Other income, net                        1.4
                                      -------
Loss before income taxes              $(51.7)
                                      =======

NINE MONTHS ENDED SEPT. 30, 1998
Gross revenues                        $217.2      $ 88.1     $ 78.0      $ 17.0      $ 12.9      $ 10.6     $    -     $ 10.6
Operating expenses                     212.4        54.6       86.4        20.1         9.6         6.2          -       35.5
                                      -------     -------   -------     -------     --------     ------    -------     -------
Operating income (loss)                  4.8      $ 33.5     $ (8.4)     $ (3.1)     $  3.3      $  4.4     $    -     $(24.9)
                                                  =======   =======     =======     ========     ======    =======     =======

Equity in losses and impairment
  of Lihir                              (4.5)

Other expenses, net                    (18.9)
                                      -------
Loss before income taxes              $(18.6)
                                      =======

TOTAL ASSETS - SEPT. 30, 1999         $669.8      $126.2     $ 86.5      $ 76.5      $ 51.6      $ 31.4     $ 34.9     $262.7
                                      =======     =======   =======     =======     ========     ======    =======     =======
TOTAL ASSETS - DEC. 31, 1998          $786.6      $144.6     $107.9      $ 79.7      $ 42.4      $ 24.8     $ 31.8     $355.4
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

Note 12.  Restatement

After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining.

The following sets forth the effects of the restatement on Battle Mountain's accompanying consolidated statement of operations, balance sheet and statement of cash flows:

           CONDENSED CONSOLIDATED STATEMENT                      Three months ended             Nine months ended
             OF OPERATIONS (UNAUDITED)                           September 30, 1999            September 30, 1999
                                                                 ------------------            ------------------
                                                                           As Previously                 As Previously
     MILLIONS, EXCEPT PER SHARE AMOUNTS                       As Restated     Reported       As Restated    Reported
     ----------------------------------                       -----------     --------       -----------    --------
     Sales                                                     $   54.6       $   54.6         $ 161.8      $ 161.8
                                                               --------       --------         -------      -------

     Costs and expenses
        Production costs                                           35.8           36.1           107.4        109.0
        Depreciation, depletion and amortization                   16.6           16.6            46.8         46.8
        Exploration, evaluation & other lease costs, net            3.9            3.9            13.1         13.1
        General and administrative expenses                         4.5            4.3            11.9         11.3
        Environmental remediation charges                           9.5            9.5             9.5          9.5
        Loss (gain) related to assets held for sale                   -           (6.6)              -         13.3
                                                               --------       --------         -------      -------
              Total costs and expenses                             70.3           63.8           188.7        203.0
                                                               --------       --------         -------      -------

     Operating loss                                               (15.7)          (9.2)          (26.9)       (41.2)

        Interest expense                                           (3.7)          (3.7)          (11.2)       (11.2)
        Interest income                                             1.6            0.9             5.2          3.3
        Foreign currency exchange gain, net                         0.1            0.1             6.9          6.9
        Minority interest in net loss                                 -            0.5             4.0          1.1
        Equity in income (losses) and impairment of Lihir           0.2              -           (26.2)           -
        Other income, net                                           0.5            0.4             1.3          0.9
                                                               --------       --------         -------      -------

     Loss before income taxes                                     (17.0)         (11.0)          (46.9)       (40.2)

        Income tax benefit                                          1.0            1.0             3.2          3.2
        Mining tax expense                                         (2.1)          (2.1)           (2.4)        (2.4)
                                                               --------       --------         -------      -------
     Net loss                                                     (18.1)         (12.1)          (46.1)       (39.4)
         Preferred dividends                                        1.9            1.9             5.6          5.6
                                                               --------       --------         -------      -------

     Net loss to common shares                                 $  (20.0)      $  (14.0)        $ (51.7)     $ (45.0)
                                                               ========       ========         =======      =======

     Loss per common share - basic and diluted                 $   (.09)      $   (.06)        $  (.22)     $  (.20)
                                                               ========       ========         =======      =======

     Average common shares outstanding for loss
        per share purposes - basic and diluted                    229.9          229.9           229.9        229.9
                                                               ========       ========         =======      =======


CONSOLIDATED BALANCE SHEET                                  September 30, 1999              December 31, 1998
      (UNAUDITED)                                           ------------------              -----------------
                                                                            As                              As
                                                                        Previously                      Previously
MILLIONS                                               As Restated       Reported       As Restated      Reported
--------                                               -----------       --------       -----------      --------
ASSETS
Current assets
   Cash and cash equivalents                             $    92.0       $    38.8      $   197.2      $   147.6
   Restricted cash                                             0.4             0.4            7.7            7.7
   Accounts and notes receivable, net                         12.6            12.0           14.8           13.8
   Product inventories                                         7.9             7.8            8.9            8.9
   Materials and supplies, net                                25.4            25.2           23.6           23.4
   Assets held for sale                                          -            95.0              -          108.3
   Other current assets                                        3.2             3.2            2.7            2.7
                                                         ---------       ---------      ---------      ---------
      Total current assets                                   141.5           182.4          254.9          312.4

Investments                                                  133.9            10.8          168.7           19.4
Property, plant and equipment, net                           339.5           339.5          341.9          341.9
Restricted cash                                               40.0            40.0            0.7              -
Other assets                                                  14.9            14.9           20.4           20.4
                                                         ---------       ---------      ---------      ---------

Total Assets                                             $   669.8       $   587.6      $   786.6      $   694.1
                                                         =========       =========      =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                                 $       -       $       -      $    14.9      $    14.9
   Current maturities of long-term debt                        2.7             2.7           37.5           37.0
   Debt due upon disposal of Lihir                            30.0            30.0              -              -
   Accounts payable                                           14.8            14.8           14.5           14.3
   Income and mining taxes payable                            13.6            13.6           23.9           23.9
   Other current liabilities                                  16.2            14.3           14.9           12.9
                                                         ---------       ---------      ---------      ---------
      Total current liabilities                               77.3            75.4          105.7          103.0

Long-term debt                                               176.8           176.8          203.6          203.6
Deferred income and mining taxes                              67.6            67.6           72.0           72.0
Other liabilities                                             61.6            61.5           50.3           50.1
                                                         ---------       ---------      ---------      ---------
      Total Liabilities                                      383.3           381.3          431.6          428.7

Minority interest                                             93.3             6.4          107.3           17.7

Commitments and contingencies                                    -               -              -              -

Shareholders' equity                                         193.2           199.9          247.7          247.7
                                                         ---------       ---------      ---------      ---------

Total Liabilities and Shareholders' Equity               $   669.8       $   587.6      $   786.6      $   694.1
                                                         =========       =========      =========      =========


     CONDENSED CONSOLIDATED STATEMENT                                              Nine months ended
      OF CASH FLOWS (UNAUDITED)                                                   September 30, 1999
                                                                                  ------------------
                                                                                               As Previously
     MILLIONS                                                              As Restated           Reported
     --------                                                              -----------           --------
     Cash flows from operating activities
        Net loss                                                              $  (46.1)          $ (39.4)
        Adjustments to reconcile net loss to cash
          flows from operating activities:
            Depreciation, depletion and amortization                              46.8              46.8
            Environmental remediation charges                                      9.5               9.5
            Deferred income taxes                                                 (2.8)             (2.8)
            Foreign currency exchange gain, net                                   (6.9)             (6.9)
            Loss related to assets held for sale                                     -              13.3
            Equity in losses and impairment of Lihir                              26.2                 -
            Change in working capital accounts, net                               (5.0)             (5.9)
            Other, net                                                            (5.2)             (1.0)
                                                                              --------           -------

     Net cash flows provided by operating activities                              16.5              13.6
                                                                              --------           -------

     Cash flows from investing activities
        Capital expenditures                                                     (37.3)            (37.3)
        Crown Butte liquidating dividend to minority shareholders                (11.0)            (11.0)
        Proceeds from sale of assets                                              11.3              11.3
        Other, net                                                                (2.9)             (2.9)
                                                                              --------           -------

     Net cash flows used in investing activities                                 (39.9)            (39.9)
                                                                              --------           -------

     Cash flows from financing activities
        Debt repayments                                                          (30.8)            (30.8)
        Decrease in short-term borrowings                                        (14.9)            (14.9)
        Cash dividend payments                                                    (5.6)             (5.6)
        Increase in restricted cash                                              (32.0)            (32.7)
        Other, net                                                                 0.1               0.1
                                                                              --------           -------

     Net cash flows used in financing activities                                 (83.2)            (83.9)
                                                                              --------           -------

     Effect of exchange rate changes on cash and cash equivalents                  1.4               1.4
                                                                              --------           -------

     Net decrease in cash and cash equivalents                                  (105.2)           (108.8)
     Cash and cash equivalents at beginning of period                            197.2             147.6
                                                                              --------           -------

     Cash and cash equivalents at end of period                               $   92.0          $   38.8
                                                                              ========          ========

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

(3) Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as Battle Mountain Gold had made the decision to dispose of its investment in Niugini Mining effective December 31, 1998.

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

After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining. See Note 12 for the principal effects of this restatement.

OVERVIEW

Lower gold production, continued low gold prices and a nonrecurring environmental remediation charge resulted in net losses of $20.0 million and $51.7 million for the three and nine month periods ended September 30, 1999, respectively. Foreign currency exchange gains and decreased depreciation, production and exploration costs partially offset the impacts of these unfavorable items. Impairment write-downs to the investment in Lihir during the first six months of 1999 also impacted results of operations. Operating cash flows declined in the first nine months of 1999 compared to 1998 due to lower sales and gold prices and an increase in working capital. All of the decrease in available cash during the first nine months of 1999 occurred in the first six months of 1999, except for the $40.0 million reclassification of cash to restricted cash in the third quarter of 1999 as a result of the restructured loan agreement with CIBC.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Battle Mountain Gold generated cash flows of $16.5 million from operating activities during the nine months ended September 30, 1999 compared with $62.1 million for the same period in 1998. The decrease was primarily the result of lower gold prices and production, and increased working capital primarily resulting from income tax payments made in 1999.

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

RESULTS OF OPERATIONS

Battle Mountain Gold recorded net losses to common shares of $20.0 million ($.09 per share) and $51.7 million ($.22 per share) for the three and nine month periods ended September 30, 1999, respectively. This compares with losses of $9.6 million ($.04 per share) and $24.2 million ($.11 per share), respectively, for the same periods in 1998. Results of operations in the first nine months of 1999 were negatively impacted by lower gold production and prices, impairment write-downs of Niugini Mining's investment in Lihir and a non-recurring environmental remediation charge related to the San Luis property. The effect of these items was partially offset by foreign currency exchange gains and decreased depreciation and production costs.

The results of operations of the Lihir and San Cristobal mines are not included with those of Battle Mountain Gold in 1999 because Battle Mountain had made the decision to dispose of its investment in Niugini Mining effective December 31, 1998.

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

Sales decreased for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998 primarily as a result of decreased production and lower realized gold prices. Excluding Battle Mountain Gold's share of Lihir gold sales in 1998, sales volumes were 38,000 ounces lower in the third quarter of 1999 and 150,000 ounces lower in the first nine months of 1999. Lower production at Golden Giant and Kori Kollo in 1999 was attributable to lower head grades. Also contributing to the overall decrease in sales volumes in 1999 was the placing of the Battle Mountain Complex Reona mine and the Niugini Mining San Cristobal mine on care and maintenance effective January 1, 1999. Sales generated from gold production from these mines are netted against production costs for financial statement presentation purposes.

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
                                                                ====         =====         ====          ====


  RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS
  PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS*                Three months ended          Nine months ended
                                                                    September 30                September 30
                                                                --------------------       ---------------------
MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS            1999         1998          1999         1998
------------------------------------------------------          -------      -------       -------       -------
Production costs per financial statements                       $ 35.8       $ 39.2        $107.4        $122.6
Lihir production costs                                             -            3.1           -             8.3
Minority interest portion of production costs                     (1.7)        (2.5)         (5.2)         (8.5)
By-product credits included in sales                              (0.8)        (1.3)         (2.9)         (4.6)
Reclamation and mine closure costs                                (1.2)        (0.8)         (3.5)         (3.4)
Inventory change and other                                        (2.1)        (2.2)         (3.6)         (4.4)
                                                                ------       ------        ------        ------
Production costs for per ounce calculation purposes             $ 30.0       $ 35.5        $ 92.2        $110.0
                                                                ======       ======        ======        ======
Gold ounces produced, thousands                                    198          229           561           690
                                                                ======       ======        ======        ======
Total cash costs per gold ounce produced                        $  152       $  155        $  164        $  159
                                                                ======       ======        ======        ======

* Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.


Total production costs decreased in the periods shown for 1999 primarily as a result of the effects of placing the Reona and San Cristobal mines in care and maintenance. Lower costs at Kori Kollo, resulting from a cost reduction program, were offset by higher costs at Golden Giant and Holloway. Consolidated per ounce cash costs increased slightly in the nine month period in 1999 compared with 1998. Higher per ounce cash costs at Golden Giant and Kori Kollo were partially offset by decreases at Holloway and Vera/Nancy and the exclusion of Lihir from 1999 calculations. Cost increases at Golden Giant and Kori Kollo were primarily the result of lower production.

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

Minority interest in net loss increased in the nine month period in 1999 as a result of impairment losses of Lihir described below.

Equity in losses and impairment of Lihir increased in the nine months ended September 30, 1999 compared with the same period in 1998. This increase was due to $23.4 million of impairment write-downs ($20.2 million net of minority interest) recorded during the first six months of 1999 as a result of decreases in the market value of the Lihir stock. These decreases in value were considered to be other than temporary decreases.

Battle Mountain Gold's provision for income taxes for the three and nine month periods ended September 30, 1999 included benefits of $1.0 million and $3.2 million, respectively, on losses before income taxes of $17.0 million and $46.9 million, respectively. Battle Mountain Gold's effective income tax rate for the first nine months of 1999 was 8%. The effective tax rate includes the impact of recording a valuation allowance against the deferred tax assets created by operating losses in the U.S., the net loss related to assets held for sale and the net foreign currency exchange gains.

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

                                BATTLE MOUNTAIN GOLD COMPANY


Date:  May 15, 2000               /s/ Jeffrey L. Powers
                                --------------------------------
                                     Jeffrey L. Powers

                               Vice President and Controller
                                (Chief Accounting Officer)