Form 10-K/A
period 1999-12-31
BATTLE MOUNTAIN GOLD CO
filed 2000-05-15
CIK 771498

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X    NO
                                                     ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         ---

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $271 million as of April 30, 2000, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and the Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $338 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

     The number of shares outstanding of the registrant's common stock as of April 30, 2000 is 131,526,469, not including 98,859,948 shares of Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., that entitle holders to economically equivalent rights as the registrant's common stock and are exchangeable at any time into such common stock on a one-for-one basis.

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

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......................... 45

         Item 8.    Financial Statements and Supplementary Data........................................ 46

         Item 9.    Change in and Disagreements with Accountants on Accounting and Financial
                    Disclosure......................................................................... 76

    PART III
         Item 10.   Directors and Executive Officers of the Registrant................................. 76

         Item 11.   Executive Compensation............................................................. 77

         Item 12.   Security Ownership of Certain Beneficial Owners and Management..................... 83

         Item 13.   Certain Relationships and Related Transactions..................................... 84

    PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 85

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

RESTATEMENT

     After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining. See Note 19 of Notes to Consolidated Financial Statements under Item 8 for the principal effects of this restatement.

     For the purpose of this Form 10-K/A, Battle Mountain Gold has amended and restated in its entirety the 1999 Form 10-K orignally filed. In order to preserve the nature and character of the disclosures as of March 23, 2000, the date on which the 1999 Form 10-K was originally filed, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as required to reflect the effects of the restatement.


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

         The Company's attributable gold production was 770,000 ounces in 1999 as compared with 889,000 ounces in 1998; however, our attributable gold production in 1998 included a total of 64,000 ounces attributable to the Company's interest in Lihir and San Cristobal mines. Our attributable percentage of mine production in the Lihir and San Cristobal mines is not included in the 770,000 ounces of gold produced in 1999 as the Company had made the decision to dispose of its investment in Niugini Mining effective December 31, 1998. See "-Niugini Mining-Lihir Gold Limited".

         See Note 13 of Notes to Consolidated Financial Statements under Item 8 for information on the Company's revenues, operating income and assets by geographic segment.

AGGREGATE OPERATING DATA

     The following table provides aggregate operating data for all operating mines for 1999 and 1998. Although production from residual heap leaching continued throughout 1999, production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as the Company had made the decision to dispose of its investment in Niugini Mining effective December 31, 1998.

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
--------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 1999, current and prior period production costs are presented on an ounces-produced basis, versus an ounces-sold basis as previously reported. Cash production costs are presented in accordance with guidelines established by The Gold Institute. Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and therefore are not included in these cost calculations.
(2) Includes the Reona, Lihir and San Cristobal mines. Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as Battle Mountain had made a decision to dispose of its investment in Niugini
     Mining effective December 31, 1998.
(3) Includes the Phoenix project and assumes permitting and approvals of that project.
(4) No proven and probable reserves are attributed to the Crown Jewel project for 1999 due to an adverse ruling by an administrative tribunal relating to certain permits required for the project as proposed and uncertainties arising therefrom.

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
   ------------------------------------------------------------------------------------------

                  (1) Includes the Reona and San Cristobal mines. Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the San Cristobal mine is not included in 1999 as Battle Mountain had made a decision to dispose of its investment in Niugini Mining effective December 31, 1998.
                  (2) Includes the Phoenix project and assumes permitting and approvals of that project.
                  (3) No proven and probable reserves are attributed to the
                      Crown Jewel project for 1999 due to an adverse ruling by an administrative tribunal relating to certain permits required for the project as proposed and uncertainties arising therefrom.

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

NIUGINI MINING-LIHIR GOLD LIMITED

         Battle Mountain Canada owned approximately 50.45% of Niugini Mining Limited, hereinafter referred to as "Niugini Mining", a Papua New Guinea company publicly traded on the Australian Stock Exchange. Niugini Mining in turn owned and operated the San Cristobal mine where gold continued to be recovered as a result of residual heap leaching and the Red Dome mine where reclamation activities were nearing completion. Niugini Mining also owned a 14.91% interest in Lihir Gold Limited, hereinafter referred to as "Lihir", which owns the Lihir mine in Papua New Guinea. The Lihir mine is located on the east coast of Lihir Island, 375 miles northeast of mainland Papua New Guinea. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties." At December 31, 1998 Battle Mountain made a decision to dispose of its interest in Niugini Mining. On October 6, 1999 Niugini Mining and Lihir announced a plan to merge the two companies by way of a scheme of arrangement in accordance with the laws of Papua New Guinea. In anticipation of the completion of the transaction with Lihir, Niugini Mining sold its interests in the San Cristobal mine and the Red Dome mine. The merger with Lihir Gold was effective February 2, 2000, the result of which is that Battle Mountain Canada now owns a direct 9.74% equity interest in Lihir. Battle Mountain Canada has agreed not to sell its shares in Lihir Gold on market for a period of three months from February 2, 2000.

         Asset write-downs in 1999 related to the decrease in the value of Niugini Mining's investment in Lihir totaled $76.2 million ($46.8 million net of minority interest). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

EMPLOYEES

         The number of full-time employees of the Company (including employees of majority-owned subsidiaries other than Niugini Mining) at December 31, 1999 was 1,282.

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

                                                                       YEARS ENDED DECEMBER 31

MILLIONS, EXCEPT PER SHARE AMOUNTS                      1999 (1,6)    1998 (2,6)   1997 (3)     1996 (4)     1995
----------------------------------                      ----------    ----------   --------     --------     ----
                                                      (as restated) (as restated)
INCOME STATEMENT:

Sales                                                   $    228     $    277     $    345     $    424     $    401
                                                         =======      =======      =======      =======      =======
Operating income (loss)                                 $    (63)    $   (110)    $     (3)    $    (43)    $     44
                                                         =======      =======      =======      =======      =======

Income (loss) before cumulative effect of accounting
  change                                                $   (119)    $   (241)    $     (5)    $    (74)    $     30
Cumulative effect of accounting change, net (5)               -            -            (4)          -            -
                                                         -------      -------      -------      -------      -------
Net income (loss)                                           (119)        (241)          (9)         (74)          30
Preferred dividends                                            8            8            8            8            8
                                                         -------      -------      -------      -------      -------
Net income (loss) to common shares                      $   (127)    $   (249)    $    (17)    $    (82)    $     22
                                                         =======      =======      =======      =======      =======

Per common share
     Earnings (loss) - basic and diluted                $   (.55)    $  (1.08)    $   (.07)    $   (.36)    $    .10
                                                         =======      =======      =======      =======      =======
     Cash dividends                                     $     -      $    .05     $    .05     $    .07     $    .08
                                                         =======      =======      =======      =======      =======


                                                                                 DECEMBER 31

                                                         1999 (6)     1998 (6)       1997         1996         1995
                                                         --------     --------       ----         ----         ----
BALANCE SHEET:

Total assets                                            $    569     $    787     $  1,093     $  1,037     $  1,142
                                                         =======      =======      =======      =======      =======
Long-term debt, less current maturities                 $    177     $    204     $    241     $    139     $    169
                                                         =======      =======      =======      =======      =======
Shareholders' equity                                    $    119     $    248     $    506     $    538     $    629
                                                         =======      =======      =======      =======      =======


(1) Includes a $76.2 million impairment loss ($46.8 million net of minority interest) related to an investment in Lihir, a $35.9 million write-off of Crown Jewel assets, a $9.5 million environmental remediation charge at San Luis and a $7.7 million net charge related to deferred tax assets.

(2) Includes the following impairment write-downs: Lihir, $90.0 million; Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million.

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

(6) The financial data as of and for the years ended December 31, 1999 and 1998 has been restated as described in Note 19 of Notes to Consolidated Financial Statements in Item 8.

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

OVERVIEW

         Lower gold prices and fewer ounces of attributable gold production decreased cash flows from operating activities compared with 1998. A $76.2 million impairment loss ($46.8 million after minority interest) related to the market value of the investment in Lihir, a $35.9 million non-cash write-off of the Crown Jewel project and a $9.5 million environmental remediation charge contributed significantly to a $126.9 million, or $0.55 per share, net loss to common shares. This compares with a $248.8 million, or $1.08 per share, net loss in 1998 and a $16.3 million, or $.07 per share, net loss in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $91.0 million at December 31, 1999. Of this, Battle Mountain Canada held $22.0 million and Niugini Mining held $54.7 million. An additional $40.0 million of restricted cash was held by Battle Mountain Gold Company for a loan facility. See "Financing Activities" for further discussion.

OPERATING ACTIVITIES

         Cash flows of $32.5 million, $82.8 million and $61.2 million were generated from operating activities in 1999, 1998 and 1997, respectively. Lower gold prices and production and higher tax payments, partially offset by lower exploration and production costs, decreased cash flows in 1999. The increase in cash flows in 1998 compared with 1997 was primarily the result of higher production, lower operating costs and decreased accounts receivable.

INVESTING ACTIVITIES

         Cash used in investing activities increased to $48.5 million in 1999 compared with $24.5 million in 1998. Capital expenditures totaled $49.3 million in 1999 compared with $46.5 million in 1998. Approximately $12.8 million was invested at the Battle Mountain Complex, primarily on the Phoenix project, $10.2 million at the Vera/Nancy mine, $9.7 million at Golden Giant, $7.0 million at Kori Kollo and $3.9 million at Holloway. In addition, an $11.0 million liquidating dividend, related to the 1998 sale of the New World project, was paid to Crown Butte Resources Ltd. minority shareholders in 1999 and $11.9 million was received from the sales of assets, primarily a $10.2 million sale of the investment in First Toronto Investments Limited.

         Cash used in investing activities totaled $24.5 million in 1998, compared with $63.0 million in 1997. Capital expenditures were $46.5 million in 1998 compared with $62.4 million in 1997. Approximately $8.7 million was invested in 1998 at Golden Giant, $8.2 million on the Vera/Nancy mine, $8.2 million at Crown Jewel, $7.7 million at the Battle Mountain Complex, primarily on the Phoenix project, $3.6 million at Holloway and $3.3 million at Kori Kollo. In addition, in conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million and maintained a 17.15% interest. In addition, the sale of the New World project closed and cash proceeds, net of related disbursements, of $34.9 million were received.

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

         LIHIR. Battle Mountain held an indirect interest in the Lihir mine in Papua New Guinea through its 50.45% ownership of Niugini Mining, which in turn owned 14.91% of Lihir at December 31, 1999 and 17.15% at both December 31, 1998 and 1997. Commercial production at Lihir commenced in October 1997. In December 1998, Battle Mountain decided to pursue options for disposing of its interest in Niugini Mining. On October 6, 1999, Lihir and Niugini Mining announced a proposed scheme of arrangement under which Lihir would merge with Niugini Mining. The merger was effective February 2, 2000. Niugini Mining shareholders received one share of Lihir for each share of Lihir held, together with one additional share of Lihir for each A$1.45 of Niugini Mining's net cash balance of $54.6 million at the effective date of the transaction. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. Battle Mountain has agreed to not sell on market the Lihir shares for a 90-day period and will classify them as
                                    36
current marketable securities in the consolidated balance sheet. Battle Mountain, through its investment in Niugini Mining, held a 7.52% and an 8.65% equity interest in Lihir at December 31, 1999 and 1998, respectively.

FINANCING ACTIVITIES

         Debt payments of $31.2 million were made during 1999, compared with $44.3 million and $24.5 million in 1998 and 1997, respectively. In 1997, Battle Mountain sold its interest in Niugini Mining to Battle Mountain Canada, facilitated primarily by a $145 million bank borrowing by Battle Mountain Canada. Total restricted cash increased $31.0 million in 1999, primarily the result of a $40.0 million cash collateral account established in connection with a restructuring of a Battle Mountain Canada loan facility in October 1999 discussed below. Partially offsetting the increase in restricted cash due to this debt restructuring was the release of funds previously held in connection with Inti Raymi debt that was retired in 1999. Restricted cash decreased $10.2 million net in 1998, primarily the result of the release of escrow funds to Niugini Mining.

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

RESULTS OF OPERATIONS


             SEGMENT INFORMATION

             MILLIONS                                        1999           1998        1997
             --------                                        ----           ----        ----
             Operating income (loss)
                  Golden Giant                             $ 20.1         $ 38.3      $ 46.6
                  Kori Kollo                                 (8.8)         (58.7)        0.3
                  Holloway                                   (6.1)          (3.7)       (6.6)
                  Battle Mountain Complex                     0.4          (12.1)       (2.2)
                  Vera/Nancy                                  7.3            6.2         1.9
                  Corporate and other                       (75.9)         (80.1)      (43.3)
                                                           ------         ------       -----
             Total operating loss                           (63.0)        (110.1)       (3.3)
             Other expense, net                             (49.0)        (117.4)      (12.5)
                                                           ------         ------       -----
             Loss before income taxes                     $(112.0)       $(227.5)     $(15.8)
                                                           ======         ======       =====


SALES

         Sales decreased in 1999 compared with 1998 as a result of decreased gold production and lower realized gold prices. Excluding Battle Mountain's share of Lihir gold sales in 1998, gold production decreased 97,000 ounces. The placing of the Battle Mountain Complex Reona mine and the Niugini Mining San Cristobal mine in care and maintenance effective January 1, 1999 was the primary reason for decreased gold production. Sales of production at these mines were netted against production costs for financial statement presentation purposes. Also contributing to the decrease in production were lower head grades at the Golden Giant and Kori Kollo mines. Average realized prices for gold decreased as a result of lower spot gold prices.

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


                 AGGREGATE ATTRIBUTABLE PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED

                                                                           1999         1998          1997
                                                                           ----         ----          ----
         Direct mining costs                                          $     166    $     161     $     200
         Deferred stripping adjustments                                       -            1             -
         Third party smelting, refining and transportation costs              2            2             5
         By-product credits included in sales                                (7)          (7)          (12)
                                                                        -------      -------       -------
             Cash operating costs                                           161          157           193
         Royalties                                                            3            3             4
                                                                        -------      -------       -------
             Total cash costs                                               164          160           197
         Depreciation, depletion and amortization                            79           94            80
         Reclamation and mine closure costs                                   8            5            14
                                                                        -------      -------       -------
             Total production costs                                   $     251    $     259     $     291
                                                                       ========     ========      ========



                 RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS PER OUNCE PRODUCED
                                   TO CONSOLIDATED FINANCIAL STATEMENTS

         MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS           1999         1998          1997
         ------------------------------------------------------           ----         ----          ----
         Production costs per financial statements                     $  149.7     $  163.3      $  234.3
         Lihir production costs                                             -           12.3           2.2
         Minority interest portion of production cost                      (7.1)       (10.5)         (8.0)
         By-product credits included in sales                              (3.9)        (5.8)        (16.2)
         Reclamation and mine closure costs                                (6.4)        (4.7)        (12.7)
         Inventory change and other                                        (5.7)       (12.0)        (27.0)
                                                                         ------       ------        ------
         Production costs for per ounce calculation purposes           $  126.6     $  142.6      $  172.6
                                                                        =======      =======       =======

         Gold ounces produced, THOUSANDS                                    770          889           876
                                                                        =======      =======       =======

         Total cash costs per gold ounce produced                      $    164     $    160      $    197
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

       In the fourth quarter of 1998, as a result of continued low gold prices, $104.9 million of asset write-downs were recorded, including: Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. Discounted future net cash flows were determined to be the appropriate measurement of fair value of the mine assets mentioned above.

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

       Equity in losses and impairment charges of Lihir totaled $80.9 million in 1999 and $97.9 million in 1998, compared with equity in income of $0.2 million in 1997. A $76.2 million impairment charge related to Niugini Mining's investment in Lihir was recorded in 1999 ($52.8 million in the fourth quarter) and a $90 million charge was recorded in 1998 (in the fourth quarter) as a result of decreases in the market value of the Lihir stock held by Niugini Mining. These decreases in value were considered to be other than temporary. The estimated fair value of the investment in Lihir at December 31, 1999 was determined to be the quoted market price of the Lihir shares to be held by Battle Mountain upon the effective date of the merger of Lihir and Niugini Mining, less the other net assets of Niugini Mining at December 31, 1999. The estimated fair value at December 31, 1998 was determined to be the quoted market price of the Lihir shares held by Niugini Mining at that time. Lihir commenced commercial production in October 1997.

       Minority interest in net loss was $31.7 million in 1999 compared with minority interest in net income of $0.5 million in 1998 and $2.3 million in 1997. Minority interest in 1999 included the effect of the impairment charges to Niugini Mining's investment in Lihir.

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

         The investment in Lihir, effective with the merger of Lihir and Nuigini Mining, will be classified as marketable securities available for sale. The carrying value of this asset will be adjusted for any impacts resulting from changes in the market value of Lihir common stock and Australian currency exchange rates. The potential non-cash effect on comprehensive income from a hypothetical 10% change in the exchange rate used in the December 31, 1999 valuation of this asset is approximately $6.3 million.

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

         ENVIRONMENTAL MATTERS. All of Battle Mountain's mining and processing operations are subject to reclamation and closure requirements. Such requirements are monitored and cost estimates are prepared to meet the legal and regulatory requirements of the various jurisdictions in which business is conducted are periodically revised. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated cost of the ultimate reclamation and closure of the mine is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. Battle Mountain believes that these policies and practices adequately address reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Although the ultimate amount of the above mentioned obligations to be incurred is uncertain, these future costs, including severance costs and remediation costs, are estimated to be approximately $53.9 million, of which $35.8 million had been accrued at December 31, 1999. Approximately $6.3 million of these costs are recorded as current liabilities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
I.   Battle Mountain Gold Company

        Report of Independent Accountants..................................................................     47

        Consolidated Statement of Operations...............................................................     48

        Consolidated Balance Sheet.........................................................................     49

        Consolidated Statement of Shareholders' Equity.....................................................     50

        Consolidated Statement of Cash Flows...............................................................     51

        Notes to Consolidated Financial Statements.........................................................     52

        Supplemental Financial Information (Unaudited).....................................................     75


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

         As described in Note 19, Battle Mountain revised its December 31, 1999 and 1998 consolidated financial statements to present its 50.45% interest in Niugini Mining Limited as a consolidated subsidiary.

         As discussed in Note 2, effective January 1, 1997, Battle Mountain changed its method of accounting for computing depreciation, depletion, and amortization related to its Bolivian subsidiary.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Houston, Texas
February 18, 2000, except for Note 19, as to which the date is May 12, 2000

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      YEARS ENDED DECEMBER 31
MILLIONS, EXCEPT PER SHARE AMOUNTS                                                1999            1998          1997
----------------------------------                                            -------------   -------------     ----
                                                                              (as restated)   (as restated)

Sales (NOTE 13)                                                                $   228.2       $   276.6     $   344.9
                                                                                --------        --------      --------
Costs and Expenses
     Production costs                                                              149.7           163.3         234.3
     Depreciation, depletion and amortization                                       64.2            79.6          72.8
     Exploration, evaluation and other lease costs, net                             16.7            24.8          24.8
     Environmental remediation charge (NOTE 14)                                      9.5               -             -
     Asset write-downs (NOTE 7)                                                     35.9           104.9             -
     Merger expense (NOTE 3)                                                           -               -           2.7
     General and administrative expenses                                            15.2            14.1          13.6
                                                                                --------        --------      --------
         Total costs and expenses                                                  291.2           386.7         348.2
                                                                                --------        --------      --------
Operating Loss                                                                     (63.0)         (110.1)         (3.3)
     Interest expense                                                              (15.1)          (17.8)        (13.9)
     Interest income                                                                 6.7            10.7           6.0
     Foreign currency exchange gain (loss), net                                      8.2           (12.4)         (7.8)
     Equity in income (losses) of and impairment
       charge of Lihir (Note 4)                                                    (80.9)          (97.9)          0.2
     Minority interest in net loss (income)                                         31.7            (0.5)         (2.3)
     Capitalized interest (NOTE 4)                                                     -               -           4.5
     Other income, net                                                               0.4             0.5           0.8
                                                                                --------        --------      --------
Loss Before Income Taxes                                                          (112.0)         (227.5)        (15.8)
     Income tax benefit (expense) (NOTE 10)                                         (7.6)           (7.8)         17.4
     Mining tax benefit (expense) (NOTE 10)                                          0.2            (6.0)         (6.7)
                                                                                --------        --------      --------
Loss Before Cumulative Effect of Accounting Change                                (119.4)         (241.3)         (5.1)
     Cumulative effect of accounting change, net (NOTE 2)                              -               -          (3.7)
                                                                                --------        --------      --------
Net Loss                                                                          (119.4)         (241.3)         (8.8)
     Preferred dividends (NOTE 9)                                                    7.5             7.5           7.5
                                                                                --------        --------      --------
Net Loss to Common Shares                                                      $  (126.9)      $  (248.8)    $   (16.3)
                                                                                ========        ========      ========
Basic and Diluted Loss per Common Share
     Before cumulative effect of accounting change                             $   (0.55)      $   (1.08)    $    (.05)
     Accounting change                                                                 -               -          (.02)
                                                                                --------        --------      --------
     Total                                                                     $   (0.55)      $   (1.08)    $    (.07)
                                                                                ========        ========      ========

Dividends per Common Share                                                     $       -       $     .05     $     .05

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                                        229.9           229.8         229.7



     The accompanying notes are an integral part of these financial statements.

                                           BATTLE MOUNTAIN GOLD COMPANY
                                            CONSOLIDATED BALANCE SHEET

                                                                                              DECEMBER 31

MILLIONS EXCEPT PER SHARE AMOUNTS                                                    1999                  1998
---------------------------------                                                    ----                  ----
                                                                                (as restated)         (as restated)
ASSETS
Current assets
   Cash and cash equivalents                                                     $     91.0            $    197.2
   Restricted cash                                                                      -                     7.7
   Accounts and notes receivable, net (NOTE 1)                                         13.2                  14.8
   Product inventories                                                                  8.7                   8.9
   Materials and supplies, net (NOTE 1)                                                22.4                  23.6
   Other current assets                                                                 7.9                   2.7
                                                                                  ---------             ---------
      Total current assets                                                            143.2                 254.9

Investments (NOTE 5)                                                                   79.0                 168.7
Restricted cash (NOTE 8)                                                               40.0                   0.7
Property, plant and equipment, net (NOTES 6 AND 7)                                    299.6                 341.9
Other assets (NOTE 10)                                                                  6.7                  20.4
                                                                                  ---------             ---------
Total Assets                                                                     $    568.5            $    786.6
                                                                                  =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings (NOTE 8)                                                $      -              $     14.9
   Current maturities of long-term debt (NOTE 8)                                        2.6                  37.5
   Debt due upon disposal of Lihir (NOTE 8)                                            30.0                   -
   Accounts payable                                                                    16.0                  14.5
   Income and mining taxes payable (NOTE 10)                                           16.7                  23.9
   Interest payable                                                                     6.4                   1.5
   Salaries, wages and benefits payable                                                 6.1                   3.7
   Other current liabilities (NOTE 14)                                                 11.1                   9.7
                                                                                  ---------             ---------
      Total current liabilities                                                        88.9                 105.7

Long-term debt (NOTE 8)                                                               176.8                 203.6
Deferred income and mining taxes (NOTE 10)                                             64.5                  72.0
Deferred mine reclamation and closure costs (NOTE 14)                                  29.5                  25.3
Other liabilities                                                                      25.0                  25.0
                                                                                  ---------             ---------
      Total Liabilities                                                               384.7                 431.6
                                                                                  ---------             ---------

Minority interest                                                                      65.1                 107.3
                                                                                  ---------             ---------

Commitments and contingencies (NOTE 14)                                                 -                     -

Shareholders' equity (NOTE 9)
   Convertible preferred stock, $1.00 par value:
        Authorized - 50.0 million shares; issued and outstanding -
        2.3 million shares (1999 and 1998)                                            110.6                 110.6
   Common stock, $.10 par value:
        Authorized - 500.0 million shares; issued and outstanding -
        229.9 million shares (1999) and 229.8 million shares (1998)                    13.2                  12.9
   Additional paid-in capital                                                         343.8                 344.0
   Accumulated deficit                                                               (327.4)               (200.5)
   Accumulated other comprehensive loss                                               (21.5)                (19.3)
                                                                                  ---------             ---------
      Total Shareholders' Equity                                                      118.7                 247.7
                                                                                  ---------             ---------
Total Liabilities and Shareholders' Equity                                       $    568.5            $    786.6
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

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        YEARS ENDED DECEMBER 31

MILLIONS                                                                           1999           1998            1997
--------                                                                         --------       --------        --------
                                                                               (as restated)  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (119.4)      $ (241.3)       $   (8.8)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Depreciation, depletion and amortization                                          64.2           79.6            72.8
   Environmental remediation charges                                                  9.5            -               -
   Asset write-downs                                                                 35.9          104.9             -
   Deferred income and mining taxes                                                   2.1           (7.1)          (33.8)
   Foreign currency exchange loss (gain), net                                        (8.2)          12.4             7.8
   Equity in losses (income) and impairment charge of Lihir                          80.9           97.9            (0.2)
   Minority interest in net income (loss)                                           (31.7)           0.5             2.3
   Cumulative effect of accounting change, net                                        -              -               3.7
   Increase (decrease) in accrued reclamation costs                                  (3.2)           0.6             4.6
   Change in working capital accounts, net (NOTE 16)                                  3.1           21.4             7.6
   Other, net                                                                        (0.7)          13.9             5.2
                                                                                 --------       --------        --------
Net Cash Flows Provided by Operating Activities                                      32.5           82.8            61.2
                                                                                 --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (49.3)         (46.5)          (62.4)
   Crown Butte liquidating dividend to minority shareholders                        (11.0)           -               -
   Proceeds from sales of assets                                                     11.9            2.0             4.7
   New World settlement, net                                                          -             34.9             -
   Investment in Lihir Gold Limited                                                   -            (11.5)            -
   Other, net                                                                        (0.1)          (3.4)           (5.3)
                                                                                 --------       --------        --------
Net Cash Flows Used in Investing Activities                                         (48.5)         (24.5)          (63.0)
                                                                                 --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash proceeds from borrowings                                                      -              -             156.7
   Debt repayments                                                                  (31.2)         (44.3)          (24.5)
   Increase (decrease) in short-term borrowings                                     (14.9)           9.9           (16.9)
   Cash dividend payments                                                            (7.5)         (19.0)          (18.9)
   Decrease (increase) in restricted cash                                           (31.0)          10.2            (3.3)
   Other, net                                                                         0.2           (0.5)            0.7
                                                                                 --------       --------        --------
Net Cash Flows Provided by (Used in) Financing Activities                           (84.4)         (43.7)           93.8
                                                                                 --------       --------        --------
Effect of Exchange Rate Changes on Cash                                              (5.8)          (2.4)           (1.0)
                                                                                 --------       --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                               (106.2)          12.2            91.0
Cash and cash equivalents at beginning of year                                      197.2          185.0            94.0
                                                                                 --------       --------        --------

Cash and Cash Equivalents at End of Year                                         $   91.0       $  197.2        $  185.0
                                                                                 ========       ========        ========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Index
           1.    Accounting Policies Summary...................................................  52
           2.    Change in Accounting Method...................................................  55
           3.    Merger........................................................................  56
           4.    Niugini Mining and Lihir Gold Limited.........................................  56
           5.    Investments...................................................................  57
           6.    Property, Plant and Equipment.................................................  57
           7.    Asset Write-downs.............................................................  57
           8.    Debt..........................................................................  58
           9.    Shareholders' Equity..........................................................  59
          10.    Income and Mining Taxes.......................................................  60
          11.    Common Stock and Stock Options................................................  62
          12.    Benefit Plans.................................................................  63
          13.    Geographic and Segment Information............................................  66
          14.    Commitments and Contingencies.................................................  67
          15.    Derivative Financial Instruments..............................................  69
          16.    Supplemental Cash Flow Information............................................  70
          17.    Fair Value of Financial Instruments...........................................  70
          18.    Summarized Financial Information..............................................  71
          19.    Restatement...................................................................  72

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

         BASIS OF PRESENTATION AND RESTATEMENT. The accompanying consolidated financial statements include the accounts of Battle Mountain Gold Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Consistent with accepted mining industry practices, interests in unincorporated mining joint ventures are reported using the proportionate consolidation method whereby Battle Mountain reports its proportionate share of assets, liabilities, revenue and expenses. Certain amounts for prior years have been reclassified in the consolidated financial statements to conform with the current presentation.

         After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining. See Note 19 for further discussion.

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

         In conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million. In December 1998, Battle Mountain decided to pursue options for disposing of its interest in Niugini Mining. Niugini Mining's interest in Lihir was accounted for using the equity method of accounting in 1999, 1998 and 1997 due to its ability to exercise significant influence.

         Battle Mountain recorded a $76.2 million impairment loss ($46.8 million net of minority interest) in 1999, of which $52.8 million ($26.6 million net of minority interest) was recorded in the fourth quarter of 1999, and a $90.0 million impairment loss in the fourth quarter of 1998, related to Niugini Mining's investment in Lihir as a result of decreases in the market value of the Lihir stock. These decreases in value were considered to be other than temporary decreases. The estimated fair value of the investment in Niugini Mining at December 31, 1999 was determined to be the quoted market price of the Lihir shares to be held by Battle Mountain upon the effective date of the merger less the other net assets of Niugini Mining at December 31, 1999. The estimated fair value at December 31, 1998 was determined to be the quoted market price of the Lihir shares held by Niugini Mining at that time.

         The carrying value, net of accumulated amortization, attributed to Battle Mountain's proportionate share of Niugini Mining's investment in Lihir exceeded its proportionate share of Niugini Mining's historical cost basis in Lihir by $54.0 million and $139.1 million at December 31, 1998 and 1997, respectively. No excess cost remained at December 31, 1999. Such excess was being amortized against Battle Mountain's share of earnings of Lihir using the units-sold method based on the estimated recoverable ounces attributable to the Lihir mine. Amortization of this excess cost totaled $3.2 million, $6.7 million and $1.9 million in 1999, 1998, and 1997, respectively. Interest costs of $4.5 million were capitalized in 1997 in connection with Battle Mountain's investment in Lihir. No interest costs were capitalized in 1999 or 1998.

Note 5.  INVESTMENTS

         Battle Mountain's long-term investments as of December 31 included the following:

         MILLIONS                                                           1999            1998
         --------                                                         -------          -------
         Lihir Gold Limited                                               $  68.4          $ 149.3
         First Toronto Investments Limited                                    -                9.8
         Cash surrender value of life insurance, net                          8.3              7.6
         Other                                                                2.3              2.0
                                                                          -------          -------
         Total                                                            $  79.0          $ 168.7
                                                                          =======          =======

         See Note 4 for a discussion of Lihir Gold Limited. Battle Mountain sold, at book value, its investment in First Toronto Investments Limited for $10.2 million in the third quarter of 1999. First Toronto is associated with Noranda, Inc., a Canadian natural resource company which owns approximately 28% of Battle Mountain's outstanding common shares. Battle Mountain's investment in First Toronto represented approximately 2% of First Toronto shares. In August 1998, Battle Mountain closed the sale of the New World project and received cash proceeds, net of related disbursements, of $34.9 million. Battle Mountain recorded an estimated $0.8 million loss on the sale of the New World project in 1997.

Note 6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31 consisted of the following:


         MILLIONS                                                           1999             1998
         --------                                                          -------          -------
         Mining, milling and other equipment                               $ 441.2          $ 454.8
         Leasehold and mine development                                      440.2            431.1
         Other                                                                22.0             22.9
                                                                           -------          -------
             Gross property, plant and equipment                             903.4            908.8
         Accumulated depreciation, depletion and amortization               (603.8)          (566.9)
                                                                           -------          -------
             Net property, plant and equipment                             $ 299.6          $ 341.9
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

         The following impairment write-downs were recorded in the fourth quarter of 1998 as a result of continued low gold prices: Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. In addition, $3.9 million of write-downs were recorded related to certain other plant assets, uncollectable receivables and capitalized land and lease costs. Discounted net cash flows were used to measure the fair value of the mine assets mentioned above.

Note 8.  DEBT

         Battle Mountain had the following long-term debt outstanding as of December 31:


         MILLIONS                                                                      1999          1998
         --------                                                                    -------        -------
         Canadian Imperial Bank of Commerce loan, due 2003, variable rate            $ 104.4        $ 121.8
         Convertible subordinated debentures, due 2005, 6%                             100.0          100.0
         Inti Raymi Kori Kollo project financing loans, variable rates in 1998           5.0           18.4
         Other                                                                             -            0.9
                                                                                     -------        -------
             Total                                                                     209.4          241.1
         Less current portion of long-term debt                                         (2.6)         (37.5)
         Less debt due upon disposal of Lihir                                          (30.0)             -
                                                                                     -------        -------
         Total long-term debt                                                        $ 176.8        $ 203.6
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

         Financial information by segment follows:


                                           Golden     Kori                 Battle      Vera /    Corp &
MILLIONS                        Total      Giant      Kollo    Holloway   Mountain     Nancy     Other
--------                        -----      -----      -----    --------   --------     -----     -----
1999
----
Gross revenues                  $228.2    $ 99.0    $  84.9    $  25.8    $    -     $ 18.5     $    -
Production costs                 149.7      55.7       68.1       19.7        (0.4)     8.4        (1.8)
Deprec., deplet. & amort.         64.2      23.2       25.6       12.2         -        2.8         0.4
Environmental  remediation         9.5       -          -          -           -        -           9.5
Asset write-downs                 35.9       -          -          -           -        -          35.9
Other expenses                    31.9       -          -          -           -        -          31.9
                                ------    ------     ------      -----     -------    -----      ------
Operating income (loss)          (63.0)     20.1       (8.8)      (6.1)        0.4      7.3       (75.9)
                                          ======     ======      =====     =======    =====      ======
Equity in losses and
 impairment charge of Lihir      (80.9)

Minority interest in
 net losses (income)              31.7

Interest & other income            0.2
                                ------
Loss before income taxes        (112.0)
                                ======

Property, plant & equip, net     299.6      88.4       51.1       71.0        52.1     31.4         5.6
                                 =====     =====       ====       ====        ====     ====       =====
Total assets                     568.5     118.1       78.4       76.1        54.3     36.0       205.6
                                 =====     =====       ====       ====        ====     ====       =====
Capital expenditures              49.3       9.7        7.0        3.9        12.8     10.2         5.7
                                 =====     =====       ====       ====        ====     ====       =====

1998
----
Gross revenues                   276.6     109.4      103.9       22.5        14.0     14.4        12.4
Production costs                 163.3      46.2       71.9       17.2        13.7      6.7         7.6
Deprec., deplet. & amort.         79.6      24.1       40.8        9.0         1.4      1.5         2.8
Asset write-downs                104.9       0.8       49.9          -        11.0        -        43.2
Other expenses                    38.9         -          -          -           -        -        38.9
                                ------      ----       ----       ----       -----     ----      ------
Operating income (loss)         (110.1)     38.3      (58.7)      (3.7)      (12.1)     6.2       (80.1)
                                           =====      =====       ====       =====     ====      ======
Equity in losses and
 impairment charge of Lihir      (97.9)

Interest & other expense         (19.5)
                                ------
Loss before income taxes        (227.5)
                                ======

Property, plant & equip, net     341.9      96.8       70.0       74.7        39.3     22.6        38.5
                                 =====     =====      =====       ====        ====     ====       =====
Total assets                     786.6     144.6      107.9       79.8        42.4     24.8       387.1
                                 =====     =====      =====       ====        ====     ====       =====
Capital expenditures              46.5       8.7        3.3        3.6         7.7      8.2        15.0
                                 =====     =====      =====       ====        ====     ====       =====

1997
----
Gross revenues                   344.9     119.4      109.6       16.3        31.8      6.3        61.5
Production costs                 234.3      50.0       73.2       16.7        31.1      3.8        59.5
Deprec., deplet. & amort.         72.8      22.8       36.1        6.2         2.9      0.6         4.2
Other expenses                    41.1         -          -          -           -        -        41.1
                                 -----     -----      -----      -----       -----     ----       -----
Operating income (loss)           (3.3)     46.6        0.3       (6.6)       (2.2)     1.9       (43.3)
                                           =====      =====      =====       =====     ====       =====
Equity in income of Lihir          0.2
Interest & other income          (12.7)
                                 -----
Loss before income taxes         (15.8)
                                 =====

Property, plant & equip, net     489.3     120.9      157.7       84.5        37.1     14.2        74.9
                               =======     =====      =====       ====        ====     ====       =====
Total assets                   1,093.2     161.8      200.0       90.5        47.0     17.2       576.7
                               =======     =====      =====       ====        ====     ====       =====
Capital expenditures              62.4      10.3        7.4        3.7         9.1     16.6        15.3
                               =======     =====      =====       ====        ====     ====       =====


         "Corporate and Other" includes, among other things, the Crown Jewel project and the investment in Lihir. The $3.7 million cumulative effect of the accounting method change discussed in Note 2 is attributable to the Kori Kollo mine.

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

         Mining and processing operations are subject to reclamation and closure requirements. Battle Mountain monitors such requirements and periodically revises its cost estimates to meet the legal and regulatory requirements of the various jurisdictions in which it conducts business. Where possible, plans for ongoing operations and future mine development are implemented in a manner that contributes to the fulfillment of reclamation and closure obligations in a cost effective manner through the conduct of ongoing operating activities. Costs estimated to be incurred in future periods which cannot be addressed in this manner are charged to operations through provisions based on the units-of-production method such that the estimated cost of the ultimate reclamation and closure of the mine is fully provided for by the time mineral reserves are depleted. The timing of actual cash expenditures for reclamation may be accelerated or deferred, depending on cost and other determinations which may make such decisions prudent in the circumstances. Battle Mountain believes that these policies and practices adequately address its reclamation obligations and provide a systematic and rational method of charging such costs to operations consistent with industry practice. Battle Mountain estimated these undiscounted future costs, including severance costs and remediation costs, to be approximately $53.9 million, of which $35.8 million had been accrued at December 31, 1999. Approximately $6.3 million of these costs are recorded as current liabilities.

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

Note 16.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information follows:


          MILLIONS                                                          1999          1998       1997
          --------                                                         ------       ------       -----
          Changes in working capital accounts
              Decrease in accounts receivable                              $  0.7         $ 14.7       $ 16.9
              Decrease (increase) in product inventories                      1.5         (4.2)         1.9
              Decrease in materials and supplies inventories                  1.2          2.0          3.5
              Decrease (increase) in other current assets                    (2.0)         0.6          3.0
              Increase (decrease) in income and mining
                    taxes payable                                            (7.2)        13.8         (8.0)
              Increase (decrease) in interest payable                         4.9         (4.3)        (1.1)
              Increase (decrease) in salaries, wages and
                    benefits payable                                          2.4         (2.8)        (4.4)
              Increase (decrease) in accounts payable and other
                    current liabilities                                       1.6          1.6         (4.2)
                                                                           ------       ------        -----
              Change in working capital accounts, net                      $  3.1       $ 21.4        $ 7.6
                                                                           ======       ======        =====

         Cash paid during the year for:
              Income, mining and withholding taxes,
                  net of tax refunds                                       $ 17.1       $  4.6        $30.7
              Interest, net of amounts capitalized                           10.2         21.8          8.2

Note 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following presents the carrying amounts and estimated fair values of financial instruments at December 31:


                                                              1999                           1998
                                                              ----                           ----
                                                    Carrying        Fair            Carrying        Fair
         MILLIONS                                    Amount         Value            Amount         Value
         --------                                   --------        -----           --------        -----
         Long-term debt, including
           current portion                           $209.4        $168.4            $241.1        $216.9

         The fair value of the convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the variable interest rate features of the Inti Raymi Kori Kollo project financing and Canadian Imperial Bank loans, the carrying amounts approximate the fair values. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and trade payables approximate their estimated fair values. The estimated fair value of the written call options and purchased put options outstanding at December 31, 1999, net, was $(0.3) million. The estimated fair value of the forwards outstanding at December 31, 1999 was $(0.5) million. These estimated fair values were determined from a third-party model.

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

Note 18. SUMMARIZED FINANCIAL INFORMATION

         The following summarized financial information of Battle Mountain Canada is presented in accordance with the Securities Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable Shares:

                                                                            December 31
           MILLIONS                                                   1999              1998
           --------                                                 -------           -------
           Current assets                                           $ 149.1           $ 162.5
           Non-current assets                                         232.8             338.2
                                                                    -------           -------
               Total assets                                         $ 381.9           $ 500.7
                                                                    =======           =======

           Current liabilities                                      $  54.8           $  59.0
           Non-current liabilities                                    148.7             173.9
                                                                    -------           -------
               Total liabilities                                      203.5             232.9
           Minority interests                                          59.7             100.1
           Shareholder's equity                                       118.7             167.7
                                                                    -------           -------
               Total liabilities and shareholder's equity           $ 381.9           $ 500.7
                                                                    =======           =======

                                                          Years ended December 31
           MILLIONS                                1999              1998            1997
           --------                               ------           -------         -------
           Sales                                  $124.7           $ 144.3         $ 197.1
           Costs and expenses                      125.8              96.0           174.6
                                                  ------           -------         -------
           Operating income (loss)                $ (1.1)          $  48.3         $  22.5
                                                  ======           =======         =======

           Net income (loss)                      $(45.8)          $ (76.4)        $  14.7
                                                  ======           =======         =======

Summarized financial information of Lihir Gold Limited follows:


                                                                   December 31
           MILLIONS                                           1999             1998
           --------                                           ----             ----
           Current assets                                  $   99.1          $  124.5
           Non-current assets                                 936.6             924.2
                                                           --------          --------
             Total assets                                  $1,035.7          $1,048.7
                                                           ========          ========

           Current liabilities                             $   78.1          $   74.1
           Non-current liabilities                            144.2             284.8
                                                           --------          --------
             Total liabilities                                222.3             358.9
           Shareholder's equity                               813.4             689.8
                                                           --------          --------
             Total liabilities and shareholder's equity    $1,035.7          $1,048.7
                                                           ========          ========

                                                       Years ended December 31
           MILLIONS                                1999          1998          1997
           --------                                ----          ----          ----
           Sales                                $  206.6      $  184.7      $  57.0
           Costs and expenses                      190.8         161.8         32.3
                                                --------      --------      -------
           Operating income                     $   15.8      $   22.9      $  24.7
                                                ========      ========      =======
           Net income (loss)                    $   (7.4)     $  (10.3)     $  11.8
                                                ========      ========      =======


Note 19. RESTATEMENT

         After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaires," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining.

         The following sets forth the effects of the restatement on Battle Mountain's accompanying consolidated statement of operations, balance sheet and statement of cash flows:

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 1999                    1998
                                                                 ----                    ----
                                                                        As                      As
                                                            As      Previously      As      Previously
MILLIONS, EXCEPT PER SHARE AMOUNTS                       Restated    Reported    Restated    Reported
----------------------------------                       --------   ----------   --------   ----------
Sales                                                    $ 228.2      $ 228.2    $ 276.6      $ 276.6
                                                         -------      -------    -------      -------
Costs and Expenses
  Production costs                                         149.7        151.5      163.3        163.3
  Depreciation, depletion and amortization                  64.2         64.2       79.6         79.6
  Exploration, evaluation and other lease costs, net        16.7         16.7       24.8         24.8
  Environmental remediation charge                           9.5          9.5        -            -
  Asset write-downs                                         35.9         35.9      104.9        194.9
  Loss related to assets held for sale                       -           46.6        -            -
  General and administrative expenses                       15.2         14.1       14.1         14.1
                                                         -------      -------    -------      -------
    Total costs and expenses                               291.2        338.5      386.7        476.7
                                                         -------      -------    -------      -------
Operating Loss                                             (63.0)      (110.3)    (110.1)      (200.1)

  Interest expense                                         (15.1)       (15.1)     (17.8)       (17.8)
  Interest income                                            6.7          4.1       10.7         10.7
  Foreign currency exchange gain (loss), net                 8.2          8.2      (12.4)       (12.4)
  Equity in income (losses) and impairment
    charges of Lihir                                       (80.9)         -        (97.9)        (7.9)
  Minority interest in net loss (income)                    31.7          1.5       (0.5)        (0.5)
  Other income, net                                          0.4         (0.4)       0.5          0.5
                                                         -------      -------    -------      -------
Loss Before Income Taxes                                  (112.0)      (112.0)    (227.5)      (227.5)

  Income tax benefit (expense)                              (7.6)        (7.6)      (7.8)        (7.8)
  Mining tax benefit (expense)                               0.2          0.2       (6.0)        (6.0)
                                                         -------      -------    -------      -------
Net Loss                                                  (119.4)      (119.4)    (241.3)      (241.3)
  Preferred dividends                                        7.5          7.5        7.5          7.5
                                                         -------      -------    -------      -------
Net Loss to Common Shares                                $(126.9)     $(126.9)   $(248.8)     $(248.8)
                                                         =======      =======    =======      =======
Basic and Diluted Loss per Common Share
  Before cumulative effect of accounting change          $ (0.55)     $ (0.55)   $ (1.08)     $ (1.08)
  Accounting change                                          -            -          -            -
                                                         -------      -------    -------      -------
  Total                                                  $ (0.55)     $ (0.55)   $ (1.08)     $ (1.08)
                                                         =======      =======    =======      =======
Dividends per Common Share                               $   -        $   -      $   .05      $   .05

Average Common Shares Outstanding for Basic and Diluted
  Loss per Share Purposes                                  229.9        229.9      229.8        229.8

CONSOLIDATED BALANCE SHEET


                                                           December 31, 1999       December 31, 1998
                                                         ---------------------   ---------------------

                                                                        As                      As
                                                            As      Previously      As      Previously
MILLIONS                                                 Restated    Reported    Restated    Reported
--------                                                 --------   ----------   --------   ----------
ASSETS
Current assets
  Cash and cash equivalents                              $  91.0      $  36.3    $ 197.2      $ 147.6
  Restricted cash                                            -            -          7.7          7.7
  Accounts and notes receivable, net                        13.2         12.9       14.8         13.8
  Product inventories                                        8.7          8.6        8.9          8.9
  Materials and supplies, net                               22.4         22.3       23.6         23.4
  Assets held for sale                                       -           61.7        -          108.3
  Other current assets                                       7.9          7.9        2.7          2.7
                                                         -------      -------    -------      -------
    Total current assets                                   143.2        149.7      254.9        312.4

Investments                                                 79.0         10.6      168.7         19.4
Restricted cash                                             40.0         40.0        0.7          -
Property, plant and equipment, net                         299.6        299.6      341.9        341.9
Other assets                                                 6.7          6.7       20.4         20.4
                                                         -------      -------    -------      -------
Total Assets                                             $ 568.5      $ 506.6    $ 786.6      $ 694.1
                                                         =======      =======    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings                                  $   -        $   -      $  14.9      $  14.9
  Current maturities of long-term debt                       2.6          2.6       37.5         37.0
  Debt due upon disposal of assets held for sale            30.0         30.0        -            -
  Accounts payable                                          16.0         15.9       14.5         14.3
  Income and mining taxes payable                           16.7         16.6       23.9         23.9
  Interest payable                                           6.4          6.4        1.5          1.5
  Salaries, wages and benefits payable                       6.1          5.4        3.7          3.1
  Other current liabilities                                 11.1          9.2        9.7          8.3
                                                         -------      -------    -------      -------
    Total current liabilities                               88.9         86.1      105.7        103.0
Long-term debt                                             176.8        176.8      203.6        203.6
Deferred income and mining taxes                            64.5         64.5       72.0         72.0
Deferred mine reclamation and closure costs                 29.5         29.5       25.3         25.3
Other liabilities                                           25.0         25.0       25.0         24.8
                                                         -------      -------    -------      -------
    Total Liabilities                                      384.7        381.9      431.6        428.7
                                                         -------      -------    -------      -------
Minority interest                                           65.1          6.0      107.3         17.7
                                                         -------      -------    -------      -------
Commitments and contingencies                                -            -          -             -

Shareholders' equity
  Convertible preferred stock                              110.6        110.6      110.6        110.6
  Common stock, $.10 par value:                             13.2         13.2       12.9         12.9
  Additional paid-in capital                               343.8        343.8      344.0        344.0
  Accumulated deficit                                     (327.4)      (327.4)    (200.5)      (200.5)
  Accumulated other comprehensive loss                     (21.5)       (21.5)     (19.3)       (19.3)
                                                         -------      -------    -------      -------
    Total Shareholders' Equity                             118.7        118.7      247.7        247.7
                                                         -------      -------    -------      -------
Total Liabilities and Shareholders' Equity               $ 568.5      $ 506.6    $ 786.6      $ 694.1
                                                         =======      =======    =======      =======

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                   1999                  1998
                                                         ---------------------   ---------------------

                                                                       As                      As
                                                          As       Previously      As      Previously
MILLIONS                                                Restated    Reported    Restated    Reported
--------                                                --------   ----------   --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(119.4)     $(119.4)   $(241.3)     $(241.3)
Adjustment to reconcile net loss to net cash flows from
  operating activities:
  Depreciation, depletion and amortization                  64.2         64.2       79.6         79.6
  Environmental remediation charges                          9.5          9.5        -            -
  Asset write-downs                                         35.9         35.9      104.9        194.9
  Loss related to assets held for sale                       -            46.6       -            -
  Deferred income and mining taxes                           2.1          2.1       (7.1)        (7.1)
  Foreign currency exchange loss (gain), net                (8.2)        (8.2)      12.4         12.4
  Equity in losses and impairment
    charges of Lihir                                        80.9          -         97.9          7.9
  Minority interest in net income (loss)                   (31.7)        (1.5)       0.5          0.5
  Increase (decrease) in accrued reclamation costs          (3.2)        (2.5)       0.6          0.6
  Change in working capital accounts, net                    3.1          2.1       21.4         21.4
  Other, net                                                (0.7)        (0.7)      13.9         13.9
                                                         -------      -------    -------      -------
Net Cash Flows Provided by Operating Activities             32.5         28.1       82.8         82.8
                                                         -------      -------    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (49.3)       (49.3)     (46.5)       (46.5)
  Crown Butte liquidating dividend to minority
    shareholders                                           (11.0)       (11.0)       -            -
  Proceeds from sales of assets                             11.9         11.9        2.0          2.0
  New World settlement, net                                  -            -         34.9         34.9
  Investment in Lihir Gold Limited                           -            -        (11.5)       (11.5)
  Effects on cash of deconsolidation of Niugini Mining       -            -          -          (49.6)
  Other, net                                                (0.1)        (0.1)      (3.4)        (3.4)
                                                         -------      -------    -------      -------
Net Cash Flows Used in Investing Activities                (48.5)       (48.5)     (24.5)       (74.1)
                                                         -------      -------    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt repayments                                          (31.2)       (31.2)     (44.3)       (44.3)
  Increase (decrease) in short-term borrowings             (14.9)       (14.9)       9.9          9.9
  Cash dividend payments                                    (7.5)        (7.5)     (19.0)       (19.0)
  Decrease (increase) in restricted cash                   (31.0)       (31.7)      10.2         10.2
  Other, net                                                 0.2          0.2       (0.5)        (0.5)
                                                         -------      -------    -------      -------
Net Cash Flows Used in Financing
  Activities                                               (84.4)       (85.1)     (43.7)       (43.7)
                                                         -------      -------    -------      -------

Effect of Exchange Rate Changes on Cash                     (5.8)        (5.8)      (2.4)        (2.4)
                                                         -------      -------    -------      -------

Net Increase (Decrease) in Cash and Cash Equivalents      (106.2)      (113.3)      12.2        (37.4)
Cash and cash equivalents at beginning of year             197.2        147.6      185.0        185.0
                                                         -------      -------    -------      -------

Cash and Cash Equivalents at End of Year                 $  91.0      $  36.3    $ 197.2      $ 147.6
                                                         =======      =======    =======      =======

                                    SUPPLEMENTAL FINANCIAL INFORMATION
                                              (UNAUDITED)

                                             QUARTERLY RESULTS


                                              Foreign    Equity in
                                              Currency     Income                Basic and
                                  Operating   Exchange   (Loss) and               Diluted
MILLIONS EXCEPT                     Income      Gain     Impairment              Loss per    Dividends per Share
PER SHARE AMOUNTS        Sales      (Loss)     (Loss)     in Lihir    Net Loss     Share      Common    Preferred
---------------------  --------   ---------   --------   ----------   --------   ---------   --------   ---------
1999 (AS RESTATED)
First quarter           $ 53.8     $  (3.8)    $  3.1      $(12.2)    $ (12.6)    $ (.06)     $   -      $0.8125
Second quarter            53.4        (7.4)       3.7       (14.2)      (15.4)      (.07)         -       0.8125
Third quarter (1)         54.6       (15.7)       0.1         0.2       (18.1)      (.09)         -       0.8125
Fourth quarter (2)        66.4       (36.1)       1.3       (54.7)      (73.3)      (.33)         -       0.8125
                        ------     -------     ------      ------     -------                            -------
  Total year            $228.2     $ (63.0)    $  8.2      $(80.9)    $(119.4)      (.55)         -      $3.2500
                        ======     =======     ======      ======     =======                            =======
1998 (AS RESTATED)
First quarter           $ 78.9     $   3.3     $  0.5      $ (1.4)    $  (1.6)    $ (.02)     $0.025     $0.8125
Second quarter            68.3        (2.2)      (5.9)       (1.3)       (9.3)      (.05)         -       0.8125
Third quarter             70.0         3.7       (7.2)       (1.8)       (7.7)      (.04)      0.025      0.8125
Fourth quarter (3)        59.4      (114.9)       0.2       (93.4)     (222.7)      (.98)         -       0.8125
                        ------     -------     ------      ------     -------                 ------     -------
  Total year            $276.6     $(110.1)    $(12.4)     $(97.9)    $(241.3)     (1.08)     $0.050     $3.2500
                        ======     =======     ======      ======     =======                 ======     =======

                                    Gain                  Foreign
                                  (Loss) on               Currency              Basic and
                                   Assets     Operating   Exchange               Diluted
MILLIONS EXCEPT                   Held for     Income       Gain                Loss per    Dividends per Share
PER SHARE AMOUNTS       Sales       Sale       (Loss)      (Loss)    Net Loss     Share      Common    Preferred
---------------------  --------   ---------   ---------   --------   --------   ---------   --------   ---------
1999 (AS PREVIOUSLY
  REPORTED)
First quarter           $ 53.8     $(10.4)     $ (14.8)    $  3.1    $ (11.9)    $ (.06)     $   -      $0.8125
Second quarter            53.4       (9.5)       (17.2)       3.7      (15.4)      (.07)         -       0.8125
Third quarter (1)         54.6        6.6         (9.2)       0.1      (12.1)      (.06)         -       0.8125
Fourth quarter (2)        66.4      (33.3)       (69.1)       1.3      (80.0)      (.36)         -       0.8125
                        ------     ------      -------     ------    -------                            -------
  Total year            $228.2     $(46.6)     $(110.3)    $  8.2    $(119.4)      (.55)         -      $3.2500
                        ======     ======      =======     ======    =======                            =======
1998 (AS PREVIOUSLY
  REPORTED)
First quarter           $ 78.9     $   -       $   3.3     $  0.5    $  (1.6)    $ (.02)     $0.025     $0.8125
Second quarter            68.3         -          (2.2)      (5.9)      (9.3)      (.05)         -       0.8125
Third quarter             70.0         -           3.7       (7.2)      (7.7)      (.04)      0.025      0.8125
Fourth quarter (4)        59.4         -        (204.9)       0.2     (222.7)      (.98)         -       0.8125
                        ------                 -------     ------    -------                 ------     -------
  Total year            $276.6     $   -       $(200.1)    $(12.4)   $(241.3)     (1.08)     $0.050     $3.2500
                        ======                 =======     ======    =======                 ======     =======

(1) Includes a $9.5 million environmental remediation charge related to the San Luis property (see Note 14).

(2) Includes a $35.9 million write-off of the investment in Crown Jewel (see
    Note 7) and a $7.7 million net charge related to deferred tax assets (see
    Note 10).

(3) Includes before and after-tax charges of $104.9 million for asset write-downs (see Note 7).

(4) Includes before and after-tax charges of $194.9 million for asset write-downs.

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


                                       Date:   May 15, 2000


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


SIGNATURE                                     TITLE                               DATE
---------                                     -----                               ----
(a) (Acting) Principal Executive Officer

/s/ Karl E. Elers                             Acting Chief Executive              May 15, 2000
-----------------------------------------     Officer and Chairman
    Karl E. Elers                             of the Board

(b) Principal Financial Officer

/s/ Phillips S. Baker, Jr.                    Vice President                      May 15, 2000
-----------------------------------------     and Chief Financial
    Phillips S. Baker, Jr.                    Officer

(c) Principal Accounting Officer

/s/ Jeffrey L. Powers                         Vice President and Controller       May 15, 2000
-----------------------------------------     (Chief Accounting Officer)
    Jeffrey L. Powers


SIGNATURE                                     TITLE                               DATE
---------                                     -----                               ----

(d) Other Directors


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    Ian D. Bayer


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    Douglas J. Bourne


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    David L. Bumstead


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    Delo H. Caspary


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    Charles E. Childers


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    David W. Kerr


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    Terrence A. Lyons


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    Mary Mogford


/s/ John A. Keyes*                            Director                            May 15, 2000
-----------------------------------------
    William A. Wise


*Attorney-in-fact


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

+*10(a)(1)  -- Battle Mountain Gold Company 2000 Deferred Income Stock Option
               Plan. (Exhibit 10(a)(1) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1999:
               File No. 1-9666).

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

+o*10(c)(1) -- Specimen of Waiver and Release Agreements dated July 19, 1999 between the Company and certain executive officers regarding certain benefits payable in the event of a change in control of the Company. (Exhibit 10(c)(1) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1999:
               File No. 1-9666).

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


+*10(f)(3)  -- Second Amendment to Battle Mountain Gold Company's
               Non-Qualified Stock Option Plan for Outside Directors effective December 2, 1997.(Exhibit 10(f)(3) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999:
               File No. 1-9666).

+*10(f)(4)  -- Third Amendment to Battle Mountain Gold Company's
               Non-Qualified Stock Option Plan for Outside Directors effective February 2, 1999. (Exhibit 10(f)(4) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999:
               File No. 1-9666).

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

 +*10(l)    -- Agreement for Consulting Services effective as of May 1, 1999 between the Company and Karl E. Elers, and a letter extending the term of the agreement. (Exhibit 10(L) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999:
               File No. 1-9666).

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

  *11       -- Computation of Earnings Per Common Share. (Exhibit 11 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1999; File No. 1-9666).

  *21       -- Subsidiaries of the Company. (Exhibit 21 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1999; File No. 1-9666).

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