Form 10-Q
period 2000-03-31
BATTLE MOUNTAIN GOLD CO
filed 2000-05-15
CIK 771498

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
              for the three months ended March 31, 2000 and 1999             1

           Condensed Consolidated Balance Sheet
              at March 31, 2000 and December 31, 1999                        2

           Condensed Consolidated Statement of Cash Flows
              for the three months ended March 31, 2000 and 1999             3

           Notes to Condensed Consolidated Financial Statements              4

           Supplemental Information                                          9

           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     10

           Quantitative and Qualitative Disclosures about Market Risk       14

Part II. Other Information                                                  14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             Three months ended
                                                                   March 31
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
MILLIONS, EXCEPT PER SHARE AMOUNTS                                      (as restated)
Sales                                                      $     62.5    $     53.8
                                                           ----------    ----------

Costs and expenses
   Production costs                                              39.4          35.9
   Depreciation, depletion and amortization                      17.5          14.4
   Exploration, evaluation & other lease costs, net               3.6           3.9
   General and administrative expenses                            3.3           3.4
                                                           ----------    ----------
         Total costs and expenses                                63.8          57.6
                                                           ----------    ----------

Operating Loss                                                   (1.3)         (3.8)
   Interest expense                                              (3.8)         (3.7)
   Interest income                                                1.1           1.6
   Equity in losses and impairment of Lihir (NOTE 2)             --           (12.2)
   Foreign currency exchange gain, net                            0.5           3.1
   Other income, net                                              0.3           0.5
                                                           ----------    ----------

Loss Before Income Taxes                                         (3.2)        (14.5)
   Income tax benefit                                             0.9           2.1
   Mining tax benefit (expense)                                   0.7          (0.2)
                                                           ----------    ----------

Net Loss                                                         (1.6)        (12.6)
    Preferred dividends                                           1.9           1.9
                                                           ----------    ----------

Net Loss to Common Shares                                  $     (3.5)   $    (14.5)
                                                           ==========    ==========

Loss per Common Share - Basic and Diluted (NOTE 3)         $     (.02)   $     (.06)
                                                           ==========    ==========

Average Common Shares Outstanding for
   Basic and Diluted Loss per Share Purposes                    229.9         229.8
                                                           ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                      March 31,   December 31,
      MILLIONS                                          2000         1999
                                                     ----------   -----------
                                                                 (as restated)
ASSETS
   Current assets
     Cash and cash equivalents                       $     21.5   $     91.0
     Accounts and notes receivable, net                    11.8         13.2
     Product inventories                                   10.7          8.7
     Materials and supplies, net, at average cost          21.7         22.4
     Marketable equity securities (NOTE 2)                 43.9         --
     Other current assets                                   9.8          7.9
                                                     ----------   ----------
         Total current assets                             119.4        143.2
                                                     ----------   ----------

   Investments
     Investment in Lihir (NOTE 2)                          --           68.4
     Other investments                                     12.1         10.6
                                                     ----------   ----------
         Total investments                                 12.1         79.0
                                                     ----------   ----------

   Restricted cash                                         40.7         40.0

   Property, plant and equipment, net                     288.7        299.6

   Other assets                                             4.7          6.7
                                                     ----------   ----------

Total Assets                                         $    465.6   $    568.5
                                                     ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
     Current maturities of long-term debt (NOTE 5)   $      7.5   $      2.6
     Debt due upon disposal of Lihir                       30.0         30.0
     Accounts payable                                      14.4         16.0
     Income and mining taxes payable                       14.6         16.7
     Other current liabilities                             17.3         23.6
                                                     ----------   ----------
         Total current liabilities                         83.8         88.9

   Long-term debt (NOTE 5)                                161.9        176.8
   Deferred income and mining taxes                        63.0         64.5
   Other liabilities                                       54.7         54.5
                                                     ----------   ----------
         Total Liabilities                                363.4        384.7

   Commitments and contingencies (NOTES 6 AND 8)           --           --

   Minority interest                                        5.7         65.1

   Shareholders' equity (NOTE 4)                           96.5        118.7
                                                     ----------   ----------

Total Liabilities and Shareholders' Equity           $    465.6   $    568.5
                                                     ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three months ended
                                                                      March 31
                                                               ------------------------
   MILLIONS                                                       2000          1999
                                                               ----------    ----------
                                                                            (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $     (1.6)   $    (12.6)
   Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Depreciation, depletion and amortization                      17.5          14.4
       Deferred income and mining taxes                              (1.7)         (2.9)
       Equity in losses and impairment of Lihir                        --          12.2
       Foreign currency exchange gain, net                           (0.5)         (3.1)
       Change in working capital accounts, net                       (8.0)         (4.4)
       Other, net                                                    (0.2)         (0.5)
                                                               ----------    ----------

Net Cash Flows Provided by Operating Activities                       5.5           3.1
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              (9.5)         (9.3)
   Crown Butte liquidating dividend to minority shareholders           --         (11.0)
   Effects on cash of the Niugini Mining and Lihir merger           (54.7)           --
   Other, net                                                        (0.5)          0.2
                                                               ----------    ----------

Net Cash Flows Used in Investing Activities                         (64.7)        (20.1)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt repayments                                                  (10.0)        (11.6)
   Decrease in short-term borrowings                                   --         (14.9)
   Cash dividend payments                                            (1.9)         (1.9)
   Other, net                                                        (0.8)          0.1
                                                               ----------    ----------

Net Cash Flows Used in Financing Activities                         (12.7)        (28.3)
                                                               ----------    ----------

Effect of Exchange Rate Changes on Cash                               2.4           1.4
                                                               ----------    ----------

Net Decrease in Cash and Cash Equivalents                           (69.5)        (43.9)
Cash and cash equivalents at beginning of period                     91.0         197.2
                                                               ----------    ----------

Cash and Cash Equivalents at End of Period                     $     21.5    $    153.3
                                                               ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  General Information

         The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of Battle Mountain Gold Company and its wholly-owned and majority-owned subsidiaries ("Battle Mountain") and should be read in conjunction with the consolidated financial statements which are included in Battle Mountain's Annual Report on Form 10-K for the year ended December 31, 1999.

         Battle Mountain has restated its 1999 financial statement presentation of its former interest in Niugini Mining Limited, which merged with Lihir Gold Limited in February 2000, to reflect the full consolidation of Battle Mountain's investment in its Niugini Mining subsidiary. The more significant effects of this restatement on the 1999 information presented in the accompanying financial statements compared to amounts previously reported was a $0.7 million increase in net loss for the first quarter of 1999 (no impact on loss per share), a $54.7 million increase in cash, a $61.7 million decrease in assets held for sale, a $68.4 million increase in total investments and a $59.1 million increase in minority interest. In addition, cash flows from operations increased $1.0 million during the first quarter of 1999 compared with amounts previously reported. Certain other amounts for prior periods may have been reclassified in order to conform to the current reporting presentation.

         The restatements had no impact on Battle Mountain's 1999 annual net loss, loss per share or total net assets, and also had no impact on Battle Mountain's March 31, 2000 cash balance.

Note 2.  Niugini Mining and Lihir

         Niugini Mining and Lihir merged on February 2, 2000. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. Battle Mountain, through its investment in Niugini Mining, held a 7.52% equity interest in Lihir at December 31, 1999.

         Because of the merger, Battle Mountain no longer owns shares of Niugini Mining. The post-merger investment in the Lihir shares has been classified as marketable securities, available for sale, in the condensed consolidated balance sheet. The market value of the Lihir shares decreased $17.8 million in the first quarter of 2000 and this decrease was recorded as a part of comprehensive loss in shareholders' equity in the condensed consolidated balance sheet. Since in 1999 the investment in Lihir was an equity-accounted investment, an $11.0 million impairment charge was recorded in the first quarter of 1999 as a result of a decrease in the market value of the Lihir shares then held by Niugini Mining because the decrease in value was considered to be other than a temporary decrease.

Note 3.  Loss per Common Share

         Battle Mountain's outstanding common stock options, convertible debentures and convertible preferred stock were anti-dilutive and therefore not included in the calculations of basic and diluted loss per share amounts presented in the condensed consolidated statement of operations.

Note 4.  Comprehensive Loss

         Battle Mountain's comprehensive loss follows:

                                                       Three months ended
                                                            March 31
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------
MILLIONS                                                         (as restated)
Net loss                                            $     (1.6)   $    (12.6)
Foreign currency translation adjustments                  (0.9)         (1.9)
Unrealized losses on marketable equity securities        (17.8)           --
                                                    ----------    ----------

Comprehensive loss                                  $    (20.3)   $    (14.5)
                                                    ==========    ==========

Note 5.  Debt

         In March 2000, $10.0 million of the Canadian Imperial Bank of Commerce debt was repaid because the market value of the Lihir shares held by Battle Mountain declined to less than the level required by the loan agreement. Further declines in the market value of the shares of Lihir may result in additional principal repayments.

Note 6.  Derivative Financial Instruments

         Gold contracts outstanding at March 31, 2000 were as follows:

                                                                             Total or
OUNCES IN THOUSANDS              2000     2001     2002     2003     2004    Average
                                ------   ------   ------   ------   ------   -------
Written call options
      Ounces                       174      140      140      140       18      612
      Average price per ounce   $  345   $  359   $  359   $  359   $  375   $  355

Purchased put options
      Ounces                       105      140      140      140       18      543
      Average price per ounce   $  298   $  298   $  298   $  298   $  305   $  298

 Forwards
      Ounces                        28       38       38       38        2      144
      Average price per ounce   $  317   $  317   $  317   $  317   $  326   $  317

         The put options are the minimum price Battle Mountain will receive, while the call options, having a higher price, allow participation in a rising gold market. All ounces sold through the forwards will be at the stated prices. The above derivatives have no margin requirements nor do they subject Battle Mountain to lease rate exposure. The above ounces represent between 3% and 36% of estimated production for each period from March 31, 2000 through March 31, 2004, with a weighted average of approximately 19% of total estimated production for those periods combined.

         During the first quarter of 2000, Battle Mountain delivered or financially settled put options for 18,750 ounces of gold at an average price of $297 per ounce and forward sales contracts for 6,250 ounces of gold at an average price of $311 per ounce. No such settlements were made during the first quarter of 1999. In addition, options for 16,125 ounces of gold expired during the first quarter of 2000. The estimated fair value of the written call options and purchased put options outstanding at March 31, 2000, net, was $5.1 million. The estimated fair value of the forwards outstanding at March 31, 2000 was $1.0 million.

         In addition to the aforementioned gold contracts outstanding, as part of its overall financial planning, pursuant to pricing provisions as set forth in certain customer forward sales contracts outstanding as of March 31, 2000, Battle Mountain Canada had committed to deliver 23,570 ounces of gold valued at approximately $6.8 million at an average price of $287 per ounce. This gold was on deposit at a refinery or had been previously leased to third parties. All such contracts mature May 31, 2000. From time to time, Battle Mountain Canada also enters into gold leasing transactions prior to delivery of gold held in inventory related to these commitments. Battle Mountain, at times, is a party to these leasing transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had lease contracts outstanding with Battle Mountain for 23,570 ounces of gold at March 31, 2000. All such contracts mature May 31, 2000.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. Accounting Standard No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Battle Mountain is evaluating the impact that implementation of this standard may have on consolidated results of operations, financial position and liquidity.

Note 7.  Geographic and Segment Information

         Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:


MILLIONS

     Three months                          Golden     Kori                 Battle      Vera /    Corp &
ended March 31, 2000            Total      Giant      Kollo    Holloway   Mountain     Nancy     Other
--------------------            -----      -----      -----    --------   --------     -----     -----
Gross revenues                  $ 62.5    $ 25.3     $ 21.2     $  8.4      $    -   $  6.8      $  0.8
Production costs                  39.4      13.9       16.0        6.6        (0.1)     3.0           -
Deprec., deplet. & amort.         17.5       6.0        6.1        3.9                  1.3         0.2
Other expenses                     6.9         -          -          -           -        -         6.9
                                ------    ------     ------     ------      ------   ------      ------
Operating income (loss)           (1.3)      5.4       (0.9)      (2.1)        0.1      2.5        (6.3)
                                          ======     ======     ======      ======   ======      ======
Interest & other expenses         (1.9)
                                ------
Loss before income taxes          (3.2)
                                ======

     Three months ended
March 31, 1999 (as restated)
----------------------------
Gross revenues                    53.8      21.6       22.2        6.0           -      4.0           -
Production costs                  35.9      13.3       16.9        4.7         0.1      1.7        (0.8)
Deprec., deplet. & amort.         14.4       4.9        6.1        2.7           -      0.4         0.3
Other expenses                     7.3         -          -          -           -        -         7.3
                                ------    ------     ------     ------      ------   ------      ------
Operating income (loss)           (3.8)      3.4       (0.8)      (1.4)       (0.1)     1.9        (6.8)
                                          ======     ======     ======      ======   ======      ======
Lihir equity losses /
   impairment                    (12.2)
Interest & other income            1.5
                                ------
Loss before income taxes         (14.5)
                                ======

Total assets
------------
 March 31, 2000                  465.6     100.2       73.2       72.5        56.3     31.8       131.6
                                ======    ======     ======     ======      ======   ======      ======
 Dec. 31, 1999 (as restated)     568.5     118.1       78.4       76.1        54.3     36.0       205.6
                                ======    ======     ======     ======      ======   ======      ======

Note 8.  Other Matters

         SAN LUIS. Battle Mountain's Annual Report on Form 10-K for the year ended December 31, 1999 contained a description of closure and reclamation efforts and technical long-term water quality issues at the San Luis mine in Colorado, which ceased operations in November 1996.

         In 1998, Battle Mountain provided notice to the requisite regulatory agencies and undertook implementation of a response plan triggered by the identification of elevated levels of naturally occurring constituents detected in a monitoring well located downgradient from the West Pit. The Colorado Mined Land Reclamation Board held a formal public hearing to consider the matter on January 26, 1999 and determined that no violation had occurred and ordered Battle Mountain to implement the response plan. Battle Mountain has made all of the submittals required by the Board, has implemented those measures which have been approved and is awaiting final approval for permanent response measures set forth in a technical revision to the facility's permit. In connection with its review of the pending technical revision, the Colorado Division of Mineral and Geology has reassessed the level of financial assurance required for the San Luis property and has ordered Battle Mountain to increase the financial assurance for the property to $7.4 million, reflecting an increase of $1.3 million. The additional financial assurance has been put in place.

         On August 20, 1999, the Colorado Department of Public Health and Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation has occurred, has commenced treatment and discharge operations as authorized by an October 1999 Amendment of the Notice and is awaiting final approval of a Colorado Discharge Permit System permit for discharges from the long-term operation of a water treatment facility at the site. Battle
Mountain has negotiated a settlement with the Colorado Department of Public Health and Environment which, if approved, will resolve the violations alleged in the Notice of Violation. The terms of the settlement are set forth in a Settlement Agreement and Stipulated Order which was executed on May 9, 2000 by Battle Mountain and the Director of the Colorado Water Quality
Control Division. This Agreement requires the payment of a civil penalty in the amount of $71,700 and a supplemental environmental project in the form of a $30,000 contribution to a local water and sanitation district for capital improvements to its wastewater treatment facility. Under applicable law, the Settlement Agreement will not become final until the closure of a public comment period and final imposition of the terms of the Agreement by the Colorado Department of Public Health and Environment.

         It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities, which actions could include seeking injunctive relief, mandating the posting of additional financial assurances, requiring further on-site response actions and the imposition of additional monetary penalties. Battle Mountain has in place certain environmental and reclamation financial assurances related to the San Luis property and additional financial assurances could be required over time. There can be no guarantee that Battle Mountain will be able to maintain and/or put in place the necessary assurances. An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 based upon Battle Mountain's current best estimate of costs to address technical long-term water quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

         OTHER. Battle Mountain is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other actions cannot be predicted with certainty, it is the opinion of management that none of these actions when resolved will have a material adverse effect on results of operations, financial position or cash flows.

         Battle Mountain believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales, short-term lines of credit and/or future debt or equity security issuances. Significant additional capital will be required in the foreseeable future in order to continue the development of current and future mining projects, including the Phoenix project. Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects, which in turn is dependent upon the price of gold. Because of continued low gold prices and their effect on Battle Mountain's financial condition, short-term liquidity and our ability to raise additional capital for long-term development projects may be impaired. In the event that cash balances decline to a level that cannot support planned activities, management will defer planned capital and exploration expenditures as needed to conserve cash.

Note 9.  Summarized Financial Information

         The following summarized information of Battle Mountain Canada is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable Shares:

                                               Three months ended
                                                    March 31
                                              ---------------------
                                                2000         1999
                                              -------       -------
MILLIONS                                                  (as restated)
Sales                                         $  34.2       $  27.5
Costs and expenses                               32.0          27.0
                                              -------       -------
Operating income                              $   2.2       $   0.5
                                              =======       =======

Net income (loss)                             $   3.2       $  (9.5)
                                              =======       =======

         Summarized financial information of Lihir follows. Information for the 2000 period is not presented, as the investment in Lihir is classified as marketable securities effective as of the date of the merger of Niugini Mining and Lihir.

                            Three months ended
MILLIONS                      March 31, 1999
                              --------------
Sales                             $  43.4
Costs and expenses                   40.9
                                  -------
Operating income                  $   2.5
                                  =======

Net loss                          $  (2.7)
                                  =======

                                     BATTLE MOUNTAIN GOLD COMPANY
                              SUPPLEMENTAL INFORMATION - (UNAUDITED) (1)
                     (Data reflects BMG attributable interests, except as noted)
                                       (Ounces in thousands)

                                                                                     Three months ended
                                                                                          March 31
                                                                                    -------------------
                                                                                     2000         1999
                                                                                    ------       ------
               GOLDEN GIANT
                   Gold ounces recovered                                                89           78
                   Silver ounces recovered                                               7            3
               --------------------------------------------------------------------------------------------
                 Cost per Gold Ounce Produced
                   Cash production costs                                            $  149       $  167
                   Depreciation, depletion and amortization                             68           64
                   Reclamation and mine closure costs                                    6            4
                                                                                    ------       ------
                   Total production costs                                           $  223       $  235
               --------------------------------------------------------------------------------------------
               KORI KOLLO (88% Interest)
                   Gold ounces recovered                                                62           64
                   Silver ounces recovered                                             132          201
               --------------------------------------------------------------------------------------------
                 Cost per Gold Ounce Produced (2)
                   Cash production costs                                            $  201       $  189
                   Depreciation, depletion and amortization                             89           85
                   Reclamation and mine closure costs                                    5           11
                                                                                    ------       ------
                   Total production costs                                           $  295       $  285
               --------------------------------------------------------------------------------------------
               HOLLOWAY (84.65% Interest)
                   Gold ounces recovered                                                23           20
               --------------------------------------------------------------------------------------------
                 Cost per Gold Ounce Produced
                   Cash production costs                                            $  209       $  206
                   Depreciation, depletion and amortization                            135          126
                   Reclamation and mine closure costs                                    3            2
                                                                                    ------       ------
                   Total production costs                                           $  347       $  334
               --------------------------------------------------------------------------------------------
               VERA/NANCY (50% Interest)
                   Gold ounces recovered                                                25           14
                   Silver ounces recovered                                              19           12
               --------------------------------------------------------------------------------------------
                 Cost per Gold Ounce Produced
                   Cash production costs                                            $  121       $  116
                   Depreciation, depletion and amortization                             51           31
                   Reclamation and mine closure costs                                    3            1
                                                                                    ------       ------
                   Total production costs                                           $  175       $  148
               --------------------------------------------------------------------------------------------
               ============================================================================================
               AGGREGATE DATA
                   Gold ounces recovered                                               199          176
                   Average price per gold ounce realized                            $  290       $  286
                   Silver ounces recovered                                             158          216
                   Average price per silver ounce realized                          $ 5.09       $ 5.26
               --------------------------------------------------------------------------------------------
                 Weighted Average Cost per Gold Ounce Produced
                   Cash production costs                                            $  168       $  175
                   Depreciation, depletion and amortization                             80           76
                   Reclamation and mine closure costs                                    5            6
                                                                                    ------       ------
                   Total production costs                                           $  253       $  257
               ============================================================================================

                                     BATTLE MOUNTAIN GOLD COMPANY
                              SUPPLEMENTAL INFORMATION - (UNAUDITED) (1)
                     (Data reflects BMG attributable interests, except as noted)
                                       (Ounces in thousands)

                                                                                    Three months ended
                                                                                         March 31
                                                                                    ------------------
                                                                                     2000         1999
                                                                                     ----         ----

               AGGREGATE DATA (cont.)
                  Gold ounces recovered - 100%                                        207          185
                  Gold ounces sold - 100%                                             212          186
                  Gold ounces sold - BMG share                                        203          177
               -------------------------------------------------------------------------------------------
                  Silver ounces recovered - 100%                                      176          244
                  Silver ounces sold - 100%                                           171          245
                  Silver ounces sold - BMG share                                      154          217
               ============================================================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Battle Mountain's Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited condensed consolidated financial statements and notes preceding this discussion.

OVERVIEW

         Continued low gold prices, partially offset by higher production, resulted in a net loss of $3.5 million for the three months ended March 31, 2000. Cash flows from operations increased to $5.5 million for the quarter, compared with $3.1 million for the same period in 1999. Cash and cash equivalents decreased $69.5 million during the first quarter of 2000, primarily due to the merger of Niugini Mining and Lihir. Low gold prices, capital expenditures and debt payments also contributed to this decrease.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Battle Mountain generated cash flows of $5.5 million from operating activities during the three months ended March 31, 2000 compared with $3.1 million for the same period in 1999. The increase was primarily the result of higher production and slightly improved gold prices.

         INVESTING ACTIVITIES. Capital expenditures totaled $9.5 million in the first quarter of 2000 compared with $9.3 million during the same period in 1999. Battle Mountain currently expects to invest $40 million to $45 million on capital expenditures in 2000.

         Niugini Mining and Lihir merged on February 2, 2000. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. The effect of the merger on cash and cash equivalents was a decrease of $54.7 million. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion. In March 1999, an $11.0 million liquidating dividend was paid to Crown Butte Resources Ltd. minority shareholders.

         FINANCING ACTIVITIES. Battle Mountain made $10.0 million of debt repayments in the first three months of 2000 compared with $26.5 million of debt and short-term borrowing repayments in the same period of 1999. In March 2000, $10.0 million of the Canadian Imperial Bank of Commerce debt was repaid because the market value of the Lihir shares held by Battle Mountain declined to less than the level required by the loan agreement. Further declines in the market value of the shares of Lihir may result in additional principal repayments.

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

         CONCLUSION. Battle Mountain believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales, short-term lines of credit and/or future debt or equity security issuances. Significant additional capital will be required in the foreseeable future in order to continue the development of current and future mining projects, including the Phoenix project. Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects, which in turn is dependent upon the price of gold. Because of continued low gold prices and their effect on Battle Mountain's financial condition, short-term liquidity and our ability to raise additional capital for long-term development projects may be impaired. In the event that cash balances decline to a level that cannot support planned activities, management will defer planned capital and exploration expenditures as needed to conserve cash.

RESULTS OF OPERATIONS

         Battle Mountain recorded net losses to common shares of $3.5 million ($.02 per share) and $14.5 million ($.06 per share) for the three month periods ended March 31, 2000 and 1999, respectively. Continued low gold prices were partially offset by higher production and lower per ounce cash costs in the first quarter of 2000. Results in the 1999 period included an $11.0 million impairment in the investment in Lihir and foreign currency exchange gains of $3.1 million.

                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                              2000     1999
                                                              ----     ----
   Gold ounces sold - 100%, THOUSANDS                          212      186

   Average gold revenue realized per ounce                   $ 290    $ 286

   Average London PM gold fix per ounce                      $ 290    $ 287

         Sales increased $8.7 million, or 16%, in the first three months of 2000 compared with the same period in 1999 as a result of higher production and slightly higher gold prices. Increased production at Golden Giant was attributable to decreased gold inventory in the mill circuit and higher throughput, while increased production at Vera/Nancy was attributable to higher throughput. The average realized price of gold increased slightly in 2000 as a result of higher spot gold prices.

        AGGREGATE ATTRIBUTABLE PRODUCTION COSTS                            Three months ended
          PER OUNCE OF GOLD PRODUCED                                             March 31
                                                                          --------------------
                                                                            2000         1999
                                                                          -------      -------
        Direct mining costs                                               $   167      $   175
        Third party smelting, refining and transportation costs                 1            2
        By-product credits included in sales                                   (4)          (6)
                                                                          -------      -------
            Cash operating costs                                              164          171
        Royalties                                                               4            4
                                                                          -------      -------
            Total cash costs                                                  168          175
        Depreciation, depletion and amortization                               80           76
        Reclamation and mine closure costs                                      5            6
                                                                          -------      -------
            Total production costs                                        $   253      $   257
                                                                          =======      =======

        RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS
        PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS                     Three months ended
                                                                                March 31
                                                                          --------------------
        MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS              2000         1999
                                                                          -------      -------

        Production costs per financial statements                         $  39.4      $  35.9
        Minority interest portion of production costs                        (1.8)        (1.7)
        By-product credits included in sales                                 (0.7)        (1.1)
        Reclamation and mine closure costs                                   (1.0)        (1.2)
        Inventory change and other                                           (2.4)        (1.1)
                                                                          -------      -------
        Production costs for per ounce calculation purposes               $  33.5      $  30.8
                                                                          =======      =======

        Gold ounces produced, THOUSANDS                                       199          176
                                                                          =======      =======

        Total cash costs per gold ounce produced                          $   168      $   175
                                                                          =======      =======

        Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.

         Total production costs increased in the first quarter of 2000 compared with the first quarter of 1999, primarily at Holloway due to higher gold sales and the sale of higher cost ounces produced in November and December 1999. Niugini Mining's San Cristobal mine was placed on care and maintenance effective January 1, 1999, therefore San Cristobal's revenues of $1.4 million for the first quarter of 1999 were credited against the $0.7 million of its production costs during the period. As operations of San Cristobal are not included in Battle Mountain's results in 2000 due to the Niugini Mining and Lihir merger, this also contributed to the increase in production costs in 2000. Consolidated per ounce cash costs decreased in 2000, primarily at Golden Giant due to higher production.

         Depreciation, depletion and amortization increased during the three month period ended March 31, 2000, primarily as a result of higher production.

         Exploration, evaluation and other lease costs decreased in 2000 due to planned decreased expenditures and the sale of exploration rights in 2000. Effective January 1, 2000, expenditures at the Crown Jewel project are classified as exploration, evaluation and other lease costs. Interest expense remained fairly constant, while interest income decreased in the first three months of 2000 due to lower levels of cash invested.

         Equity in losses and impairment of Lihir totaled $12.2 million for the three months ended March 31, 1999. Since in 1999 the investment in Lihir was an equity-accounted investment, an $11.0 million impairment charge to the investment in Lihir was recorded in the first quarter of 1999 as a result of a decrease in the market value of the Lihir shares then held by Niugini Mining because the decrease in value was considered to be other than a temporary decrease. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 for discussion of the Niugini Mining and Lihir merger and the subsequent accounting treatment of changes in the value of the investment in Lihir.

         Net foreign currency exchange gains totaled $0.5 million and $3.1 million during the first quarters of 2000 and 1999, respectively, primarily on the U.S. dollar-denominated debt of foreign subsidiaries.

         Battle Mountain's provision for income taxes for the three month period ended March 31, 2000 included benefits of $0.9 million on losses before income taxes of $3.2 million. Battle Mountain's effective income tax rate for the first three months of 2000 was 19%. Mining taxes decreased in 2000 compared with the same period in 1999 due to a lower effective tax rate.

OTHER

         See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

         Various laws require that financial assurances be in place for certain environmental and reclamation obligations and potential liabilities. Battle Mountain has certain environmental and reclamation financial assurances in place and will be required to put additional financial assurances in place in the near future. There can be no guarantee that Battle Mountain will be able to maintain and/or put in place the necessary assurances.

         Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. See Note 6 of Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion.

         Unless otherwise discussed below, information for the three months ended March 31, 2000 about market, foreign currency, interest rate and equity risks does not differ materially from that discussed under Item 7A of Battle Mountain's Annual Report on Form 10-K in Item 1 for the year ended December 31, 1999. See Note 6 of Notes to Condensed Consolidated Financial Statements for discussion of derivative financial instruments.

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

         All revenues generated during the first quarter of 2000 were from mining operations outside the United States, while assets attributable to those operations totaled approximately $277.7 million at March 31, 2000. As a result, Battle Mountain is exposed to risks normally associated with operations located outside the United States, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures, and other operating and financial data are based on expectations that the Company believes are reasonable, but can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold and silver, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, the inability to maintain or put in place necessary environmental or reclamation financial assurances, appeals of agency decisions or other litigation, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks and the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many of such factors are beyond Battle Mountain's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Battle Mountain disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" in Item 1 for a discussion.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 20, 1999, the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation had occurred. Battle Mountain has negotiated a settlement with the Colorado Department of Public Health and Environment which, if approved, will resolve the violations alleged in the Notice of Violation. The terms of the settlement are set forth in a Settlement Agreement and Stipulated Order which has been executed by Battle Mountain and the Director of the Colorado Water Quality Control Division. Under applicable law, the Settlement Agreement will not become final until the closure of a public comment period and final imposition of the terms of the Agreement by the Colorado Department of Public Health and Environment. See Note 8 of Notes to Condensed Consolidated Financial Statements under Part I for further discussion. Battle Mountain is also party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other actions cannot be predicted with certainty, it is the opinion of management that none of these actions when resolved will have a material adverse effect on results of operations, financial position or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Battle Mountain Gold Company March 2000 Severance Plan and Summary Plan Description

                  10.2 Form of Agreement relating to bonus for certain key employees

                  11       Computations of Earnings (Loss) per Common Share

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K, dated January 28, 2000, was filed containing a January 19, 2000 press release issued by Battle Mountain concerning certain information regarding an adverse water rights / water quality ruling on the Crown Jewel mine.

                  A Current Report on Form 8-K, dated January 28, 2000, was filed containing a January 27, 2000 press release issued by Battle Mountain concerning Noranda Inc.'s intent to nominate four individuals for positions on the Battle Mountain Board of Directors.

                  A Current Report on Form 8-K, dated February 16, 2000, was filed containing a fourth quarter 1999 earnings release issued by Battle Mountain on February 4, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BATTLE MOUNTAIN GOLD COMPANY

Date:  May 15, 2000.                             /s/ Jeffrey L. Powers
                                        ----------------------------------------
                                                   Jeffrey L. Powers
                                              Vice President and Controller
                                               (Chief Accounting Officer)