Form 10-K/A
period 1999-12-31
BATTLE MOUNTAIN GOLD CO
filed 2000-06-28
CIK 771498

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

--------------------------------------------------------------------------------

         The information appearing in Part II, Item 8, of Battle Mountain Gold Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 is hereby amended as indicated in the Index to Consolidated Financial Statements as "II. Lihir Gold Limited" to include the following financial statements of Lihir Gold Limited.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                             ----
II.      Lihir Gold Limited

          Report of the independent accountants....................................................            2
          Profit and Loss accounts for the years ended December 31, 1999, 1998 and 1997............            3
          Balance sheets as at December 31, 1999, 1998 and 1997....................................          4,5
          Statements of changes in equity for the years ended December 31, 1999, 1998 and 1997.....            6
          Statements of cash flows for the years ended December 31, 1999, 1998 and 1997............            7
          Notes to the financial statements........................................................            8

-------------------------------------------------------------------------------
PRICEWATERHOUSECOOPERS


                                                     PRICEWATERHOUSECOOPERS
                                                     6th Floor Credit House
                                                     Cuthbertson Street
                                                     PO Box 484
                                                     PORT MORESBY
                                                     PAPUA NEW GUINEA
                                                     Telephone +675 3211500
                                                     Facsimile +675 3211428
                                                     Direct fax +675 3211428



REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF LIHIR GOLD LIMITED

In our opinion, the accompanying balance sheets and the related profit and loss accounts, statements of changes in equity and cash flows present fairly, in all material respects, the financial position of Lihir Gold Limited at December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with International Accounting Standards. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States and International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

International Accounting Standards vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of operating profit after income tax for the years ended December 31, 1999, 1998 and 1997, and the determination of shareholders' equity and financial position at December 31, 1999, 1998 and 1997, to the extent summarized in Note 28 to the financial statements.


/s/ PricewaterhouseCoopers
--------------------------
PricewaterhouseCoopers



Port Moresby, Papua New Guinea
12 May, 2000

                               LIHIR GOLD LIMITED

                            PROFIT AND LOSS ACCOUNTS
              FOR THE YEARS ENDED 31 DECEMBER 1999, 1998, AND 1997

                                                         NOTE            1999               1998                1997
                                                                       US$ 000             US$ 000            US$ 000
SALES REVENUE                                                          206,574             184,718             56,966
                                                                  ----------------------------------------------------------
OPERATING EXPENSES
  Mining expenses                                                      (70,703)           (62,261)            (15,562)
  Processing costs                                                     (37,594)           (30,339)             (5,609)
  Power generation costs                                               (13,570)           (11,097)             (3,264)
  General and administrative costs                                     (32,351)           (19,726)             (8,427)
  Refining, royalty and management fees                                 (8,046)            (7,548)             (2,042)
  Costs deferred and transferred to                                     25,593             15,258              11,588
  inventories
  Depreciation and amortisation                                        (54,153)           (46,123)             (8,918)
                                                                  ----------------------------------------------------------
Total operating expenses                                              (190,824)          (161,836)            (32,234)

                                                                  ----------------------------------------------------------
OPERATING PROFIT BEFORE ABNORMAL ITEM, INTEREST AND                     15,750             22,882              24,732
TAX

Net interest expense                                      5            (26,120)           (28,970)             (6,593)

                                                                  ----------------------------------------------------------
OPERATING PROFIT BEFORE ABNORMAL ITEM AND INCOME TAX      5            (10,370)            (6,088)             18,139

Abnormal item                                             5               -                (9,370)                -

                                                                  ----------------------------------------------------------
OPERATING PROFIT BEFORE INCOME TAX                                     (10,370)           (15,458)             18,139

Income tax attributable to operating profit               14             2,989              5,186              (6,338)

                                                                  ----------------------------------------------------------
OPERATING PROFIT AFTER INCOME TAX                                       (7,381)           (10,272)             11,801

Retained profits at the beginning of the year                            1,529             11,801                 -

Total available for appropriation                                       (5,852)             1,529              11,801

                                                                  ----------------------------------------------------------
RETAINED PROFITS AT THE END OF THE YEAR
                                                                        (5,852)             1,529              11,801
                                                                  ----------------------------------------------------------

          The accompanying notes form part of these financial accounts

                                LIHIR GOLD LIMITED

              BALANCE SHEETS AS AT 31 DECEMBER 1999, 1998 AND 1997

                                                                             1999               1998              1997
                                                             NOTE           US$ 000           US$ 000            US$ 000
CURRENT ASSETS
Cash                                                          6            46,875             82,459            30,640
Inventories                                                   8            31,883             22,054            21,953
Receivables and prepayments                                   9            14,656              7,149             6,282
Other current assets                                          10            5,722             12,845             6,320
                                                                       -------------------------------------------------------
TOTAL CURRENT ASSETS                                                       99,136            124,507            65,195

NON-CURRENT ASSETS

Inventories                                                   8            16,228              6,804             4,262
Receivables and prepayments                                   9                 5                  5               418
Development and mining properties                             11          862,593            882,983           889,049
Other non current assets                                      10           57,724             34,428            26,732
                                                                       -------------------------------------------------------
TOTAL NON-CURRENT ASSETS                                                  936,550            924,220           920,461

                                                                       -------------------------------------------------------
TOTAL ASSETS                                                            1,035,686          1,048,727           985,656
                                                                       -------------------------------------------------------


CURRENT LIABILITIES
Accounts payable                                              12           26,300             27,442            19,459
Provisions                                                    13            5,234              1,508               579
Borrowings                                                    22           43,009             44,430            26,623
Deferred hedging income                                       23            3,592                684                 -
Retentions                                                                      -                  -               421
                                                                       -------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                  78,135             74,064            47,082

NON CURRENT LIABILITIES

Provisions                                                    13           14,220             10,268             6,131
Borrowings                                                    22          115,552            273,869           299,328
Deferred hedging income                                       23           14,406                684                 -
                                                                       -------------------------------------------------------
TOTAL NON CURRENT LIABILITIES                                             144,178            284,821           305,459

                                                                       -------------------------------------------------------
TOTAL LIABILITIES                                                         222,313            358,885           352,541
                                                                       -------------------------------------------------------

NET ASSETS                                                                813,373            689,842           633,115
                                                                       -------------------------------------------------------

SHAREHOLDERS' EQUITY
Paid up capital                                               18          819,225            688,313           621,314

Retained Earnings                                                          (5,852)             1,529            11,801




                               LIHIR GOLD LIMITED

          BALANCE SHEETS AS AT 31 DECEMBER 1999, 1998 AND 1997 (CONT'D)

                                                                       -------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                813,373            689,842           633,115
                                                                       -------------------------------------------------------

COMMITMENTS                                                   20
CONTINGENT LIABILITIES                                        21

           The accompany notes form part of the financial statements.

                                LIHIR GOLD LIMITED

                         STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    SHARE         RETAINED
                                                                                   CAPITAL        EARNINGS         TOTAL
                                                                       NOTE        US$ 000         US$ 000         US$ 000
Balance at 1 January 1997                                                              621,314               -         621,314
                                                                                -----------------------------------------------

Net profit/(loss) for the year                                                               -          11,801          11,801

                                                                                -----------------------------------------------
BALANCE AT DECEMBER 31, 1997                                                           621,314          11,801         633,115
                                                                                -----------------------------------------------

Net profit/(loss) for the year                                                               -         (10,272)        (10,272)
Issue of share capital                                                                  66,999               -          66,999

                                                                                -----------------------------------------------
BALANCE AT DECEMBER 31, 1998                                            18             688,313           1,529         689,842
                                                                                -----------------------------------------------

Net profit/(loss) for the year                                                               -          (7,381)         (7,381)
Issue of share capital                                                                 130,912               -         130,912

                                                                                -----------------------------------------------
BALANCE AT DECEMBER 31, 1999                                            18             819,225          (5,852)        813,373
                                                                                -----------------------------------------------

          The accompanying notes form part of the financial statements.

                               LIHIR GOLD LIMITED

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999               1998               1997
                                                              US$ 000            US$ 000            US$ 000
CASH FLOWS FROM OPERATING ACTIVITIES

Receipts from operating activities                             206,574            184,718             56,966
Payments arising from operating activities                    (172,184)          (132,049)           (50,466)
                                                           ----------------------------------------------------
                                                                34,390             52,669              6,500
Interest income                                                  3,202              3,654                633
Interest paid to third parties                                 (29,322)           (32,624)            (6,135)
Income taxes paid                                                    -                  -                  -
                                                           ----------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                         8,270             23,699                998

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings                                                           -              4,900            261,527
Restructure of hedge book                                       20,586                  -                  -
Repayment of term debt                                        (162,002)           (11,262)                 -
Proceeds from issue of shares                                  130,912             67,000                  -
                                                           ----------------------------------------------------
                                                               (10,504)            60,638            261,527

CASH FLOWS FROM INVESTING ACTIVITIES

Property plant and equipment                                   (33,378)           (32,518)          (216,813)
Proceeds from sale of fixed assets                                  28                  -                  -
Decrease (Increase) in debtors                                       -                  -             (1,994)
Decrease (Increase) in inventories                                   -                  -            (14,773)
Decrease (Increase) in other assets                                  -                  -             (2,848)
Increase (Decrease) in creditors                                     -                  -            (29,366)
Increase (Decrease) in other provisions                              -                  -                632
Interest received                                                    -                  -              1,550
Interest paid to third parties                                       -                  -            (12,275)
                                                           ----------------------------------------------------
                                                               (33,350)           (32,518)          (275,887)

                                                           ----------------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           (35,584)            51,819            (13,362)
                                                           ----------------------------------------------------

Cash balance at beginning of year                               82,459             30,640             44,002
Cash balance at end of year                                     46,875             82,459             30,640
                                                           ----------------------------------------------------
                                                               (35,584)            51,819            (13,362)
                                                           ----------------------------------------------------

         The accompanying notes form part of these financial statements.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


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

         Exploration or evaluation expenditure written off, or provided against, is reinstated when recoupment out of revenue to be derived from the relevant area of interest or mineral resource, or from sale of that area of interest, is reasonably assured. For the periods presented, exploration or evaluation expenditure written off have not been re-instated.

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

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


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

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


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

(g)      IMPAIRMENT OF ASSETS

         Impairments of assets are recognised whenever the carrying amount of an asset exceeds its recoverable amount. The recoverable amount is measured as the higher of net selling price and value in use. Value in use for individual assets is calculated by discounting future cash flows using a risk adjusted pre-tax discount rate.

(h)      RESTORATION, REHABILITATION AND ENVIRONMENTAL EXPENDITURE

         In accordance with IAS 37 "Provisions, Contingent Liabilities and Contingent Assets", the amount of any provision recognised is the full amount that has been estimated based on current costs to be required to settle present obligations, discounted using a pre-tax risk-free interest rate of 2.5%. Estimates of future costs are reassessed annually.

         A corresponding asset, which represents future economic benefits, is raised and subsequently amortised using the units of production method.

         The company has a rehabilitation policy which identifies the environmental, social and engineering issues to be considered and the procedures to be followed when providing for costs associated with the site closure. Site rehabilitation and closure involves the dismantling and demolition of infrastructure not intended for subsequent community use, the removal of residual materials and the remediation of disturbed areas. Community requirements and long term land use objectives are also taken into account.

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

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

         Where a hedged transaction is terminated prior to its maturity date and the underlying sale is still expected to occur, it is the Company's policy to defer any gains and losses that arise from the early termination, and to bring them to account over the periods when the hedged transaction was expected to take place.

         All unrealised gains and losses are brought to account upon expiry, and not progressively through time. The Company does not trade derivative financial instruments.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

         Foreign currency transactions (other than US dollars) are initially translated into US currency at the rate of exchange at the date of the transaction. At the date of the balance sheet, amounts payable and receivable in foreign currencies are translated to US dollars at rates of exchange current at that date. Resulting exchange differences are brought to account in determining the profit or loss for the year.

         The Company's Kina figures are translated from US Dollars at the rate prevailing at December 31, 1999 of PGK 1.00 = USD 0.375 (1998: PGK 1.00 = USD 0.475). Movements in the share capital account are accounted for as a capital reserve.

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

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

(t)      SIGNIFICANT RISKS AND UNCERTAINIES

         The reserve estimates presented are estimates based on a gold price of $350 per ounce for the cut off grade of 2.2g Au/t using the end 1998 mine life cost estimates and within a mine pit designed at $350 per ounce. As of December 31, 1999 the Company's estimated proved and probable reserves stood at 11.2 million contained ounces. The Company believes that $350 per ounce is the appropriate long-term gold price to estimate the value of these reserves. If the long-term gold price were to fall to $300 per ounce, the Company's proved and probable reserves would be reduced to 9.9 million ounces.

         The Lihir operation is also subject to the provisions of the PNG Mining Act 1992 which governs the granting of mining rights and the conditions upon which those rights may be terminated. In particular, the Company is party to a mining development contract, dated March 17, 1995 (the "Mining Development Contract"), with the PNG Government which sets forth the terms upon which the Company may exercise its rights under the Special Mining Lease which governs the Lihir operation. Under certain limited circumstances, the PNG Government may terminate the Mining Development Contract and therefore, the Special Mining Lease. Any such termination would prohibit the continued operation of the Lihir operation.

(u)       USE OF ESTIMATES

         The preparation of financial statements in accordance with International Accounting Standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates and assumptions relate to the long-term gold price, mineral reserves and remaining mine lives, provision for restoration and rehabilitation obligations, valuation allowance for deferred tax assets, recoverability of long-lived assets (including ore stock piles) and depreciation. Actual results could differ from those estimates and may affect amounts reported in future periods. Management believes that the estimates are reasonable.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

NOTE 5:  OPERATING PROFIT

                                                                                                    US$ 000
                                                                                      1999            1998            1997
Operating loss before taxation has been determined after crediting /
(charging):

Interest income                                                                       3,202           3,654              633

Interest and finance expenses                                                       (29,322)        (32,624)          (7,226)
Royalties on sales                                                                   (4,074)         (3,792)          (1,151)
Net foreign exchange gains/(losses)                                                    (589)          2,096               30
Provisions for employee benefits                                                     (2,225)         (2,614)            (207)


Amortisation of hedging gains                                                         3,956               -                -
Amortisation of hedging costs                                                        (4,481)         (3,246)               -
Staff costs                                                                         (14,879)        (13,450)          (3,862)
Donations and community assistance                                                     (235)            (60)              (3)
Provision for stock obsolescence                                                     (1,000)              -                -
Abnormal charge - impairment of low grade stockpile                                       -          (9,370)               -
   (Applicable income tax expense $3.3 m)

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 6:  CASH
                                                                                                    US$ 000
                                                                                      1999            1998            1997
Cash at bank and on hand                                                              20,537          39,245            5,364
Short term deposits with financial institutions                                       26,338          43,214           25,276
                                                                              --------------- --------------- ----------------
                                                                                      46,875          82,459           30,640
                                                                              --------------- --------------- ----------------

NOTE 7:  STATEMENT OF CASH FLOWS
                                                                                                    US$ 000
                                                                                      1999            1998            1997
Reconciliation of cash flow from operating activities to
operating profit after tax

Operating profit/(loss) after tax                                                     (7,381)        (10,272)          11,801

Depreciation and amortisation                                                         54,153          46,123            8,918
Loss on disposal of assets                                                               243             170              (17)

(Increase)/Decrease in debtors                                                       (7,507)            (454)          (4,665)
(Increase)/Decrease in inventories                                                  (19,253)          (2,643)         (11,442)
(Increase)/Decrease in future income tax benefit                                     (7,264)          (1,089)             (64)
(Increase)/Decrease in other assets                                                 (13,390)         (16,378)          (9,642)

(Decrease)/Increase in creditors                                                      1,112            7,983              548
(Decrease)/Increase in deferred tax                                                   4,253           (4,320)           5,869
(Decrease)/Increase in rehabilitation                                                 1,079              600                -
(Decrease)/Increase in other provisions                                               2,225            3,979             (308)

                                                                              ---------------- --------------- ---------------
Net cash flow from operating activities                                               8,270           23,699              998
                                                                              ---------------- --------------- ---------------

NOTE 8:  INVENTORIES
                                                                                                    US$ 000
                                                                                      1999            1998            1997
CURRENT
Stores                                                                               26,167           18,117           14,354
Less: Provision for obsolescence                                                      1,000                -                -
                                                                              --------------- --------------- ----------------
                                                                                     25,167           18,117           14,354
Production work in progress                                                           1,658            1,556            4,811
Finished goods                                                                        1,979            1,053                -
Ore stockpiles                                                                        3,079            1,328            2,788

                                                                              --------------- --------------- ----------------
Total current inventories                                                            31,883           22,054           21,953

NON-CURRENT
Ore stockpiles                                                                       16,228            6,804            4,262

                                                                              --------------- --------------- ----------------
Total inventories                                                                    48,111           28,858           26,215
                                                                              --------------- --------------- ----------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 9:  RECEIVABLES AND PREPAYMENTS
                                                                                                  US$ 000
                                                                                   1999            1998            1997
CURRENT
Prepayments                                                                            4,824           3,410            2,969
Insurance claims receivable                                                                -               -              805
Other amounts receivable from:
- third parties                                                                       10,027           3,739            2,508
Less: Provision for doubtful debts                                                       195               -                -
                                                                              --------------- --------------- ----------------
                                                                                      14,656           7,149            6,282
NON-CURRENT
Prepayments                                                                                -               -              413
Other amounts receivable                                                                   5               5                5
                                                                              --------------- --------------- ----------------
                                                                                           5               5              418

                                                                              --------------- --------------- ----------------
Total amounts receivable and prepayments                                              14,661           7,154            6,700
                                                                              --------------- --------------- ----------------

NOTE 10: OTHER ASSETS
                                                                                                  US$ 000
                                                                                   1999            1998            1997
CURRENT
Future income tax benefit                                                                  -               -               25
Hedging costs                                                                          4,424           4,469            3,246
Deferred mining costs                                                                  1,298           8,376            3,049
                                                                              --------------- --------------- ----------------
                                                                                       5,722          12,845            6,320
NON-CURRENT
Future income tax benefit                                                              8,417           1,153               39
Hedging costs                                                                          8,345          12,781           17,250
Deferred mining costs                                                                 40,962          20,494            9,443
                                                                              --------------- --------------- ----------------
                                                                                      57,724          34,428           26,732

                                                                              --------------- --------------- ----------------
Total Other Assets                                                                    63,446          47,273           33,052
                                                                              --------------- --------------- ----------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 11: DEVELOPMENT AND MINING PROPERTIES

                                                                                                  US$ 000
                                                                                   1999            1998            1997
CAPITAL WORKS IN PROGRESS

Cost brought forward                                                                  30,939           3,572          670,412
Acquisitions and disposals                                                            33,378          32,446          240,014
Interest received                                                                          -               -          (12,275)
Transfers to mining properties                                                       (49,834)         (5,079)        (894,579)
                                                                              --------------- --------------- ----------------
Costs carried forward                                                                 14,483          30,939            3,572
                                                                              --------------- --------------- ----------------

MINING PROPERTIES

PLANT AND EQUIPMENT
  Cost brought forward                                                               416,458         412,024                -
  Transfers from capital works in progress                                            44,037           4,562          412,225
  Transfer to other mining properties                                                 (1,831)            (26)               -
  Acquisitions and disposals                                                            (499)           (102)            (201)
                                                                              --------------- --------------- ----------------
  Cost carried forward                                                               458,165         416,458          412,024

  Depreciation brought forward                                                       (25,647)         (4,549)               -
  Charge for the year                                                                (26,483)        (21,107)          (4,566)
  Transfer to other mining properties                                                    756               -                -
  Disposals                                                                              228               9               17
                                                                              --------------- --------------- ----------------
  Depreciation carried forward                                                       (51,146)        (25,647)          (4,549)

                                                                              --------------- --------------- ----------------
  Net book value                                                                     407,019         390,811          407,475
                                                                              --------------- --------------- ----------------

LAND AND BUILDINGS
  Cost brought forward                                                                71,596          71,496                -
  Transfers from capital works in progress                                             5,274              74           71,496
  Transfers from other mining properties                                                   -              26                -
                                                                              --------------- --------------- ----------------
  Cost carried forward                                                                76,870          71,596           71,496

  Depreciation brought forward                                                        (3,906)           (643)               -
  Charge for the year                                                                 (4,038)         (3,262)            (643)
  Transfers from other mining properties                                                  (1)             (1)               -
                                                                              --------------- --------------- ----------------
  Depreciation carried forward                                                        (7,945)         (3,906)            (643)

                                                                              --------------- --------------- ----------------
  Net book value                                                                      68,925          67,690           70,853
                                                                              --------------- --------------- ----------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

                                                                                                  US$ 000
                                                                                   1999            1998            1997
CAPITALISED EXPLORATION
  Cost brought forward                                                               146,374         146,374                -
  Transfers from capital works in progress development properties                          -               -          146,374
  Acquisitions and disposals                                                               -               -                -
                                                                              --------------- --------------- ----------------
  Cost carried forward                                                               146,374         146,374          146,374

  Depreciation brought forward                                                        (7,998)         (1,317)               -
  Charge for the year                                                                 (8,053)         (6,681)          (1,317)
  Disposals                                                                                -               -                -
                                                                              --------------- --------------- ----------------
  Depreciation carried forward                                                       (16,051)         (7,998)          (1,317)

                                                                              --------------- --------------- ----------------
  Net book value                                                                     130,323         138,376          145,057
                                                                              --------------- --------------- ----------------

DEFERRED EXPENDITURE
  Cost brought forward                                                               263,285         264,484                -
  Transfers from capital works in progress                                               523             443          264,484
  Transfer from other mining properties                                                1,831               -                -
  Acquisitions and disposals                                                               -          (1,642)               -
                                                                              --------------- --------------- ----------------
  Cost carried forward                                                               265,639         263,285          264,484

  Depreciation brought forward                                                       (14,393)         (2,392)               -
  Charge for the year                                                                (14,555)        (12,001)          (2,392)
  Transfers from other mining properties                                                (755)              -                -
                                                                              --------------- --------------- ----------------
  Depreciation carried forward                                                       (29,703)        (14,393)          (2,392)

                                                                              --------------- --------------- ----------------
  Net book value                                                                     235,936         248,892          262,092
                                                                              --------------- --------------- ----------------

TOTAL MINING PROPERTIES
  Cost brought forward                                                               897,713         894,378                -
  Transfers from development properties                                               49,834           5,079          894,579
  Acquisitions and disposals                                                            (499)         (1,744)            (201)
                                                                              --------------- --------------- ----------------
  Cost carried forward                                                               947,048         897,713          894,378

  Depreciation brought forward                                                       (51,944)         (8,901)               -
  Charge for the year                                                                (53,129)        (43,051)          (8,918)
  Disposals                                                                              228               8               17
                                                                              --------------- --------------- ----------------
  Depreciation carried forward                                                      (104,845)        (51,944)          (8,901)

                                                                              --------------- --------------- ----------------
  Net book value                                                                     842,203         845,769          885,477
                                                                              --------------- --------------- ----------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

                                                                                                  US$ 000
                                                                                   1999            1998            1997
REHABILITATION
  Cost brought forward                                                                 6,775               -                -
  Acquisitions and disposals                                                             121           6,775                -
                                                                              --------------- --------------- ----------------
  Cost carried forward                                                                 6,896           6,775                -

  Amortisation brought forward                                                          (500)              -                -
  Charge for the year                                                                   (489)           (500)               -
  Disposals                                                                                -               -                -
                                                                              --------------- --------------- ----------------
  Amortisation carried forward                                                          (989)           (500)               -

                                                                              --------------- --------------- ----------------
  Net book value                                                                       5,907           6,275                -
                                                                              --------------- --------------- ----------------

                                                                              --------------- --------------- ----------------
TOTAL DEVELOPMENT AND MINING PROPERTIES                                              862,593         882,983          889,049
                                                                              --------------- --------------- ----------------

NOTE 12: ACCOUNTS PAYABLE

                                                                                                  US$ 000
                                                                                   1999            1998            1997
CURRENT

      Trade creditors and accruals                                                    23,898          24,056           17,510
      Amounts payable to related bodies                                                2,402           3,386            1,949
                                                                              --------------- --------------- ----------------
                                                                                      26,300          27,442           19,459
                                                                              --------------- --------------- ----------------

NOTE 13:  PROVISIONS

                                                                                                  US$ 000
                                                                                   1999            1998            1997
CURRENT
Employee provisions - current                                                          5,234           1,508              579

NON CURRENT
Employee provisions - non current                                                        443           1,944              262
Deferred income tax                                                                    5,802           1,549            5,869
Rehabilitation provision                                                               7,975           6,775                -
                                                                              --------------- --------------- ----------------
                                                                                      14,220          10,268            6,131

                                                                              --------------- --------------- ----------------
Total provisions                                                                      19,454          11,776            6,710
                                                                              --------------- --------------- ----------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 14: INCOME TAX

INCOME TAX EXPENSE HAS BEEN CALCULATED AS FOLLOWS:

                                                                                                  US$ 000
                                                                                   1999            1998            1997
PROFIT/(LOSS) FOR THE YEAR                                                           (10,370)        (15,458)          18,139

Prima facie income tax credit on operating loss at 35%                                (3,629)         (5,410)           6,348

Tax effect of permanent differences
- non-deductible entertainment                                                             1               5                -
- non-deductible superannuation                                                          174             180                -
- non-deductible rehabilitation                                                          384              13                -
- exempt interest income                                                                   -             (59)             (10)
                                                                              --------------- --------------- ----------------
INCOME TAX ADJUSTED FOR PERMANENT DIFFERENCES                                         (3,070)         (5,271)           6,338

Under provision in previous years                                                         81              85                -
                                                                              --------------- --------------- ----------------

INCOME TAX EXPENSE ATTRIBUTABLE TO OPERATING PROFIT                                   (2,989)         (5,186)           6,338
                                                                              --------------- --------------- ----------------

DEFERRED TAX PROVISION

Balance carried forward                                                               (5,802)         (1,549)          (5,869)

This balance comprises the tax effect of:
  Depreciation                                                                        (4,693)           (666)          (5,033)
  Prepayments                                                                           (710)           (883)            (836)
  Other                                                                                 (399)              -                -
                                                                              --------------- --------------- ----------------
                                                                                      (5,802)         (1,549)          (5,869)
                                                                              --------------- --------------- ----------------

FUTURE INCOME TAX BENEFIT

Balance carried forward                                                                8,417           1,153               64

This balance comprises the tax effect of:
  Provisions                                                                           2,097             890               39
  Deferred hedging income                                                              6,299               -                -
  Other                                                                                   21             263               25
                                                                              --------------- --------------- ----------------
                                                                                       8,417           1,153               64
                                                                              --------------- --------------- ----------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 15:  REMUNERATION AND RETIREMENT BENEFITS

(a) Directors' remuneration, including the value of benefits received during the year:

                                                                      US$ 000
                                                        1999            1998            1997
Baker, Phillips                                          -               -                -
Baylis, Joseph                                           -               -                -
Garnaut, Ross                                            68              71              69
Leslie, Jonathan                                         -               -                -
Ives, Glenn (Retired 20/01/00)                           -               -                -
Louden, Geoff                                            -               -                -
Merton, Michael                                         423             445               -
O'Reilly, John                                           -              383             354
Siaguru, Anthony                                         27              28              23
Soipang, Mark                                             3               2               4
Taylor, Meg (Retired 30/06/99)                           17              25              24
Telfer, Ian (Retired 02/03/00)                           -               -                -
Vickerman, Andrew                                        -               52             253

In addition, during the year the Company paid a premium of US$113,000 for Directors and Officers Liability Insurance.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


(b) The number of employees, not including directors, whose remuneration and benefits exceeded K100,000 fall into the following bands:


                                                                NUMBER OF EMPLOYEES
                           US$                         1999            1998            1997
                    $37,501 - $41,250                   9               2                7
                    $41,251 - $45,000                   8               2                4
                    $45,001 - $48,750                   5               3               18
                    $48,751 - $52,500                   3               5                6
                    $52,501 - $56,250                   4               18               9
                    $56,251 - $60,000                   4               7                4
                    $60,001 - $63,750                   3               7                6
                    $63,751 - $67,500                   3               5                -
                    $67,501 - $71,250                   3               6                -
                    $71,251 - $75,000                   1               2                4
                    $75,001 - $78,750                   2               2                -
                    $78,751 - $82,500                   6               -                1
                    $82,501 - $86,250                   -               2                -
                    $86,251 - $90,000                   1               1                1
                    $90,001 - $93,750                   6               -                -
                    $93,751 - $97,500                   9               -                -
                    $97,501 - $101,250                  4               2                -
                   $101,251 - $105,000                  3               -                -
                   $105,001 - $108,750                  5               -                -
                   $108,750 - $112,500                  3               -                1
                   $112,501 - $116,250                  2               1                -
                   $116,251 - $120,000                  3               -                -
                   $120,001 - $123,750                  3               -                -
                   $123,751 - $127,500                  1               -                -
                   $131,251 - $135,000                  1               -                -
                   $135,001 - $138,750                  1               -                -
                   $153,750 - $157,500                  1               -                -
                   $172,501 - $176,250                  2               -                -
                   $183,751 - $187,500                  1               -                -
                   $202,501 - $206,250                  1               -                -

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 16:  RETIREMENT BENEFITS

Senior employees of the Company participate in a retirement benefit plan, and contributions are made to the plan by the Company based on a fixed percentage of the employee's base salary. Employer contributions during the year were $497,000 (1998 $515,000).

The Company also participates in the National Provident Fund of Papua New Guinea in respect of its Papua New Guinean employees. Employer contributions during the year amounted to $393,000 (1998 $216,000).

NOTE 17:  AUDITORS' REMUNERATION

                                                                      US$ 000
Fees received by the Company's auditors for:            1999            1998             1997
- auditing the accounts                                   85              85              110
- other services                                          54              70               51

NOTE 18:  SHARE CAPITAL

                                                                      US$ 000
                                                        1999            1998             1997

(a)    ISSUED AND PAID UP CAPITAL

       Opening balance                               688,313         621,314          621,314
       Shares issued                                 130,912          66,999                -
                                                   ------------------------------------------
       Closing balance                               819,225         688,313          621,314
                                                   ------------------------------------------


In October 1999 the Company granted 12,531,170 options to Mineral Resources Lihir Limited, exercisable in whole or part at any time up to and including 31 January 2000 at market price less a discount of 13.17%. The options were not exercised and lapsed on 31/1/2000.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 19:  RESERVES

In accordance with the Papua New Guinea Companies Act, Share Premium Reserves are no longer shown in the accounts as a separate item, but are instead included as part of Paid Up Capital.

NOTE 20:  CAPITAL AND LEASING COMMITMENTS


(a)       Operating Lease Commitments
                                                                                  US$ 000
Non-cancellable operating leases contracted for but
not capitalised in the accounts                                    1999            1998            1997
Payable
     - not later than one year                                      472             534             426
     - later than one year but not later than 2 years               351             472             296
     - later than two years but not later than 5 years              115             466             374
                                                                 ---------------------------------------
                                                                    938           1,472           1,096
                                                                 ---------------------------------------
(b)       Capital Expenditure Commitments
                                                                                  US$ 000
                                                                   1999            1998            1997
Capital expenditure commitments contracted for:
  Capital expenditure projects                                   17,900          48,074           9,212

  Payable
     - not later than one year                                   17,900          48,074           9,212


NOTE 21:  CONTINGENT LIABILITIES

GUARANTEES
As part of the Company's support of Lihirian owned businesses, the Company has provided a number of guarantees to various financiers in favour of Lihirian companies. These guarantees total approximately US$5 million.

The Company has also arranged the supply of various bank guarantees to companies with which the Company conducts business. The Company would be obliged to meet any amounts called under these guarantees, which total approximately US$10 million.

CLAIMS

There are no outstanding claims against the company.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 22:  FINANCE FACILITIES

The major facilities are summarised as follows:

(a)      PROJECT FINANCING FACILITY

         The Limited Recourse Project Financing Facility is syndicated between 26 banks, and is scheduled to be repaid by June 2003. Interest payments under the facility are based on LIBOR plus a margin which varies over time. Mandatory prepayments are required under the Loan Agreement under certain conditions. The Company has provided a range of covenants and warranties in relation to the facility, as follows:

         COVENANTS OF THE COMPANY

         The Company has agreed that during the term of the Loan Agreement it will, among other things: (a) not engage in any business other than the Lihir operation or any business related to other exploration licenses granted by the PNG government (such other businesses to be funded through shareholder equity, proceeds from subordinated debt or funds from the Expansion Account); (b) with certain exceptions, not sell, lease or otherwise dispose of any of the Lihir operation assets except for the production of the Lihir operation; (c) construct and operate the Lihir operation substantially in accordance with the Approved Proposal for Development and good international mining practice; (d) use its best efforts to procure Completion by December 31, 1999; (e) not incur indebtedness for borrowed money in addition to the Loan except certain subordinated loans and certain permitted senior unsecured working capital facilities; (f) incur no liens or encumbrances upon any Lihir operation assets, except permitted encumbrances; (g) use the Loan proceeds solely for purposes of the Lihir operation; (h) enter into hedging agreements as required by the Loan Agreement to protect itself and the Banks against fluctuations in the price of gold; (i) not terminate the Management Agreement or appoint a successor Manager not wholly owned and controlled by Rio Tinto, or amend the Management Agreement in any material respect adverse to the Banks or the Company; and (j) indemnify the Banks against certain liabilities they may incur arising out of use or disposal by the Company of hazardous substances or failure by the Company to comply with PNG environmental laws.

         The Loan Agreement specifies a number of "Events of Default". These events are generally conditions that may adversely affect the ability of the company to meet its obligations under the Loan Agreement and may comprise of factors which are controlled or uncontrolled by the Company. Where default has occurred, the agent for the Banks may take control of the Kina and non-Kina accounts of the Company and apply it in accordance with the Loan Agreement, but in a manner that does not prevent the Company from remedying the Default. At 31 December 1999, there was no default under the Loan Agreement.

         During the year the Company made a voluntary pre-payment of USD115,500,000.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


(b) LOAN FACILITY EUROPEAN INVESTMENT BANK ("EIB")/ MINERAL RESOURCES DEVELOPMENT COMPANY LTD ("MRDC")

         The Company entered into an Agreement with EIB and MRDC whereby the European Investment Bank has loaned funds to MRDC who then on lent those funds to the Company. The amount of the loan was US$26.5 million when drawn down. The funds are provided to MRDC at a concessionary rate of interest. The interest rate payable by the Company is 8.42%. The Loan Principal is repayable in 16 semi-annual instalments commencing four years after loan signature. The payment of interest under the Loan has been deferred during the construction and early operating period, and will begin when permitted under the Limited Recourse Financing Facility. The Loan is unsecured.

The following table details the profile of debt repayments:

---------------------------------------------------------------------------------------------
Repayment Maturity                     LIMITED RECOURSE
                                           FACILITY            EIB FACILITY          TOTAL
                                            ($ 000)               ($ 000)           ($ 000)
---------------------------------------------------------------------------------------------
LESS THAN ONE YEAR                          36,182                 6,827            43,009
---------------------------------------------------------------------------------------------
                                            36,182                 3,773            39,955
BETWEEN ONE AND TWO YEARS
---------------------------------------------------------------------------------------------
BETWEEN TWO AND THREE YEARS                 36,182                 3,773            39,955
---------------------------------------------------------------------------------------------
IN EXCESS OF THREE YEARS                    18,091                17,551            35,642
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Total                                      126,637                31,924           158,561
---------------------------------------------------------------------------------------------


Interest accrued at December 31, 1999 was $1,431,000 (1998: $3,413,000), and is
included in Accounts Payable. Principal repayments due in less than one year and accrued interest are included in Current Liabilities in the Balance Sheet.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 23:  HEDGING INSTRUMENTS

The Company has entered into a series of agreements with financial institutions in relation to future sales of gold. The purpose of these transactions is to protect the level of income in future years, and it is not Company policy to engage in speculative hedging activities.

The following tables summarise the hedging program as at December 31, 1999:

--------------------------------------------------------------------------------------------------------------------------
                        Forward Sales              Put Options           Spot Deferred Sales              Total
--------------------------------------------------------------------------------------------------------------------------
    Maturity         Ounces      Committed     Ounces      Minimum       Ounces      Minimum       Ounces      Minimum
                                   Price                    Price                     Price                     Price
--------------------------------------------------------------------------------------------------------------------------
0-3 months           13,868       447.81       66,603       405.47     1,364,326      286.98     1,444,797      293.98
--------------------------------------------------------------------------------------------------------------------------
3-6 months           13,880       451.19       66,640       407.60         -            -          80,520       415.11
--------------------------------------------------------------------------------------------------------------------------
6-9 months           12,996       454.41       63,985       407.75         -            -          76,981       415.63
--------------------------------------------------------------------------------------------------------------------------
9-12 months          12,996       457.87       63,985       409.86         -            -          76,981       417.97
--------------------------------------------------------------------------------------------------------------------------
2001                 51,380       466.23      154,125       466.23         -            -         205,505       466.23
--------------------------------------------------------------------------------------------------------------------------
2002                 50,136       480.33      150,413       480.33         -            -         200,549       480.33
--------------------------------------------------------------------------------------------------------------------------
2003                   -             -            -           -            -            -            -            -
--------------------------------------------------------------------------------------------------------------------------
2004                   -             -         40,000       335.00         -            -          40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2005                   -             -         40,000       335.00         -            -          40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2006                   -             -         40,000       335.00         -            -          40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2007                   -             -         40,000       335.00         -            -          40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2008                   -             -         40,000       335.00         -            -          40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
Total               155,256       466.10      765,751       414.74     1,364,326      286.98    2,285,333       341.96
--------------------------------------------------------------------------------------------------------------------------


Forward sales are transactions against which the Company will be obliged to deliver when they fall due. The price therefore represents a fixed and guaranteed amount of revenue. Put options are transactions that will occur at the discretion of the Company. Should the spot price exceed the strike price of the option at the date on which the option expires, the Company will allow the option to expire and will sell the equivalent amount of gold on the spot market. Conversely, if the strike price is higher than the spot price on that date, the option will be exercised. Spot deferred sales are transactions into which the Company has entered, but which do not have a fixed delivery date. The strike price eventually received will depend on the contango applied during the intervening time.

The Company does not enter into hedging transactions that have provisions for margin calls. Structures that have a term of greater than 3 years have a right to break clause in the agreements, which gives either party the right to close out the transaction at the 3 year point. This would entail a settlement in cash for the market value of the transaction at that point in time.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


Since the end of 1999 approximately 760,000 spot deferred sales have been restructured into forward contracts. The profile at the end of 1999, revised to reflect this change was:

--------------------------------------------------------------------------------------------------------------------------
                        Forward Sales              Put Options           Spot Deferred Sales              Total
--------------------------------------------------------------------------------------------------------------------------
    Maturity         Ounces      Committed     Ounces      Minimum       Ounces       Minimum      Ounces      Minimum
                                   Price                    Price                      Price                    Price
--------------------------------------------------------------------------------------------------------------------------
0-3 months           28,868       359.04       66,603       405.47      594,850       296.54       690,321      309.66
--------------------------------------------------------------------------------------------------------------------------
3-6 months           63,880       317.41       66,640       407.60         -             -         130,520      363.46
--------------------------------------------------------------------------------------------------------------------------
6-9 months           72,996       313.45       63,985       407.75         -             -         136,981      357.50
--------------------------------------------------------------------------------------------------------------------------
9-12 months          77,996       317.26       63,985       409.86         -             -         141,981      358.99
--------------------------------------------------------------------------------------------------------------------------
2001                351,380       319.99      154,125       466.23         -             -         505,505      364.58
--------------------------------------------------------------------------------------------------------------------------
2002                329,611       342.90      150,413       480.33         -             -         480,024      385.96
--------------------------------------------------------------------------------------------------------------------------
2003                   -             -            -           -            -             -            -           -
--------------------------------------------------------------------------------------------------------------------------
2004                   -             -         40,000       335.00         -             -         40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2005                   -             -         40,000       335.00         -             -         40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2006                   -             -         40,000       335.00         -             -         40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2007                   -             -         40,000       335.00         -             -         40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
2008                   -             -         40,000       335.00         -             -         40,000       335.00
--------------------------------------------------------------------------------------------------------------------------
Total               924,731       328.45      765,751       414.74      594,850       296.54    2,285,333       349.06
--------------------------------------------------------------------------------------------------------------------------


The minimum total revenue generated from these programs will be US$797 million. Revenue generated from the same number of ounces at the prevailing spot price at December 31, 1999 of US$290.25 per ounce would be US$663 million. Unrealised gains in the value of the hedge book have not been brought to account in the profit for the year.

On December 31, 1999 the value of the total hedge program as determined by an independent organisation was US$85.9 million.

All counterparties to these transactions are recognised financial institutions with a minimum credit rating of Aa3. The Company's risk in the event of any of the counterparties defaulting on their contractual obligations is limited to any revenue that may be foregone in the case where the defaulted contract's strike price exceeds the prevailing spot price at the value date. The Company does not expect any counterparty to fail to meet its obligations under any program.

The accounting treatment of any option premiums or other costs incurred to enter into hedging structures is to defer the full amount, and then to subsequently charge to Profit and Loss at each value date the cost of those options or other committed sales that expire on that date. The amount deferred and carried in the Balance Sheet was $13 million. The Company has adopted the principles of the Australian Urgent Issues Group Consensus (UIG) 18, whereby any gains and losses arising from the early closure of hedge structures are deferred, and only transferred to the Profit and Loss account when the underlying transaction actually takes place. Total income deferred amounted to $18 million.

The Company does not use financial instruments to hedge future interest rates or foreign exchange transactions.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 24:  SEGMENT REPORTING

The Company produces gold in Papua New Guinea.

NOTE 25:  RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

Lihir Management Company Pty Ltd (LMC), a wholly owned subsidiary of Rio Tinto Plc, manages the Company pursuant to a Management Agreement dated 17 March 1995. LMC receives a management fee for according to the terms of this agreement.

There are two directors who are on the Board of the Company and LMC.

                                                                                         US$ 000
Related Companies                                                             1999        1998      1997
The Rio Tinto Group supplies labour on a secondment basis
and bears expenses on behalf of the Company which are
subsequently recharged to the Company                                          810       2,196     1,943

LMC Management fee                                                           3,311       3,231     2,815


NOTE 26:  EARNINGS PER SHARE

The number of ordinary shares has been based on the weighted average number of ordinary shares on issue during the year. The diluted earnings per share takes account of the future exercise of the options.

                                                                               US$ 000
                                                                  1999           1998            1997
Net profit/(loss) attributable to ordinary shareholders         (7,381)        (10,272)         11,801

Weighted average number of ordinary shares                     974,821         924,642         900,000
Basic EPS (cents/share and toea/share)                            (0.8)           (1.1)            1.3

Conversion of options into ordinary shares                      19,731           7,200           7,200
Diluted number of ordinary shares                              977,759         931,842         907,200
Diluted EPS (cents/share and toea/share)                          (0.8)           (1.1)            1.3

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE 27:  POST BALANCE DATE EVENT

MERGER WITH NIUGINI MINING LIMITED

On October 6, 1999 the Company announced its agreement with Niugini Mining Limited, subject to various conditions, to merge by Scheme of Arrangement under Papua New Guinea Law. The basis of the merger was set out in the notice of special meeting forwarded to shareholders on November 27, 1999. Shareholders on December 15, 1999 approved the required resolutions to progress the merger. Niugini Mining shareholders also approved the required resolutions in early January 2000 and final approval from the National Court of Papua New Guinea was obtained by Niugini Mining on February 1, 2000. The merger was effective on February 2, 2000 with the transfer of all Niugini Mining shares to the Company and the issue by the Company of new ordinary shares to Niugini Mining shareholders taking place on February 14, 2000.

The total number of shares issued to Niugini Mining shareholders was one Lihir share for each share in the Company held by Niugini Mining, plus shares in the Company equal in value to Niugini Mining Limited's net assets. The price of the Company's shares for this purpose was A$1.45, which was the price at which the institutional placement on October 7, 1999 was made. Niugini Mining's net assets were US$54.6 million which, based on the applicable exchange rate of A$/US$ 0.6371, resulted in 59,128,489 million Lihir shares being issued. With the one for one consideration for Niugini Mining's holding of 161,527,405 shares in the Company, the total number of shares issued to Niugini Mining shareholders was 220,655,894 shares.

As a result of the merger, Niugini Mining became a subsidiary of the Company on 14 February 2000. Niugini Mining continues to hold 161,527,405 ordinary shares in the company and ways of canceling these shares as soon as possible are being examined.

The following represents the proforma balance sheet following the merger with Niugini Mining Limited in February 2000:-

                           LIHIR       NIUGINI     PROFORMA
                           GOLD        MINING      CONSOLIDATED
------------------------------------------------------------------
Cash                       46.9         55.3           102.2
------------------------------------------------------------------
Other Assets              988.8          0.1           988.9
------------------------------------------------------------------

------------------------------------------------------------------
Total Assets            1,035.7         55.4         1,091.1
------------------------------------------------------------------

------------------------------------------------------------------
Debt                      158.6            -           158.6
------------------------------------------------------------------
Other Liabilities          63.7          0.8            64.5
------------------------------------------------------------------

------------------------------------------------------------------
Total Liabilities         222.3          0.8           223.1
------------------------------------------------------------------

------------------------------------------------------------------
Net Assets                813.4         54.6           868.0
------------------------------------------------------------------

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 28: RECONCILIATION TO US GAAP

The basis of preparation of these financial statements is set out in Note 1. These accounting policies vary in certain important respects from the accounting principles generally accepted in the United States ("US GAAP"). The material differences affecting the profit and loss account and shareholders' equity between generally accepted accounting principles followed by the Company and those generally accepted in the US are summarised below.

Prior to the commencement of commercial operations of the mine, on 1 October 1997, costs relating to exploration and evaluation, general and administrative costs, start-up costs and project financing costs (including foreign exchange gains and losses) were capitalised as part of development and mine properties. As set out in the US GAAP reconciliation below, these costs are expensed for US GAAP purposes. As a result of expensing these costs for US GAAP purposes, adjustments have also been made to reflect the lower depreciation expense and related tax-effect applicable to development and mine properties as stated on a US GAAP basis.

The Company granted stock options in December 1999 to a shareholder, Mineral Resources Lihir Limited. IAS does not require the recognition of the fair value of stock options in the financial statements. Under US GAAP, the options would be valued at their fair value and would be accounted for as a dividend reducing retained earnings and a corresponding increase in paid up capital. As a result, the grant of options would have no net effect on shareholders' equity under US GAAP. The fair value of the options at the date of grant was estimated to be US$1,694,289. The Black-Scholes model was used to estimate the fair value of the options utilising the following assumptions: risk-free interest rate of 6 per cent; dividends yield of nil per cent; expected stock market price volatility factor of 80 per cent; and an expected life of the options of 1.5 months. There is no income tax effect on the fair value of the options.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

                                                                                                 US$ 000
                                                                                 1999               1998               1997
SHAREHOLDERS' EQUITY IN ACCORDANCE WITH IAS GAAP                                813,373            689,842            633,115

Adjusted as follows:
- Development and mine properties                                               (34,430)           (34,430)           (34,430)
- Project financing                                                             (11,470)           (11,470)           (11,470)
- Depreciation                                                                   18,170              9,050              1,494
- Deferred tax provision                                                         (1,964)             1,228              3,873
- Reversal of  exploration  and  evaluation  costs  incurred prior to
identification of commercial feasibility                                       (113,700)          (113,700)          (113,700)
                                                                               -----------------------------------------------

ACCUMULATED ADJUSTMENTS UNDER US GAAP                                          (143,394)          (149,322)          (154,233)
                                                                               -----------------------------------------------

SHAREHOLDERS' EQUITY UNDER US GAAP                                              669,979            540,520            478,882
                                                                               -----------------------------------------------

NET INCOME/(LOSS) IN ACCORDANCE WITH IAS GAAP                                    (7,381)           (10,272)            11,801

Adjusted as follows:
- Development and mine properties - general and                                       -                  -            (12,559)
   administrative costs
- Depreciation                                                                    9,120              7,556              1,494
- Income tax expense                                                             (3,192)            (2,645)             3,873

                                                                               -----------------------------------------------
NET INCOME/(LOSS)  UNDER US GAAP                                                 (1,453)            (5,361)             4,609
                                                                               ===============================================

STATEMENT OF CHANGES IN EQUITY UNDER US GAAP

Retained Earnings/(Accumulated Losses)
Balance at 1 January                                                           (147,793)          (142,432)          (147,041)
Net income/(loss)                                                                (1,453)            (5,361)             4,609
Dividend - stock options                                                         (1,694)                 -                  -
                                                                               -----------------------------------------------
Balance at 31 December                                                         (150,940)          (147,793)          (142,432)

Paid up capital
Balance at 1 January                                                            688,313            621,314            621,314
Shares issued                                                                   130,912             66,999                  -
Additional paid up capital - stock options                                        1,694                  -                  -
                                                                               -----------------------------------------------
Balance at 31 December                                                          820,919            688,313            621,314
                                                                               -----------------------------------------------
                                                                                669,979            540,520            478,882
                                                                               ===============================================

There were no items of other comprehensive income for the periods presented.

LIHIR GOLD LIMITED
NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

EPS UNDER US GAAP
- Basic and diluted                                                            (0.001)              (0.006)              0.005

The EPS calculations have been based on the net income/(loss) as calculated above in the US GAAP reconciliation and the weighted average number of basic and diluted ordinary shares as contained in note 26.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 2000. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair market value. Changes in the derivative's fair value will be recognised in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. The Company plans to adopt the statement on January 1, 2001.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BATTLE MOUNTAIN GOLD COMPANY


Date:  June 28, 2000                               /s/ Jeffrey L. Powers
                                           -------------------------------------
                                                     Jeffrey L. Powers

                                               Vice President and Controller
                                                 (Chief Accounting Officer)


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

*4(a)(2) Third Amendment to Rights Agreement, dated and effective as of November 10, 1998, between the Company and The Bank of New
                  York, as Rights Agent (Exhibit 4(a)(2) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1998; File
                  No. 1-9666).

*4(b)       --    Voting, Support and Exchange Trust Agreement dated as of July
                  19, 1996 between the Company, Hemlo Gold Mines Inc. and CIBC
                  Mellon Trust Company (as successor to The R-M Trust Company)
                  (Annex E to Exhibit 20(a), Joint Management Information
                  Circular and Proxy Statement, to the Company's Current Report
                  on Form 8-K dated June 11, 1996; File No. 1-9666).

*4(c)       --    Specimen Stock Certificate for the Common Stock of the Company
                  (Exhibit 4(b) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1988; File No. 1-9666).

*4(d)       --    Fiscal and Paying Agency Agreement, dated as of January 4,
                  1990, between the Company and Citibank, N.A., Fiscal Agent
                  (Exhibit 4(c) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1989; File No. 1-9666).

+*10(a)(1)  --    Battle Mountain Gold Company 2000 Deferred Income Stock
                  Option Plan (Exhibit 10(a)(1) to the Company's Annual Report
                  on Form 10-K for the year ended December 31, 1999; File No.
                  1-9666).

+*10(b)(1)  --    1985 Stock Option Plan of the Company, as amended and
                  restated effective April 7, 1993 (Exhibit 10(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1993; File No. 1-9666).

+*10(b)(2)  --    First Amendment to 1985 Stock Option Plan of the Company,
                  effective May 12, 1995 (Exhibit 10(b)(1) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1995; File No. 1-9666).

+o*10(c)(1) --    Specimen of Waiver and Release Agreements dated July 19,
                  1999 between the Company and certain executive officers
                  regarding certain benefits payable in the event of a change in control of the Company (Exhibit 10(c)(1) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999; File No. 1-9666).

+*10(c)(2)  --    Battle Mountain Gold Company Change In Control Severance
                  Plan, effective December 2, 1997 (Exhibit 10(c)(2) to the
                  Company's Annual Report on Form -K for the year ended December
                  31, 1997; File No. 1-9666).

+*10(d)     --    Battle Mountain Gold Company Contribution Equalization Plan,
                  as amended and restated effective as of November 10, 1988
                  (Exhibit 10(h) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992; File No. 1-9666).

+*10(e)(1)  --    Battle Mountain Gold Company Executive Productivity Bonus
                  Plan, as amended and restated effective January 1, 1994
                  (Exhibit 10(i) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1993; File No. 1-9666).


+*10(e)(2)  --    Battle Mountain Gold Company 1997 Incentive Bonus Plan
                  (Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1997; File No. 1-9666).

*10(f)(1)   --    Battle Mountain Gold Company Non-Qualified Stock Option
                  Plan for Outside Directors (Exhibit 10(m) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1991; File No. 1-9666).

*10(f)(2)   --    Amendment to Battle Mountain Gold Company Non-Qualified
                  Stock Option Plan for Outside Directors effective January 1,
                  1995 (Exhibit 10(j)(2) to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1994; File No. 1-9666).

+*10(f)(3)  --    Second Amendment to Battle Mountain Gold Company's
                  Non-Qualified Stock Option Plan for Outside Directors
                  effective December 2, 1997 (Exhibit 10(f)(3) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999; File No. 1-9666).

+*10(f)(4)  --    Third Amendment to Battle Mountain Gold Company's
                  Non-Qualified Stock Option Plan for Outside Directors
                  effective February 2, 1999 (Exhibit 10(f)(4) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999; File No. 1-9666).

*10(g)      --    Heads of Agreement, dated March 23, 1989, among the
                  Company, Niugini Mining Limited and the individuals listed on the signature page thereto (Exhibit 10(k) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1988; File No. 1-9666).

+*10(h)(1)  --    Amended and Restated 1994 Long-Term Incentive Plan of
                  Battle Mountain Gold Company, as of January 1, 1997 (Appendix
                  B to the Company's definitive Proxy Statement dated March 28,
                  1997 and filed with the Commission on March 28, 1997; File No.
                  1-9666).

+*10(h)(2)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Non-Qualified Stock Option Agreement (Exhibit 10(c)(1) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995; File No. 1-9666).

+*10(h)(3)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Incentive Stock Option Agreement (Exhibit 10(c)(2) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995; File No. 1-9666).

+*10(h)(4)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Restricted Stock Agreement (Exhibit 10(a)(4) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1994; File No. 1-9666).

+*10(h)(5)  --    Specimen of the Company's 1994 Long-Term Incentive Plan
                  Performance Unit Agreement (Exhibit 10(n)(5) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1994; File No. 1-9666).

+*10(i)(1)  --    Specimen Split-Dollar Agreement (Individual) (Exhibit
                  10(o)(1) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1994; File No. 1-9666).


+*10(i)(2)  --    Specimen Amendment to Split-Dollar Agreement (Individual)
                  (Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

+*10(i)(3)  --    Specimen Split-Dollar Agreement (Trustee) (Exhibit
                  10(o)(3) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1994; File No. 1-9666).

+*10(i)(4)  --    Specimen Amendment to Split-Dollar Agreement (Trustee)
                  (Exhibit 10(o)(4) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

+*10(j)(1)  --    Battle Mountain Gold Company Supplemental Executive
                  Retirement Plan As Amended and Restated December 2, 1997
                  (Exhibit 10(j)(1) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998; File No. 1-9666).

+o*10(j)(2) --    Specimen of the Company's Supplemental Executive
                  Retirement Plan Agreement (Exhibit 10(b) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1995; File No. 1-9666).

*10(k)      --    Registration Rights Agreement, dated as of July 19, 1996,
                  between Noranda Inc., Kerr Addison Mines Limited and the
                  Company (Exhibit 10(a) to the Company's Current Report on Form
                  8-K dated July 19, 1996; File No. 1-9666).

+*10(l)     --    Agreement for Consulting Services effective as of May 1,
                  1999 between the Company and Karl E. Elers, and a letter
                  extending the term of the agreement (Exhibit 10(L) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999; File No. 1-9666).

*10(m)(1)   --    Investment Agreement, dated May 22, 1992, between Empresa
                  Minera Inti Raymi S.A. and International Finance Corporation
                  (Exhibit 4(e) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992; File No. 1-9666).

*10(m)(2)   --    Amendment to Investment Agreement and Waiver, effective as of December 31, 1994, between Empresa Minera Inti Raymi S.A.
                  and International Finance Corporation (Exhibit 4(a) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1995; File No. 1-9666).

*10(n)(1)   --    Finance Agreement, dated as of September 14, 1992, between
                  Empresa Minera Inti Raymi S.A. and Overseas Private Investment
                  Corporation (Exhibit 4(f) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992; File No.
                  1-9666).

*10(n)(2)   --    First Amendment to Finance Agreement and Limited Waiver,
                  effective as of December 31, 1994, between Empresa Minera Inti
                  Raymi S.A. and Overseas Private Investment Corporation
                  (Exhibit 4(f)(2) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1994; File No. 1-9666).

*10(n)(3)   --    Letter Agreement dated December 31, 1994, among Overseas
                  Private Investment Corporation, Battle Mountain Gold Company,
                  Kori Kollo Corporation and Zeland Mines, S.A. (Exhibit 4(c) to
                  the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9666).


*10(o)(1)   --    Loan Agreement, dated June 29, 1992, between Empresa
                  Minera Inti Raymi S.A. and Corporacion Andina de Fomento
                  (English translation) (Exhibit 4(g) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992; File
                  No. 1-9666).

*10(o)(2)   --    Amendment to Loan Agreement, effective as of December 31,
                  1994, between Empresa Minera Inti Raymi S.A. and Corporacion
                  Andina de Fomento (English translation) (Exhibit 4(b) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1995; File No. 1-9666).

*10(p)(1)   --    Credit Agreement, including pertinent supporting exhibits
                  thereof, dated October 1, 1999, between Canadian Imperial Bank of Commerce and Battle Mountain Canada Ltd. (Exhibit 10 to the
                  Company's Current Report on Form 8-K dated October 11, 1999).

*11         --    Computation of Earnings Per Common Share (Exhibit 11 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999; File No. 1-9666).

*21         --    Subsidiaries of the Company (Exhibit 21 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999; File No. 1-9666).

=23(a)      --    Consent of PricewaterhouseCoopers LLP (Battle Mountain Gold
                  Company).

23(b)       --    Consent of PricewaterhouseCoopers (Lihir Gold Limited).

=27         --    Financial Data Schedule.
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