Form 10-Q
period 2000-06-30
BATTLE MOUNTAIN GOLD CO
filed 2000-08-08
CIK 771498

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                             Yes   X       No
                                 -----       ------

         Number of shares of Common Stock outstanding as of the latest practicable date, July 31, 2000: 131,903,759. In addition, as of such date, there were outstanding 98,010,538 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.


===============================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX

                                                                                          Page
                                                                                          ----
Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
            for the three and six months ended June 30, 2000 and 1999                       1

           Condensed Consolidated Balance Sheet
            at June 30, 2000 and December 31, 1999                                          2

           Condensed Consolidated Statement of Cash Flows
            for the six months ended June 30, 2000 and 1999                                 3

           Notes to Condensed Consolidated Financial Statements                             4

           Supplemental Information                                                        10

           Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                      11

           Quantitative and Qualitative Disclosures about Market Risk                      16


Part II. Other Information                                                                 16



PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                                         BATTLE MOUNTAIN GOLD COMPANY
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)



                                                                Three months ended             Six months ended
                                                                     June 30                        June 30
                                                                     -------                        -------
                                                                2000        1999               2000         1999
                                                            -------       -------             ------       ------
MILLIONS, EXCEPT PER SHARE AMOUNTS                                     (as restated)                   (as restated)
Sales                                                      $   59.2      $   53.4            $ 121.7      $ 107.2
                                                            -------       -------             ------       ------

Costs and expenses
   Production costs                                            36.2          35.7               75.6         71.6
   Depreciation, depletion and amortization                    15.2          15.8               32.7         30.2
   Exploration, evaluation & other lease costs, net             3.8           5.3                7.4          9.2
   Merger expense (NOTE 2)                                      0.7             -                0.7            -
   General and administrative expenses                          2.6           4.0                5.9          7.4
                                                            -------       -------             ------       ------
         Total costs and expenses                              58.5          60.8              122.3        118.4
                                                            -------       -------             ------       ------

Operating Income (Loss)                                         0.7          (7.4)              (0.6)       (11.2)

   Interest expense                                            (3.7)         (3.8)              (7.5)        (7.5)
   Interest income                                              0.9           2.0                2.0          3.6
   Equity in losses and impairment of Lihir (NOTE 3)              -         (14.2)                 -        (26.4)
   Foreign currency exchange gain (loss), net                  (4.4)          3.7               (3.9)         6.8
   Minority interest in net loss                                0.6           3.9                0.8          4.0
   Other income, net                                              -           0.4                0.1          0.8
                                                            -------       -------             ------       ------

Loss Before Income Taxes                                       (5.9)        (15.4)              (9.1)       (29.9)

   Income tax benefit (expense)                                (1.9)          0.1               (1.0)         2.2
   Mining tax benefit (expense)                                 0.4          (0.1)               1.1         (0.3)
                                                            -------       -------             ------       ------

Net Loss                                                       (7.4)        (15.4)              (9.0)       (28.0)
   Preferred dividends                                          1.8           1.8                3.7          3.7
                                                            -------       -------             ------       ------
Net Loss to Common Shares                                  $   (9.2)     $  (17.2)           $ (12.7)     $ (31.7)
                                                            =======       =======             ======       ======

Loss per Common Share - Basic and Diluted (NOTE 4)         $   (.04)     $   (.07)           $  (.06)     $  (.14)
                                                            =======       =======             ======       ======

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                   229.9         229.8              229.9        229.8
                                                            =======       =======             ======       ======


     The accompanying notes are an integral part of these financial statements.

                                   BATTLE MOUNTAIN GOLD COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)



                                                                          June 30,           December 31,
MILLIONS                                                                    2000                1999
                                                                          --------          -------------
                                                                                            (as restated)
ASSETS
   Current assets
     Cash and cash equivalents                                            $   23.5           $   91.0
     Restricted cash                                                           1.7                0.2
     Accounts and notes receivable, net                                       12.4               13.2
     Product inventories                                                       8.7                8.7
     Materials and supplies, net, at average cost                             20.3               22.4
     Marketable equity securities (NOTE 3)                                    43.9                  -
     Other current assets                                                      7.3                7.7
                                                                          --------           --------
         Total current assets                                                117.8              143.2
                                                                          --------           --------

   Investments
     Investment in Lihir (NOTE 3)                                                -               68.4
     Other investments                                                        12.5               10.6
                                                                          --------           --------
         Total investments                                                    12.5               79.0
                                                                          --------           --------

   Restricted cash                                                            40.7               40.0

   Property, plant and equipment, net                                        282.9              299.6

   Other assets                                                                4.0                6.7
                                                                          --------           --------
Total Assets                                                              $  457.9           $  568.5
                                                                          ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Short-term borrowings (NOTE 6)                                       $    5.0           $      -
     Current maturities of long-term debt                                      9.9                2.6
     Debt due upon disposal of Lihir                                          30.0               30.0
     Accounts payable                                                         19.0               16.0
     Income and mining taxes payable                                          11.1               16.7
     Other current liabilities                                                18.6               23.6
                                                                          --------           --------
         Total current liabilities                                            93.6               88.9

   Long-term debt (NOTE 6)                                                   157.5              176.8
   Deferred income and mining taxes                                           61.3               64.5
   Other liabilities                                                          52.7               54.5
                                                                          --------           --------
         Total Liabilities                                                   365.1              384.7

   Commitments and contingencies (NOTES 2, 7 AND 9)                              -                  -

   Minority interest                                                           5.0               65.1

   Shareholders' equity (NOTE 5)                                              87.8              118.7
                                                                          --------           --------
Total Liabilities and Shareholders' Equity                                $  457.9           $  568.5
                                                                          ========           ========




     The accompanying notes are an integral part of these financial statements.

                              BATTLE MOUNTAIN GOLD COMPANY
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                                               Six months ended
                                                                                    June 30
                                                                                    -------
MILLIONS                                                                     2000             1999
                                                                             ----             ----
                                                                                        (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $  (9.0)        $ (28.0)
   Adjustments to reconcile net loss to net cash flows
   from operating activities:
       Depreciation, depletion and amortization                               32.7            30.2
       Deferred income and mining taxes                                       (1.1)           (5.4)
       Equity in losses and impairment of Lihir                                  -            26.4
       Foreign currency exchange loss (gain), net                              3.9            (6.8)
       Change in working capital accounts, net                                (1.5)           (5.7)
       Other, net                                                             (3.8)           (6.0)
                                                                              ----           -----
Net Cash Flows Provided by Operating Activities                               21.2             4.7
                                                                              ----           -----
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (22.9)          (22.9)
   Crown Butte liquidating dividend to minority shareholders                     -           (11.0)
   Effects on cash of the Niugini Mining and Lihir merger                    (54.7)              -
   Other, net                                                                 (0.8)           (0.2)
                                                                              ----           -----
Net Cash Flows Used in Investing Activities                                  (78.4)          (34.1)
                                                                              ----           -----
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt repayments                                                           (12.0)          (24.4)
   Increase (decrease) in short-term borrowings                                5.0           (14.9)
   Cash dividend payments                                                     (3.7)           (3.7)
   Decrease (increase) in restricted cash                                     (2.2)            0.5
   Other, net                                                                    -             0.3
                                                                              ----           -----
Net Cash Flows Used in Financing Activities                                  (12.9)          (42.2)
                                                                              ----           -----

Effect of Exchange Rate Changes on Cash                                        2.6             1.6
                                                                              ----           -----
Net Decrease in Cash and Cash Equivalents                                    (67.5)          (70.0)
Cash and cash equivalents at beginning of period                              91.0           197.2
                                                                              ----           -----
Cash and Cash Equivalents at End of Period                                 $  23.5         $ 127.2
                                                                              ====           =====

     The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  General Information

         The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of Battle Mountain Gold Company and its wholly-owned and majority-owned subsidiaries ("Battle Mountain") and should be read in conjunction with the consolidated financial statements which are included in Battle Mountain's Annual Report on Form 10-K/A for the year ended December 31, 1999.

         Battle Mountain restated its 1999 financial statement presentation of its former interest in Niugini Mining Limited, which merged with Lihir Gold Limited in February 2000, to reflect the full consolidation of Battle Mountain's investment in its Niugini Mining subsidiary. The more significant effects of this restatement on the 1999 information presented in the accompanying financial statements compared to amounts previously reported were a $0.7 million increase in net loss for the first six months of 1999 (no impact on loss per share), a $54.7 million increase in cash, a $61.7 million decrease in assets held for sale, a $68.4 million increase in total investments and a $59.1 million increase in minority interest. In addition, cash flows from operations increased $2.1 million during the first half of 1999 compared with amounts previously reported. Certain other amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

         The restatements had no impact on Battle Mountain's 1999 annual net loss, loss per share or total net assets, and also had no impact on Battle Mountain's June 30, 2000 cash balance.

Note 2.  Merger Announcement

         On June 21, 2000, Battle Mountain and Newmont Mining Corporation entered into a merger agreement under which Battle Mountain will become a wholly-owned subsidiary of Newmont Mining subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Under the agreement, each of Battle Mountain's 131.9 million shares of common stock and Battle Mountain Canada Ltd.'s 98.0 million exchangeable shares will be exchanged for the right to receive 0.105 shares of Newmont common stock. In addition, each of Battle Mountain's 2.3 million shares of convertible preferred stock will be exchanged for one share of Newmont convertible preferred stock having substantially identical terms and conditions. It is expected that the transaction will be accounted for as a pooling of interests and will be completed in the fall of 2000, following regulatory approvals and approval by Battle Mountain and Battle Mountain Canada shareholders. Noranda Inc., a 28% shareholder of Battle Mountain, has agreed to vote in favor of the merger. Battle Mountain incurred $0.7 million of merger related expenses in the second quarter of 2000.

Note 3.  Niugini Mining and Lihir

         Niugini Mining and Lihir merged on February 2, 2000. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. Battle Mountain, through its investment in Niugini Mining, held a 7.52% equity interest in Lihir at December 31, 1999.

         As a result of the merger, Battle Mountain no longer owns shares of Niugini Mining. The post-merger investment in the Lihir shares has been classified as marketable securities, available for sale, in the condensed consolidated balance sheet. The market value of the Lihir shares decreased $17.8 million and $0.1 million in the first and second quarters of 2000, respectively. This decrease was recorded as a part of comprehensive loss in shareholders' equity in the condensed consolidated balance sheet. Impairment charges of $11.0 million and $12.4 million ($9.2 million net of minority interest) were recorded in the first and second quarters of 1999, respectively, as a result of decreases in the market value of the Lihir shares then held by Niugini Mining. The investment in Lihir was accounted for under the equity method in 1999 and the decrease in value was considered to be other than temporary.

Note 4.  Loss per Common Share

         Battle Mountain's outstanding common stock options, convertible debentures and convertible preferred stock were anti-dilutive and therefore not included in the calculations of basic and diluted loss per share amounts presented in the condensed consolidated statement of operations.

Note 5.  Comprehensive Loss

         Battle Mountain's comprehensive loss follows:


                                                        Three months ended          Six months ended
                                                              June 30                   June 30
                                                              -------                   -------
  MILLIONS                                               2000        1999           2000        1999
  --------                                               ----        ----           ----        ----
                                                                (as restated)               (as restated)
  Net loss                                             $  (7.4)   $ (15.4)        $   (9.0)   $ (28.0)
  Foreign currency translation adjustments                 0.5       (0.1)            (0.4)      (2.0)
  Unrealized losses on marketable equity securities       (0.1)       -              (17.9)        -
                                                        ------      -----           ------     ------
  Comprehensive loss                                   $  (7.0)   $ (15.5)        $  (27.3)   $ (30.0)
                                                        ======     ======           ======     ======




Note 6.  Debt

         In the first and second quarters of 2000, $10.0 million and $2.0 million, respectively, of the Canadian Imperial Bank of Commerce debt was repaid. These early repayments were required because the market value of the Lihir shares held by Battle Mountain declined to less than the level required by the loan agreement. Further declines in the market value of the shares of Lihir may result in additional principal repayments.

         As of June 30, 2000, a $5.0 million short-term borrowing, due July 3, 2000, was outstanding with an Australian bank. This borrowing was extended until July 11, 2000 at which time Battle Mountain established a $10.0 million, variable interest rate-based credit facility with the bank and rolled the existing $5.0 million borrowing into the credit facility. The credit facility, expiring May 10, 2001, contains certain financial and operational covenants, which include the maintenance of various financial ratios, and restrictions on liens and dividend payments.

Note 7.  Derivative Financial Instruments

         Gold contracts outstanding at June 30, 2000 were as follows:


                                                                                               Total or
           OUNCES IN THOUSANDS                       2000     2001     2002    2003    2004    Average
           -------------------                       ----     ----     ----    ----    ----    -------
           Net written call options
                 Ounces                               125      149      149     149      20      592
                 Average price per ounce            $ 334    $ 358    $ 358   $ 358   $ 372    $ 353

           Net purchased put options
                 Ounces                                75      149      149     149      20      542
                 Average price per ounce            $ 297    $ 297    $ 297   $ 297   $ 302    $ 297

            Forwards
                 Ounces                                25       38       38      38       2      141
                 Average price per ounce            $ 316    $ 317    $ 317   $ 317   $ 326    $ 317



         The put options are the minimum price Battle Mountain will receive, while the call options, having a higher price, allow participation in a rising gold market. All ounces sold through the forwards will be at the stated prices. The above derivatives have no margin requirements nor do they subject Battle Mountain to lease rate exposure. The above ounces represent between 3% and 46% of estimated production for each period from June 30, 2000 through March 31, 2004, with a weighted average of approximately 20% of total estimated production for those periods combined.

         During the six months ended June 30, 2000, Battle Mountain delivered or financially settled put options for 44,376 ounces of gold at an average price of $314 per ounce and forward sales contracts for 9,376 ounces of gold at an average price of $316 per ounce. No such settlements were made during the same period in 1999. Put options for 6,250 ounces and call options for 78,626 ounces of gold expired during the first six months of 2000. The estimated fair value of put and call options outstanding at June 30, 2000, net, was $0.1 million. The estimated fair value of the forwards outstanding at June 30, 2000 was $(0.5) million.

         In addition to the aforementioned gold contracts outstanding, as part of its overall financial planning, Battle Mountain Canada had committed to deliver 45,000 ounces of gold valued at approximately $13.2 million at an average price of $294 per ounce pursuant to pricing provisions as set forth in certain customer forward sales contracts outstanding as of June 30, 2000. This gold was on deposit at a refinery. All such contracts mature on or before February 28, 2001. From time to time, Battle Mountain Canada also enters into gold leasing transactions prior to delivery of gold held in inventory related to these commitments. Battle Mountain, at times, is a party to these leasing transactions and will sell the leased gold into the spot market. Whenever a spot sale of this type is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had lease contracts outstanding with Battle Mountain for 37,500 ounces of gold at June 30, 2000. All such contracts mature on or before February 28, 2001.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000, and also by Accounting Standard No. 138, which contains certain other modifications. Accounting Standard No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Battle Mountain is evaluating the impact that implementation of these standards may have on consolidated results of operations, financial position and liquidity.

Note 8.  Geographic and Segment Information

         Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:

                                          Golden      Kori                 Battle      Vera/      Corp &
MILLIONS                        Total      Giant      Kollo    Holloway   Mountain     Nancy      Other
--------                        -----      -----      -----    --------   --------     -----      -----
      Three months
  ended June 30, 2000
---------------------
Gross revenues                  $ 59.2    $ 24.6     $ 18.8    $   4.8      $  -     $ 10.4      $  0.6
Production costs                  36.2      12.9       16.3        3.8        (0.1)     3.3          -
Deprec., deplet. & amort.         15.2       5.5        6.0        2.3         -        1.2         0.2
Other expenses                     7.1       -          -          -           -        -           7.1
                                ------     -----     ------      -----       -----    -----      ------
Operating income (loss)            0.7       6.2       (3.5)      (1.3)        0.1      5.9        (6.7)
                                           =====     ======      =====       =====    =====      ======
Foreign currency exch. loss       (4.4)
Interest & other expense          (2.2)
                                ------
Loss before income taxes          (5.9)
                                ======

     Three months ended
 June 30, 1999 (as restated)
----------------------------
Gross revenues                    53.4      23.2       19.9        6.2         -        4.1          -
Production costs                  35.7      14.2       15.9        4.6        (0.3)     1.9        (0.6)
Deprec., deplet. & amort.         15.8       5.9        6.0        3.0         -        0.6         0.3
Other expenses                     9.3       -          -          -           -        -           9.3
                                ------    ------     ------      -----       -----    -----      ------
Operating income (loss)           (7.4)      3.1       (2.0)      (1.4)        0.3      1.6        (9.0)
                                          ======     ======      =====       =====    =====      ======
Lihir equity loss/impairment     (14.2)
Foreign currency exch. gain        3.7
Interest & other income            2.5
                                ------
Loss before income taxes         (15.4)
                                ======

      Six months
  ended June 30, 2000
---------------------
Gross revenues                   121.7      49.9       40.0       13.2         -       17.2         1.4
Production costs                  75.6      26.8       32.3       10.4        (0.2)     6.3          -
Deprec., deplet. & amort.         32.7      11.5       12.1        6.2         -        2.5         0.4
Other expenses                    14.0       -          -          -           -        -          14.0
                                ------    ------     ------      -----       -----    -----      ------
Operating income (loss)           (0.6)     11.6       (4.4)      (3.4)        0.2      8.4       (13.0)
                                          ======     ======      =====       =====    =====      ======
Foreign currency exch. loss       (3.9)
Interest & other expense          (4.6)
                                ------
Loss before income taxes          (9.1)
                                ======

     Six months ended
 June 30, 1999 (as restated)
----------------------------
Gross revenues                   107.2      44.8       42.1       12.2         -        8.1          -
Production costs                  71.6      27.5       32.8        9.3        (0.2)     3.6        (1.4)
Deprec., deplet. & amort.         30.2      10.8       12.1        5.7         -        1.0         0.6
Other expenses                    16.6       -          -          -           -        -          16.6
                                ------    ------     ------      -----       -----    -----      ------
Operating income (loss)          (11.2)      6.5       (2.8)      (2.8)        0.2      3.5       (15.8)
                                          ======     ======      =====       =====    =====      ======
Lihir equity loss/impairment     (26.4)
Foreign currency exch. gain        6.8
Interest & other income            0.9
                                ------
Loss before income taxes         (29.9)
                                ======

Total assets
------------
 June 30, 2000                   457.9     103.0       68.3       69.5        60.1     31.4       125.6
                                ======    ======     ======      =====      ======    =====      ======
 Dec. 31, 1999 (as restated)     568.5     118.1       78.4       76.1        54.3     36.0       205.6
                                ======    ======     ======      =====      ======    =====      ======


Note 9.  Other Matters

         SAN LUIS. Battle Mountain's Annual Report on Form 10-K/A for the year ended December 31, 1999 contained a description of closure and reclamation efforts and technical long-term water quality issues at the San Luis mine in Colorado, which ceased operations in November 1996.

         In 1998, Battle Mountain provided notice to the requisite regulatory agencies and undertook implementation of a response plan triggered by the identification of elevated levels of naturally occurring constituents detected in a monitoring well located downgradient from the West Pit. The Colorado Mined Land Reclamation Board held a formal public hearing to consider the matter on January 26, 1999 and determined that no violation had occurred and ordered Battle Mountain to implement the response plan. Battle Mountain has received final approval of a technical revision to the facility's permit which sets forth the response measures contemplated for the facility and has implemented all of the approved response measures.

         On August 20, 1999, the Colorado Department of Public Health and Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation has occurred, has commenced treatment and discharge operations as authorized by an October 1999 Amendment of the Notice and is awaiting final approval of a Colorado Discharge Permit System permit for discharges from the long-term operation of a water treatment facility at the site. Battle Mountain has negotiated a settlement with the Colorado Department of Public Health and Environment which, if approved, will resolve the violations alleged in the Notice of Violation. Under applicable law, the settlement agreement will not become final until final imposition of the terms of the agreement by the Colorado Department of Public Health and Environment.

         It is not possible to predict the nature or scope of any further action that might be taken by regulatory authorities, which actions could include seeking injunctive relief, mandating the posting of additional financial assurances, requiring further on-site response actions and the imposition of additional monetary penalties. Battle Mountain has in place certain environmental and reclamation financial assurances related to the San Luis property and additional financial assurances could be required over time. There can be no guarantee that Battle Mountain will be able to maintain and/or put in place the necessary assurances. An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 based upon Battle Mountain's best estimate of costs to address technical long-term water quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

         OTHER. Battle Mountain is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other actions cannot be predicted with certainty, it is the opinion of management that none of these actions when resolved will have a material adverse effect on results of operations, financial position or cash flows.

         Battle Mountain believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales, short-term lines of credit and/or contributions from Newmont following the merger. Significant additional capital will be required in the foreseeable future in order to continue the development of current and future mining projects, including the Phoenix project. Without the merger with Newmont, Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects and the availability of new capital, which in turn is dependent upon the price of gold. Because of continued low gold prices and their effect on Battle Mountain's financial condition, short-term liquidity and our ability to raise additional capital for long-term development projects may be impaired in the absence of the merger with Newmont. In the event that cash balances decline to a level that cannot support planned activities, management will defer planned capital and exploration expenditures as needed to conserve cash.

Note 10.  Summarized Financial Information

         The following summarized information of Battle Mountain Canada is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable Shares:


                                         Three months ended                 Six months ended
                                              June 30                            June 30
                                              -------                            -------
                                           2000       1999                    2000       1999
                                           ----       ----                    ----       ----
MILLIONS                                          (as restated)                      (as restated)
--------

Sales                                   $ 29.9      $ 29.5                 $ 64.1       $ 57.0
Costs and expenses                        26.0        30.9                   58.0         57.9
                                        ------      ------                 ------       ------
Operating income (loss)                 $  3.9      $ (1.4)                $  6.1       $ (0.9)
                                        ======      ======                 ======       ======
Net income (loss)                       $ (0.7)     $ (7.9)                $  2.5       $(17.4)
                                        ======      ======                 ======       ======


         Summarized financial information of Lihir follows. Information for the 2000 period is not presented, as the investment in Lihir is classified as marketable securities effective as of the date of the merger of Niugini Mining and Lihir.


                                  Three months ended        Six months ended
MILLIONS                           June 30, 1999             June 30, 1999
--------                           -------------             -------------

Sales                                 $ 53.9                    $ 97.3
Costs and expenses                      54.0                      94.9
                                      ------                    ------
Operating income (loss)               $ (0.1)                   $  2.4
                                      ======                    ======
Net loss                              $ (5.3)                   $ (8.0)
                                      ======                    ======


                                  BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION - (UNAUDITED)(1)
                    (Data reflects BMG attributable interests, except as noted)
                                     (Ounces in thousands)



                                                             Three months ended                Six months ended
                                                                 June 30                           June 30
                                                                 -------                           -------
                                                           2000           1999                 2000        1999
                                                           ----           ----                 ----        ----
GOLDEN GIANT
    Gold ounces recovered                                     84             86                  173         164
    Silver ounces recovered                                    5              4                   12           7
-------------------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                  $ 149          $ 151                $ 149       $ 158
    Depreciation, depletion and amortization                  66             68                   67          66
    Reclamation and mine closure costs                         6              4                    6           4
                                                           -----          -----                -----       -----
    Total production costs                                 $ 221          $ 223                $ 222       $ 228
-------------------------------------------------------------------------------------------------------------------

KORI KOLLO (88% Interest)
    Gold ounces recovered                                     56             62                  118         126
    Silver ounces recovered                                  166            165                  298         366
-------------------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced(2)
    Cash production costs                                  $ 219          $ 195                $ 209       $ 189
    Depreciation, depletion and amortization                  92             89                   91          87
    Reclamation and mine closure costs                         5             11                    5          11
                                                           -----          -----                -----       -----
    Total production costs                                 $ 316          $ 295                $ 305       $ 287
-------------------------------------------------------------------------------------------------------------------

HOLLOWAY (84.65% Interest)
    Gold ounces recovered                                     21             23                   44          43
-------------------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                  $ 218          $ 204                $ 213       $ 205
    Depreciation, depletion and amortization                 132            133                  134         130
    Reclamation and mine closure costs                         3              3                    3           2
                                                           -----          -----                -----       -----
    Total production costs                                 $ 353          $ 340                $ 350       $ 337
-------------------------------------------------------------------------------------------------------------------

VERA/NANCY (50% Interest)
    Gold ounces recovered                                     35             16                   60          30
    Silver ounces recovered                                   26             12                   45          24
-------------------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                  $  82          $ 119                $  99       $ 118
    Depreciation, depletion and amortization                  36             36                   42          34
    Reclamation and mine closure costs                         2              1                    2           1
                                                           -----          -----                -----       -----
    Total production costs                                 $ 120          $ 156                $ 143       $ 153
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
AGGREGATE DATA
    Gold ounces recovered                                    196            187                  395         363
    Average price per gold ounce realized                  $ 287          $ 271                $ 289       $ 278
    Silver ounces recovered                                  197            181                  355         397
    Average price per silver ounce realized                $4.53          $5.08                $4.77       $5.19
-------------------------------------------------------------------------------------------------------------------
  Weighted Average Cost per Gold Ounce Produced
    Cash production costs                                  $ 164          $ 170                $ 167       $ 171
    Depreciation, depletion and amortization                  76             80                   77          79
    Reclamation and mine closure costs                         5              6                    5           6
                                                           -----          -----                -----       -----
    Total production costs                                 $ 245          $ 256                $ 249       $ 256

===================================================================================================================



                                  BATTLE MOUNTAIN GOLD COMPANY
                            SUPPLEMENTAL INFORMATION - (UNAUDITED)(1)
                    (Data reflects BMG attributable interests, except as noted)
                                     (Ounces in thousands)


                                                             Three months ended                Six months ended
                                                                  June 30                           June 30
                                                                  -------                           -------
                                                            2000           1999                 2000        1999
                                                            ----           ----                 ----        ----
AGGREGATE DATA (cont.)
   Gold ounces recovered - 100%                              204            195                  411         380
   Gold ounces sold - 100%                                   203            194                  415         380
   Gold ounces sold - BMG share                              196            186                  399         363
-------------------------------------------------------------------------------------------------------------------

   Silver ounces recovered - 100%                            220            203                  396         447
   Silver ounces sold - 100%                                 224            202                  395         447
   Silver ounces sold - BMG share                            201            180                  355         397

===================================================================================================================




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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Battle Mountain's Annual Report on Form 10-K/A for the year ended December 31, 1999 and the unaudited condensed consolidated financial statements and notes preceding this discussion.

         MERGER ANNOUNCEMENT. On June 21, 2000, Battle Mountain and Newmont Mining Corporation entered into a merger agreement under which Battle Mountain will become a wholly-owned subsidiary of Newmont Mining subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Under the agreement, each of Battle Mountain's 131.9 million shares of common stock and Battle Mountain Canada Ltd.'s 98.0 million exchangeable shares will be exchanged for the right to receive 0.105 shares of Newmont common stock. In addition, each of Battle Mountain's 2.3 million shares of convertible preferred stock will be exchanged for one share of Newmont convertible preferred stock having substantially identical terms and conditions. It is expected that the transaction will be accounted for as a pooling of interests and will be completed in the fall of 2000, following regulatory approvals and approval by Battle Mountain and Battle Mountain Canada shareholders. Noranda Inc., a 28% shareholder of Battle Mountain, has agreed to vote in favor of the merger. Battle Mountain incurred $0.7 million of merger related expenses in the second quarter of 2000.

OVERVIEW

         Low gold prices and foreign currency exchange losses, partially offset by higher production, resulted in net losses of $9.2 million and $12.7 million, respectively, for the three and six month periods ended June 30, 2000. Cash flows from operations increased to $21.2 million for the first six months, compared with $4.7 million for the same period in 1999. Cash and cash equivalents decreased $67.5 million, primarily due to the merger of Niugini Mining and Lihir. Low gold prices, capital expenditures and debt payments also contributed to this decrease.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Battle Mountain generated cash flows of $21.2 million from operating activities during the six months ended June 30, 2000 compared with $4.7 million for the same period in 1999. The increase was primarily the result of higher production and improved gold prices.

         INVESTING ACTIVITIES. Capital expenditures totaled $22.9 million in each of the six month periods ended June 30, 2000 and 1999. Battle Mountain currently expects to invest $40 million to $45 million on capital expenditures in 2000.

         Niugini Mining and Lihir merged on February 2, 2000. As a result, Battle Mountain, which held a 50.45% interest in Niugini Mining prior to the merger, received 111.3 million shares of Lihir, representing a 9.74% equity interest in Lihir. The effect of the merger on cash and cash equivalents was a decrease of $54.7 million due to the deconsolidation of Niugini Mining. See
Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion. In March 1999, an $11.0 million liquidating dividend was paid to Crown Butte Resources Ltd. minority shareholders.

         FINANCING ACTIVITIES. Battle Mountain made $12.0 million of debt repayments in the first six months of 2000 compared with $39.3 million of debt and short-term borrowing repayments in the same period of 1999. In the first and second quarters of 2000, $10.0 million and $2.0 million, respectively, of the Canadian Imperial Bank of Commerce debt was repaid. These early repayments were required because the market value of the Lihir shares held by Battle Mountain declined to less than the level required by the loan agreement. Further declines in the market value of the shares of Lihir may result in additional principal repayments.

         A $5.0 million short-term borrowing was made in the second quarter of 2000 with an Australian bank. On July 11, 2000, Battle Mountain established a $10.0 million, variable interest rate-based credit facility with the bank and rolled the existing $5.0 million borrowing into the credit facility. The credit facility, expiring May 10, 2001, contains certain financial and operational covenants, which include the maintenance of various financial ratios, and restrictions on liens and dividend payments.

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

         CONCLUSION. Battle Mountain believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales, short-term lines of credit and/or contributions from Newmont following the merger. Significant additional capital will be required in the foreseeable future in order to continue the development of current and future mining projects, including the Phoenix project. Without the merger with Newmont, Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects and the availability of new capital, which in turn is dependent upon the price of gold. Because of continued low gold prices and their effect on Battle Mountain's financial condition, short-term liquidity and our ability to raise additional capital for long-term development projects may be impaired in the absence of the merger with Newmont. In the event that cash balances decline to a level that cannot support planned activities, management will defer planned capital and exploration expenditures as needed to conserve cash.

RESULTS OF OPERATIONS

         Battle Mountain recorded net losses to common shares of $9.2 million ($.04 per share) and $12.7 million ($.06 per share) for the three and six month periods ended June 30, 2000. This compares with net losses to common shares of $17.2 million ($.07 per share) and $31.7 million ($.14 per share), respectively, during the same periods in 1999. Higher gold prices and production in 2000 were partially offset by foreign currency exchange losses in 2000, as compared to foreign currency exchange gains in the 1999 periods. The three and six month periods in 1999 included impairment charges to the investment in Lihir of $12.4 million ($9.2 million net of minority interest) and $23.4 million ($20.2 million net of minority interest), respectively.

                                                                 Three months ended        Six months ended
                                                                      June 30                  June 30
                                                                      -------                  -------
                                                                    2000    1999             2000    1999
                                                                    ----    ----             ----    ----
   Gold ounces sold - 100%, THOUSANDS                                203     194              415     380

   Average gold revenue realized per ounce                         $ 287   $ 271            $ 289   $ 278

   Average London PM gold fix per ounce                            $ 280   $ 273            $ 285   $ 280


         Sales increased $5.8 million (11%) and $14.5 million, (14%), respectively, in the three and six month periods ended June 30, 2000 compared with the same periods in 1999. These increases were primarily a result of slightly higher gold prices and higher production, primarily at Vera/Nancy due to higher throughput and at Golden Giant due to higher throughput and decreased in-circuit gold inventory. The average realized price of gold increased slightly in 2000 as a result of higher spot gold prices and gains on hedging contracts.


        AGGREGATE ATTRIBUTABLE PRODUCTION COSTS                       Three months ended           Six months ended
         PER OUNCE OF GOLD PRODUCED                                         June 30                     June 30
                                                                            -------                     -------
                                                                       2000       1999               2000       1999
                                                                       ----       ----               ----       ----
        Direct mining costs                                          $  164    $   169            $   166    $   171
        Third party smelting, refining and transportation costs           1          2                  1          2
        By-product credits included in sales                             (5)        (5)                (4)        (6)
                                                                      -----     ------             ------     ------
            Cash operating costs                                        160        166                163        167
        Royalties                                                         4          4                  4          4
                                                                      -----     ------             ------     ------
            Total cash costs                                            164        170                167        171
        Depreciation, depletion and amortization                         76         80                 77         79
        Reclamation and mine closure costs                                5          6                  5          6
                                                                      -----     ------             ------     ------
            Total production costs                                   $  245    $   256            $   249    $   256
                                                                      =====     ======             ======     ======


        RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS           Three months ended            Six months ended
         PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS                     June 30                       June 30
                                                                            -------                       -------
                                                                       2000       1999               2000       1999
                                                                       ----       ----               ----       ----
        MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS                (as restated)                 (as restated)
        ------------------------------------------------------
        Production costs per financial statements                     $ 36.2     $ 35.7             $ 75.6     $ 71.6
        Minority interest portion of production costs                   (1.8)      (1.8)              (3.6)      (3.5)
        By-product credits included in sales                            (1.0)      (1.1)              (1.7)      (2.3)
        Reclamation and mine closure costs                              (1.0)      (1.2)              (2.0)      (2.3)
        Inventory change and other                                      (0.3)       0.1               (2.3)      (1.3)
                                                                       -----      -----              -----      -----
        Production costs for per ounce calculation purposes           $ 32.1     $ 31.7             $ 66.0     $ 62.2
                                                                       =====      =====              =====      =====
        Gold ounces produced, THOUSANDS                                  196        187                395        363
                                                                       =====      =====              =====      =====
        Total cash costs per gold ounce produced                      $  164     $  170             $  167     $  171
                                                                       =====      =====              =====      =====

  Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.

         Total production costs increased in the three and six month periods of 2000 compared with the same periods last year, primarily due to increased gold sales due to higher production, mainly at Vera/Nancy. Also contributing to the increase in production costs was the placing of Niugini Mining's San Cristobal mine on care and maintenance effective January 1, 1999, as San Cristobal's revenues were credited against its production costs, resulting in net credits to production costs of $0.6 million and $1.3 million, respectively, for the 1999 periods. Operations of San Cristobal are not included in Battle Mountain's results in 2000 due to the Niugini Mining and Lihir merger. Consolidated per ounce cash costs decreased in 2000, primarily at Golden Giant and Vera/Nancy due to higher production and decreases in the Canadian and Australian dollar exchange rates.

         Depreciation, depletion and amortization ("DD&A") increased during the six month period in 2000, primarily as a result of higher production. The overall slight decrease in DD&A during the 2000 quarter was mainly the result of lower production at all of the mines except Vera/Nancy, which carries a lower DD&A per ounce amount than the other mines.

         Exploration, evaluation and other lease costs decreased in 2000 due to planned decreased expenditures and the sale of exploration rights in 2000, partially offset by Crown Jewel expenditures. Effective January 1, 2000, expenditures at the Crown Jewel project are classified as exploration, evaluation and other lease costs.

         General and administrative expenses decreased during the periods in 2000 due to overall decreased expenditures, including the closure of the Toronto administrative office in late 1999.

         Interest expense remained constant, while interest income decreased in the periods in 2000 due to lower levels of cash invested.

         Equity in losses and impairment of Lihir for the three and six month periods ended June 30, 1999 totaled $14.2 million and $26.4 million, respectively. Impairment charges of $12.4 million and $23.4 million, respectively, were recorded in those periods as a result of decreases in the market value of the Lihir shares then held by Niugini Mining. See Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 for discussion of the Niugini Mining and Lihir merger and the subsequent accounting treatment for changes in the value of the investment in Lihir.

         Net foreign currency exchange losses totaled $4.4 million and $3.9 million during the three and six month periods ended June 30, 2000, primarily on the U.S. dollar-denominated debt of foreign subsidiaries. This compared with net foreign currency exchange gains of $3.7 million and $6.8 million, respectively, during the same periods in 1999. During the first six months in 2000, the Canadian dollar and Australian dollar exchange rates to the U.S. dollar fell 2% and 9%, respectively.

         Minority interest in net loss decreased $3.3 million and $3.2 million during the three and six month periods in 2000 compared with 1999 as a result of the minority interest portion of the impairment charges to the investment in Lihir described above.

         Battle Mountain's provision for income taxes for the three and six months ended June 30, 2000 was $1.9 million and $1.0 million, respectively. The increases in taxes compared with the 1999 periods result from income taxes on Australian earnings from the Vera/Nancy mine and increased earnings of Battle Mountain Canada. Mining taxes decreased in 2000 compared with the same periods in 1999 due to a lower effective tax rate.

OTHER

         See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

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

         Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000, and also by Accounting Standard No. 138. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion.

         Unless otherwise discussed below, information about market, foreign currency, interest rate and equity risks for the three month and six month periods ended June 30, 2000 does not differ materially from that discussed under Item 7A of Battle Mountain's Annual Report on Form 10-K/A for the year ended December 31, 1999. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 for discussion of derivative financial instruments.

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

         Substantially all revenues generated during the first six months of 2000 were from mining operations outside the United States, while assets attributable to those operations totaled approximately $272.2 million at June 30, 2000. As a result, Battle Mountain is exposed to risks normally associated with operations located outside the United States, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" in Item 2 for a discussion.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         On August 20, 1999, the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation had occurred. Battle Mountain has negotiated a settlement with the Colorado Department of Public Health and Environment which, if approved, will resolve the violations alleged in the Notice of Violation. The terms of the settlement are set forth in a Settlement Agreement and Stipulated Order which has been executed by Battle Mountain and the Director of the Colorado Water Quality Control Division. Under applicable law, the Settlement Agreement will not become final until final imposition of the terms of the Agreement by the Colorado Department of Public Health and Environment. See Note 9 of Notes to Condensed Consolidated Financial Statements under Part I for further discussion.

         On June 22, 2000 and July 10, 2000, putative class action lawsuits, respectively KING V. BATTLE MOUNTAIN GOLD COMPANY, ET AL, and SCHARAN V. BATTLE MOUNTAIN GOLD COMPANY, ET AL, were commenced by different individual purported holders of Battle Mountain common stock against Battle Mountain and its directors and executive officers. The actions were brought on behalf of a putative class consisting of public shareholders of Battle Mountain that held their shares as of June 21, 2000. The complaints in the actions allege, among other things, that the consideration to be paid to holders of Battle Mountain common stock in the proposed merger between Battle Mountain and Newmont Mining Corporation is inadequate and unfair, and that the defendants agreed to the transaction in breach of their fiduciary duties to the public shareholders and in particular, that the defendants failed to adequately consider alternatives to the Newmont transaction. The actions were filed in the District Court of the State of Nevada in and for Clark County. The complaints seek, among other things, injunctive relief against the transaction and damages in an unspecified amount. Battle Mountain believes that the complaints are without merit.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      *2(a) Agreement and Plan of Merger, dated June 21, 2000, by and among Battle Mountain Gold Company, Newmont Mining Corporation and Bounty Merger Corp. (Exhibit 2.1 to Battle Mountain's Current Report on Form 8-K dated June 21, 2000; File No. 1-9666).

                      *2(b) Arrangement Agreement, dated as of June 21, 2000, made among Battle Mountain Gold Company, Battle Mountain Canada Ltd., Newmont Mining Corporation and Bounty Merger Corp. (Exhibit 2.2 to Battle Mountain's Current Report on Form 8-K dated June 21, 2000; File No. 1-9666).

                      3 Bylaws of Battle Mountain Gold Company, as amended through June 21, 2000.

                      *4 Amendment No. 4, dated as of June 21, 2000, to the Rights Agreement, dated as of November 10, 1998 (as amended and restated as of July 19, 1996 and as further amended as of November 10, 1998), between Battle Mountain and The Bank of New York (Exhibit
                               4.2 to Battle Mountain's Current Report on
                               Form 8-K dated June 21, 2000; File No.
                               1-9666).

                      *10 The Support/Voting Agreement, dated June 21, 2000, among Noranda Inc., Newmont Mining Corporation and Battle Mountain Gold Company (Exhibit 10.1 to Battle Mountain's Current Report on Form 8-K dated June 21, 2000; File No. 1-9666).

                      11       Computations of Earnings (Loss) per Common
                               Share

                      27       Financial Data Schedule

                      -----------------
                      * Incorporated by reference as indicated.



             (b)      Reports on Form 8-K

                      A Current Report on Form 8-K, dated May 1, 2000, was filed containing a first quarter 2000 earnings release issued by Battle Mountain on May 1, 2000.

                      A Current Report on Form 8-K, dated June 23, 2000, was filed containing a merger agreement with Newmont Mining Corporation and certain other related agreements and amendments to Battle Mountain's Bylaws and Rights agreements.



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BATTLE MOUNTAIN GOLD COMPANY


Date:  August 8, 2000.                   /s/ Jeffrey L. Powers
                                    ----------------------------------
                                             Jeffrey L. Powers

                                      Vice President and Controller
                                       (Chief Accounting Officer)