Form 10-Q
period 2000-09-30
BATTLE MOUNTAIN GOLD CO
filed 2000-11-14
CIK 771498

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

         Number of shares of Common Stock outstanding as of the latest practicable date, October 31, 2000: 133,313,940. In addition, as of such date, there were outstanding 96,626,893 Exchangeable Shares of Battle Mountain Canada Ltd. which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                                      INDEX

                                                                                       Page
                                                                                       ----
Part I.  Financial Information (Unaudited)

           Condensed Consolidated Statement of Operations
             for the three and nine months ended September 30, 2000 and 1999             1

           Condensed Consolidated Balance Sheet
             at September 30, 2000 and December 31, 1999                                 2

           Condensed Consolidated Statement of Cash Flows
             for the nine months ended September 30, 2000 and 1999                       3

           Notes to Condensed Consolidated Financial Statements                          4

           Supplemental Information                                                     10

           Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  11

           Quantitative and Qualitative Disclosures about Market Risk                   16

Part II. Other Information                                                              16

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                     BATTLE MOUNTAIN GOLD COMPANY
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

                                                              Three months ended            Nine months ended
                                                                  September 30                 September 30
                                                              ------------------            ------------------
MILLIONS, EXCEPT PER SHARE AMOUNTS                             2000       1999                2000       1999
                                                              ------     ------             -------    -------
Sales                                                         $ 57.4     $ 54.6             $ 179.1    $ 161.8
Costs and expenses
   Production costs                                             37.0       35.8               112.6      107.4
   Depreciation, depletion and amortization                     15.0       16.6                47.7       46.8
   Exploration, evaluation & other lease costs, net              3.2        3.9                10.6       13.1
   Environmental remediation charge (NOTE 8)                     5.6        9.5                 5.6        9.5
   Merger expense (NOTE 2)                                       1.7          -                 2.4          -
   General and administrative expenses                           2.8        4.5                 8.7       11.9
                                                              ------     ------             -------    -------
         Total costs and expenses                               65.3       70.3               187.6      188.7
                                                              ------     ------             -------    -------

Operating Loss                                                  (7.9)     (15.7)               (8.5)     (26.9)

   Interest expense                                             (3.7)      (3.7)              (11.2)     (11.2)
   Interest income                                               1.0        1.6                 3.0        5.2
   Equity in losses (income) & impairment of Lihir (NOTE 3)        -        0.2                   -      (26.2)
   Foreign currency exchange gain (loss), net                   (2.7)       0.1                (6.6)       6.9
   Minority interest in net loss                                 0.2          -                 1.0        4.0
   Other income, net                                             0.2        0.5                 0.3        1.3
                                                              ------     ------             -------    -------

Loss Before Income Taxes                                       (12.9)     (17.0)              (22.0)     (46.9)

   Income tax benefit (expense)                                 (0.1)       1.0                (1.1)       3.2
   Mining income tax expense                                    (1.3)      (2.1)               (0.2)      (2.4)
                                                              ------     ------             -------    -------

Net Loss                                                       (14.3)     (18.1)              (23.3)     (46.1)
    Preferred dividends                                          1.9        1.9                 5.6        5.6
                                                              ------     ------             -------    -------

Net Loss to Common Shares                                     $(16.2)    $(20.0)            $ (28.9)   $ (51.7)
                                                              ======     ======             =======    =======
Loss per Common Share - Basic and Diluted (NOTE 4)            $ (.07)    $ (.09)            $  (.13)   $  (.22)
                                                              ======     ======             =======    =======

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                    229.9      229.9               229.9      229.9
                                                              ======     ======             =======    =======

   The accompanying notes are an integral part of these financial statements.

                                     BATTLE MOUNTAIN GOLD COMPANY
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)

                                                               September 30,     December 31,
MILLIONS                                                           2000              1999
--------                                                       -------------     ------------
ASSETS                                                                           (as restated)
   Current assets
     Cash and cash equivalents (NOTE 1)                          $  11.2            $  67.5
     Restricted cash                                                 0.4                0.2
     Accounts and notes receivable, net (NOTE 1)                    10.7               36.7
     Product inventories                                            11.4                8.7
     Materials and supplies, net, at average cost                   20.4               22.4
     Marketable equity securities (NOTE 3)                          36.9                  -
     Prepayments                                                     6.1                3.9
     Other current assets                                            1.1                3.8
                                                                 -------            -------
         Total current assets                                       98.2              143.2
                                                                 -------            -------

     Investments
       Investment in Lihir (NOTE 3)                                  -                 68.4
       Other investments                                            12.1               10.6
                                                                 -------            -------
         Total investments                                          12.1               79.0
                                                                 -------            -------

     Restricted cash                                                41.9               40.0

     Property, plant and equipment, net                            275.0              299.6

     Other assets                                                    4.1                6.7
                                                                 -------            -------

Total Assets                                                     $ 431.3            $ 568.5
                                                                 =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current maturities of long-term debt                        $  10.6            $   2.6
     Debt due upon disposal of Lihir                                30.0               30.0
     Accounts payable                                               16.3               16.0
     Income taxes and mining income taxes payable                   16.7               16.7
     Interest payable                                                4.7                6.4
     Accrued reclamation and closure costs                           4.0                6.3
     Other current liabilities                                      13.5               10.9
                                                                 -------            -------
         Total current liabilities                                  95.8               88.9

   Long-term debt (NOTE 6)                                         155.1              176.8
   Deferred income taxes and mining income taxes                    55.4               64.5
   Other liabilities                                                57.7               54.5
                                                                 -------            -------
         Total Liabilities                                         364.0              384.7

   Commitments and contingencies (NOTES 2, 7 AND 8)                  -                  -

   Minority interest                                                 4.5               65.1

   Shareholders' equity (NOTE 5)                                    62.8              118.7
                                                                 -------            -------

Total Liabilities and Shareholders' Equity                       $ 431.3            $ 568.5
                                                                 =======            =======

   The accompanying notes are an integral part of these financial statements.

                                      BATTLE MOUNTAIN GOLD COMPANY
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)

                                                                             Nine months ended
                                                                                September 30
                                                                         ------------------------
MILLIONS                                                                   2000         1999
--------                                                                 -------       -------
                                                                                    (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $ (23.3)      $ (46.1)
   Adjustments to reconcile net loss to net cash
    flows from operating activities:
       Depreciation, depletion and amortization                             47.7          46.8
       Environmental remediation charge                                      5.6           9.5
       Deferred income taxes and mining income taxes                        (5.8)         (2.8)
       Equity in losses and impairment of Lihir                              -            26.2
       Foreign currency exchange loss (gain), net                            6.6          (6.9)
       Change in working capital accounts, net                              26.3           9.1
       Other, net                                                           (4.9)         (5.2)
                                                                         -------       -------

Net Cash Flows Provided by Operating Activities                             52.2          30.6
                                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (34.8)        (37.3)
   Crown Butte liquidating dividend to minority shareholders                 -           (11.0)
   Proceeds from sale of assets                                              1.5          11.3
   Effects on cash of the Niugini Mining and Lihir merger                  (54.7)          -
   Other, net                                                               (1.4)         (2.9)
                                                                         -------       -------

Net Cash Flows Used in Investing Activities                                (89.4)        (39.9)
                                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt repayments                                                         (15.1)        (30.8)
   Decrease in short-term borrowings                                         -           (14.9)
   Cash dividend payments                                                   (5.6)         (5.6)
   Increase in restricted cash                                              (2.0)        (32.0)
   Other, net                                                                -             0.1
                                                                         -------       -------

Net Cash Flows Used in Financing Activities                                (22.7)        (83.2)
                                                                         -------       -------

Effect of Exchange Rate Changes on Cash                                      3.6           1.4
                                                                         -------       -------

Net Decrease in Cash and Cash Equivalents                                  (56.3)        (91.1)
Cash and cash equivalents at beginning of period, as restated               67.5         156.9
                                                                         -------       -------

Cash and Cash Equivalents at End of Period                               $  11.2       $  65.8
                                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                          BATTLE MOUNTAIN GOLD COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  General Information

         The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all normal recurring adjustments which are, in the opinion of the management of Battle Mountain Gold Company, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include the accounts of Battle Mountain Gold Company and its wholly-owned and majority-owned subsidiaries ("Battle Mountain") and should be read in conjunction with the consolidated financial statements which are included in Battle Mountain's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 1999.

         During the third quarter of 2000, Battle Mountain changed its presentation of bullion and bullion settlements in the condensed consolidated balance sheet and statement of cash flows to a more widely accepted presentation. These accounts were previously presented as components of cash and cash equivalents, and are currently presented as components of accounts and notes receivable. Accordingly, the condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 were restated in order to conform to the current reporting presentation. The effect of this restatement on the December 31, 1999 balance sheet compared to amounts previously presented was a $23.5 million decrease in cash and cash equivalents and a corresponding $23.5 million increase in accounts and notes receivable. The effects on the cash flow statement for the nine month period ended September 30, 1999 period were a $14.1 million increase in cash flows provided by operating activities due to a change in working capital, a $40.3 million decrease in cash at December 31, 1998 and a $26.2 million decrease in cash at September
30, 1999. Certain other amounts for prior years have been reclassified in order to conform to the current reporting presentation.

         The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financials Statements," in December 1999 which summarizes certain of its views in applying generally accepted accounting principles to revenue recognition in financial statements. Battle Mountain will implement the bulletin effective with its December 31, 2000 financial statements and believes that implementation of this bulletin will not have a material effect on consolidated results of operations, financial position or liquidity.

Note 2.  Merger Announcement

         On June 21, 2000, Battle Mountain and Newmont Mining Corporation entered into a merger agreement under which Battle Mountain will become a wholly owned subsidiary of Newmont Mining subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Under the agreement, each of Battle Mountain's 133.3 million shares of common stock and Battle Mountain Canada Ltd.'s 96.6 million exchangeable shares will be exchanged for the right to receive 0.105 shares of Newmont common stock. In addition, each of Battle Mountain's 2.3 million shares of convertible preferred stock will be exchanged for one share of Newmont convertible preferred stock having substantially identical terms and conditions. It is expected that the transaction will be accounted for as a pooling of interests and will be completed around the end of the fourth quarter of 2000, following regulatory approvals and approval by Battle Mountain and Battle Mountain Canada shareholders. Noranda Inc., a 28% shareholder of Battle Mountain, has agreed to vote in favor of the merger. Battle Mountain incurred $0.7 million of merger- related expenses in the second quarter of 2000 and $1.7 million in the third quarter of 2000.

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

         As a result of the merger, Battle Mountain no longer owns shares of Niugini Mining. The post-merger investment in the Lihir shares has been classified as marketable securities, available for sale, in the condensed consolidated balance sheet. The market value of the Lihir shares decreased $7.0 million in the third quarter of 2000 and $24.8 million in the first nine months of 2000. These decreases were recorded as a part of comprehensive loss in shareholders' equity in the condensed consolidated balance sheet. In 1999, Battle Mountain recorded impairment charges of $11.0 million in the first quarter and $12.4 million ($9.2 million net of minority interest) in the second quarter as a result of decreases in the market value of the Lihir shares then held by Niugini Mining. The investment in Lihir was accounted for under the equity method in 1999 and the decreases in value were considered to be other than temporary.

Note 4.  Loss per Common Share

         Battle Mountain's outstanding common stock options, convertible debentures and convertible preferred stock were anti-dilutive and therefore not included in the calculations of basic and diluted loss per share amounts presented in the condensed consolidated statement of operations.

Note 5.  Comprehensive Loss

         Battle Mountain's comprehensive loss follows:

                                                        Three months ended           Nine months ended
                                                           September 30                September 30
                                                        ------------------          -------------------
   MILLIONS                                               2000        1999           2000        1999
   --------                                               ----        ----           ----        ----
   Net loss                                             $ (14.3)   $ (18.1)         $ (23.3)   $ (46.1)
   Foreign currency translation adjustments                (2.2)      (2.1)            (2.6)      (4.1)
   Unrealized losses on marketable equity securities       (7.0)         -            (24.8)       -
                                                        -------    -------          -------    -------

   Comprehensive loss                                   $ (23.5)   $ (20.2)         $ (50.7)   $ (50.2)
                                                        =======    =======          =======    =======

Note 6.  Debt

         During the first nine months of 2000, Battle Mountain made $12.0 million of early debt payments to the Canadian Imperial Bank of Commerce because the market value of the Lihir shares held by Battle Mountain declined to less than the level required by the loan agreement, and also made $0.5 million of early payments due to the sale by Battle Mountain Canada of a power line to a Canadian power company. In addition, subsequent to September 30, 2000 through the date of this report, Battle Mountain made another $2.0 million of early debt payments related to the market value of the Lihir shares and another $0.2 million payment related to the power line sale. Further declines in the market value of the shares of Lihir may result in additional principal repayments.

         Battle Mountain established a $10.0 million, variable interest rate-based credit facility with an Australian bank in July 2000. The credit facility, expiring May 10, 2001, contains various financial and operational covenants, which include the maintenance of various financial ratios, and restrictions on liens and dividend payments. No amounts were outstanding under this credit facility at September 30, 2000.

Note 7.  Derivative Financial Instruments

         Gold contracts outstanding at September 30, 2000 were as follows:

                                                                                           Total or
          OUNCES IN THOUSANDS                   2000      2001     2002    2003    2004    Average
          -------------------                   ----      ----     ----    ----    ----    --------
          Net written call options
              Ounces                               38      149      149     149      20       505
              Average price per ounce           $ 358    $ 358    $ 358   $ 358   $ 372     $ 359

          Net purchased put options
              Ounces                               38      149      149     149      20       505
              Average price per ounce           $ 297    $ 297    $ 297   $ 297   $ 302     $ 297

          Flat forwards
              Ounces                                9       38       38      38       2       125
              Average price per ounce           $ 316    $ 317    $ 317   $ 317   $ 326     $ 317

           Forwards
              Ounces                                -       98        -       -       -        98
              Average price per ounce               -    $ 289        -       -       -     $ 289


         The put options are the minimum price Battle Mountain will receive, while the call options, having a higher price, allow participation in a rising gold market. All ounces sold through the forwards will be at the stated prices. The above derivatives have no margin requirements nor do they subject Battle Mountain to lease rate exposure. Ounces covered by the derivatives, except the forwards, represent between 3% and 25% of estimated production for each period from October 1, 2000 through March 31, 2004, with a weighted average of approximately 18% of total estimated production for those periods combined.

         During the nine months ended September 30, 2000, Battle Mountain delivered or financially settled put options for 77,252 ounces of gold at an average price of $301 per ounce and flat forward sales contracts for 25,002 ounces of gold at an average price of $316 per ounce. No settlements were made during the same period in 1999. Put options for 10,625 ounces and call options for 115,877 ounces of gold expired during the first nine months of 2000. The estimated fair value of put and call options outstanding at September 30, 2000, net, was $6.2 million. The estimated fair value of the flat forwards outstanding was $2.1 million and the estimated fair value of the forwards outstanding was $1.0 million. Increases in the aforementioned fair values compared to the fair values at December 31, 1999 were attributable to lower gold prices and increased volumes at September 30, 2000.

         The forwards are part of Battle Mountain's overall financial planning. These contracts cover gold that was on deposit at a refinery or leased to third parties. All the contracts mature by March 30, 2001. Battle Mountain, at times, is a party to lease transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had lease contracts outstanding with Battle Mountain for 97,550 ounces of gold at September 30, 2000. All such contracts mature by March 30, 2001.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000, and also by Accounting Standard No. 138, which contains various other modifications including an expanded exemption for normal course purchases and sales. Accounting Standard No. 133, as amended, requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are included in earnings or comprehensive income depending on the intent and nature of the derivative instrument. Battle Mountain expects its forward and flat forward sales contracts to be exempt from Accounting Standard No. 133 as normal course sales as it intends to physically deliver gold pursuant to the terms of its forward contracts in normal quantities.

However, its puts and calls that are part of an integrated contract (referred to as "collars") will be subject to the requirements of Accounting Standard No. 133. Based on Battle Mountain's positions as of September 30, 2000, if the collars were accounted for in accordance with Accounting Standard
No. 133, current assets, other assets and accumulated comprehensive income would have increased by $1.7 million, $4.5 million and $6.2 million, respectively. Also, Battle Mountain believes the collars would qualify as cash flow hedges and, therefore, any future changes in their fair market value, to the extent the hedge is effective, would be included in comprehensive income until they were no longer effective as hedges or the anticipated transactions occurred, at which time they would be included in earnings. Battle Mountain will be adopting this amended standard effective January 1, 2001.

Note 8.  Other Matters

         SAN LUIS. Battle Mountain's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 1999 contained a description of closure and reclamation efforts and technical long-term water quality issues at the San Luis mine in Colorado, which ceased operations in November 1996.

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

         On August 20, 1999, the Colorado Department of Public Health and Environment (the "Department of Public Health") issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation has occurred, has commenced treatment and discharge operations as authorized by an October 1999 Amendment of the Notice and is awaiting final approval of a Colorado Discharge Permit System permit for discharges from the long-term operation of a water treatment facility at the site. Battle Mountain negotiated a settlement with the Department of Public Health which resolved the violations alleged in the Notice of Violation. Under applicable law, the settlement agreement became final and effective upon the final imposition of its terms by the Department of Public Health pursuant to an Order for Civil Penalty dated September 1, 2000 (the "Order"). Battle Mountain has made the $0.1 million civil penalty payment required by the Order and was notified by the Department of Public Health that the matter was assigned a "closed status effective September 15, 2000." On October 6, 2000 the Department of Public Health received an Application for Reconsideration of Order for Civil Penalty filed by project opponents seeking to appeal the civil penalty terms of the settlement. On October 16, 2000 the Application for Reconsideration was denied in its entirety by the Department of Public Health. Project opponents have filed a judicial appeal of the Order in the District Court for Costilla County, Colorado, naming the Department of Public Health as defendant.

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

         An environmental remediation charge of $9.5 million was recorded in the third quarter of 1999 based upon Battle Mountain's best estimate at that time of costs to address technical long-term water quality issues at the San Luis property. In the third quarter of 2000, an additional $5.6 million environmental remediation charge was recorded. This charge was attributable to, among other things, increased anticipated costs due to changes in the scope and timing of the remediation project caused by investigating and responding to evolving regulatory issues associated with the permitting of the discharge, the unanticipated redesign of the water treatment plant, and the permitting, in-field modification and construction of a stormwater diversion and conveyance system. In addition, a $1.1 million reclamation charge was recorded in the third quarter of 2000 for additional future reclamation at the San Luis property caused in part by changes in the remediation project.
It is reasonably possible that current estimates of the ultimate costs of the remediation and reclamation activities at the San Luis property may change in future reporting periods as further information becomes available.

         INVESTMENTS. Battle Mountain Canada sold, at book value, its investment in First Toronto Investments Limited for $10.2 million in the third quarter of 1999.

         OTHER. Battle Mountain is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other actions cannot be predicted with certainty, it is the opinion of management that none of these actions when resolved will have a material adverse effect on results of operations, financial position or cash flows.

         Assuming that the merger between Battle Mountain and Newmont is completed around the end of the fourth quarter of 2000 as expected, Battle Mountain believes that its pre-merger cash requirements will be funded through a combination of current cash, future cash flows from operations, short-term lines of credit, monetization of derivative financial instruments and/or contributions from Newmont. If the merger is delayed or does not close, Battle Mountain believes that its cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales, short-term lines of credit, and/or monetization of derivative financial instruments. In order to continue the development of Battle Mountain's current and future mining projects, including the Phoenix project, significant additional capital will be required in the foreseeable future. Without the merger with Newmont, Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects and the availability of new capital, which in turn is dependent upon the price of gold. Because of continued low gold prices and their effect on Battle Mountain's financial condition, our short-term liquidity and ability to raise additional capital for long-term development projects may be impaired in the absence of the merger with Newmont. In this case, management will defer planned capital and exploration expenditures as needed to conserve cash and defer capital projects, including the Phoenix project, until funds are obtained for their development.

         Various laws require that financial assurances be in place for certain environmental and reclamation obligations and potential liabilities. Battle Mountain currently has in place certain environmental and reclamation financial assurances in the form of surety bonds, letters of credit and corporate guarantees and will be required to put additional financial assurances in place in the near future. There can be no guarantee that Battle Mountain will be able to maintain and/or put in place the necessary assurances. The corporate guarantees utilized by Battle Mountain, totaling $2.6 million, are provided by Newmont Mining Corporation. Battle Mountain's ability to continue utilizing these guarantees is contingent upon the completion of the merger of Battle Mountain and Newmont.

Note 9.  Summarized Financial Information

         The following summarized information of Battle Mountain Canada is presented in accordance with the Securities and Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable Shares:

                                                Three months ended             Nine months ended
                                                   September 30                   September 30
                                                ------------------             ------------------
         MILLIONS                                2000        1999               2000        1999
         --------                               ------      ------             ------      ------
         Sales                                  $ 29.8      $ 31.9             $ 93.9      $ 88.9
         Costs and expenses                       26.1        31.2               84.1        89.1
                                                ------      ------             ------      ------
         Operating income (loss)                $  3.7      $  0.7             $  9.8      $ (0.2)
                                                ======      ======             ======      ======

         Net income (loss)                      $  0.7      $ (1.0)            $  3.2      $(18.4)
                                                ======      ======             ======      ======

Note 10.  Geographic and Segment Information

         Financial information by segment for the applicable periods presented in the condensed consolidated financial statements follows:

                                          Golden     Kori                 Battle      Vera/      Corp &
MILLIONS                        Total     Giant      Kollo    Holloway   Mountain     Nancy      Other
--------                        -----     ------     -----    --------   --------     -----      -----
     Three months ended
     September 30, 2000
     ------------------
Gross revenues                  $ 57.4    $ 23.8     $ 20.5    $  5.4      $  -       $  7.0     $  0.7
Production costs                  37.0      12.6       16.0       4.5         -          2.8        1.1
Deprec., deplet. & amort.         15.0       5.5        6.0       2.5         -          0.9        0.1
Environmental remediation          5.6       -          -         -           -          -          5.6
Other expenses                     7.7       -          -         -           -          -          7.7
                                ------    ------     ------    ------      ------     ------     ------
Operating income (loss)           (7.9)      5.7       (1.5)     (1.6)        -          3.3      (13.8)
                                          ======     ======    ======      ======     ======     ======
Foreign currency exch. loss       (2.7)
Interest & other expense          (2.3)
                                ------
Loss before income taxes         (12.9)
                                ======

     Three months ended
     September 30, 1999
     ------------------
Gross revenues                    54.6      25.1       18.8       6.8         -          3.9        -
Production costs                  35.8      12.1       15.8       6.4        (0.1)       1.8       (0.2)
Deprec., deplet. & amort.         16.6       6.0        6.5       3.5         -          0.6        -
Environmental remediation          9.5       -          -         -           -          -          9.5
Other expenses                     8.4       -          -         -           -          -          8.4
                                ------    ------     ------    ------      ------     ------     ------
Operating income (loss)          (15.7)      7.0       (3.5)     (3.1)        0.1        1.5      (17.7)
                                          ======     ======    ======      ======     ======     ======
Lihir equity inc./impairment       0.2
Foreign currency exch. gain        0.1
Interest & other expenses         (1.6)
                                ------
Loss before income taxes         (17.0)
                                ======

     Nine months ended
     September 30, 2000
     ------------------
Gross revenues                   179.1      73.7       60.5      18.6         -         24.2        2.1
Production costs                 112.6      39.4       48.3      14.9        (0.2)       9.1        1.1
Deprec., deplet. & amort.         47.7      17.0       18.1       8.7         -          3.4        0.5
Environmental remediation          5.6       -          -         -           -          -          5.6
Other expenses                    21.7       -          -         -           -          -         21.7
                                ------    ------     ------    ------      ------     ------     ------
Operating income (loss)           (8.5)     17.3       (5.9)     (5.0)        0.2       11.7      (26.8)
                                          ======     ======    ======      ======     ======     ======
Foreign currency exch. loss       (6.6)
Interest & other expense          (6.9)
                                ------
Loss before income taxes         (22.0)
                                ======

     Nine months ended
     September 30, 1999
     ------------------
Gross revenues                   161.8      69.9       60.9      19.0         -         12.0        -
Production costs                 107.4      39.7       48.6      15.7        (0.3)       5.4       (1.7)
Deprec., deplet. & amort.         46.8      16.8       18.6       9.2         -          1.6        0.6
Environmental remediation          9.5       -          -         -           -          -          9.5
Other expenses                    25.0       -          -         -           -          -         25.0
                                ------    ------     ------    ------      ------     ------     ------
Operating income (loss)          (26.9)     13.4       (6.3)     (5.9)        0.3        5.0      (33.4)
                                          ======     ======    ======      ======     ======     ======
Lihir equity loss/impairment     (26.2)
Foreign currency exch. gain        6.9
Interest & other expense          (0.7)
                                ------
Loss before income taxes         (46.9)
                                ======

TOTAL ASSETS
------------
 Sept. 30, 2000                  431.3     118.2       63.3      67.9        62.6       29.0       90.3
                                ======    ======     ======    ======      ======     ======     ======
 Dec. 31, 1999 (as restated)     568.5     118.1       78.4      76.1        54.3       36.0      205.6
                                ======    ======     ======    ======      ======     ======     ======

                         BATTLE MOUNTAIN GOLD COMPANY
                    SUPPLEMENTAL INFORMATION - (UNAUDITED) (1)
            (Data reflects BMG attributable interests, except as noted)
                               (Ounces in thousands)

                                                           Three months ended       Nine months ended
                                                              September 30             September 30
                                                           ------------------       -----------------
                                                            2000         1999        2000        1999
                                                           -----        -----       -----       -----
GOLDEN GIANT
    Gold ounces recovered                                     82           94         255         258
    Silver ounces recovered                                    6            9          18          16
-------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                  $ 145        $ 126       $ 148       $ 147
    Depreciation, depletion and amortization                  67           64          66          65
    Reclamation and mine closure costs                         6            3           6           3
                                                           -----        -----       -----       -----
    Total production costs                                 $ 218        $ 193       $ 220       $ 215
-------------------------------------------------------------------------------------------------------
KORI KOLLO (88% Interest)
    Gold ounces recovered                                     63           61         181         187
    Silver ounces recovered                                  155          150         453         516
-------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced (2)
    Cash production costs                                  $ 191        $ 196       $ 203       $ 191
    Depreciation, depletion and amortization                  84           92          88          89
    Reclamation and mine closure costs                         7           11           6          11
                                                           -----        -----       -----       -----
    Total production costs                                 $ 282        $ 299       $ 297       $ 291
-------------------------------------------------------------------------------------------------------
HOLLOWAY (84.65% Interest)
    Gold ounces recovered                                     20           28          64          71
-------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                  $ 223        $ 162       $ 216       $ 188
    Depreciation, depletion and amortization                 134          130         134         131
    Reclamation and mine closure costs                         3            2           3           2
                                                           -----        -----       -----       -----
    Total production costs                                 $ 360        $ 294       $ 353       $ 321
-------------------------------------------------------------------------------------------------------
VERA/NANCY (50% Interest)
    Gold ounces recovered                                     26           15          86          45
    Silver ounces recovered                                   20           11          65          35
-------------------------------------------------------------------------------------------------------
  Cost per Gold Ounce Produced
    Cash production costs                                  $ 108        $ 112       $ 101       $ 116
    Depreciation, depletion and amortization                  32           39          40          36
    Reclamation and mine closure costs                         2            2           2           1
                                                           -----        -----       -----       -----
    Total production costs                                 $ 142        $ 153       $ 143       $ 153
-------------------------------------------------------------------------------------------------------

=======================================================================================================
AGGREGATE DATA
    Gold ounces recovered                                    191          198         586         561
    Average price per gold ounce realized                  $ 283        $ 262       $ 287       $ 272
    Silver ounces recovered                                  181          170         536         567
    Average price per silver ounce realized                $4.83        $5.26       $4.79       $5.20
-------------------------------------------------------------------------------------------------------
  Weighted Average Cost per Gold Ounce Produced
    Cash production costs                                  $ 164        $ 152       $ 166       $ 164
    Depreciation, depletion and amortization                  73           80          76          79
    Reclamation and mine closure costs                         6            5           5           6
                                                           -----        -----       -----       -----
    Total production costs                                 $ 243        $ 237       $ 247       $ 249
=======================================================================================================

                          BATTLE MOUNTAIN GOLD COMPANY
                   SUPPLEMENTAL INFORMATION - (UNAUDITED) (1)
           (Data reflects BMG attributable interests, except as noted)
                              (Ounces in thousands)

                                            Three months ended         Nine months ended
                                              September 30                 September 30
                                           --------------------        -----------------
                                            2000           1999        2000        1999
                                            ----           ----        ----        ----
AGGREGATE DATA (cont.)
   Gold ounces recovered - 100%              200            207         611         587
   Gold ounces sold - 100%                   199            205         614         585
   Gold ounces sold - BMG share              190            195         589         558
------------------------------------------------------------------------------------------

   Silver ounces recovered - 100%            202            190         598         637
   Silver ounces sold - 100%                 202            184         597         631
   Silver ounces sold - BMG share            180            165         535         562
==========================================================================================

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Battle Mountain's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 1999 and the unaudited condensed consolidated financial statements and notes preceding this discussion.

         MERGER ANNOUNCEMENT. On June 21, 2000, Battle Mountain and Newmont Mining Corporation entered into a merger agreement under which Battle Mountain will become a wholly owned subsidiary of Newmont Mining subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Under the agreement, each of Battle Mountain's 133.3 million shares of common stock and Battle Mountain Canada Ltd.'s 96.6 million exchangeable shares will be exchanged for the right to receive 0.105 shares of Newmont common stock. In addition, each of Battle Mountain's 2.3 million shares of convertible preferred stock will be exchanged for one share of Newmont convertible preferred stock having substantially identical terms and conditions. It is expected that the transaction will be accounted for as a pooling of interests and will be completed around the end of the fourth quarter of 2000, following regulatory approvals and approval by Battle Mountain and Battle Mountain Canada shareholders. Noranda Inc., a 28% shareholder of Battle Mountain, has agreed to vote in favor of the merger. Battle Mountain incurred $0.7 million of merger-related expenses in the second quarter of 2000 and $1.7 million in the third quarter of 2000.

OVERVIEW

         Reclamation and remediation charges related to the San Luis property and foreign currency exchange losses, partially offset by higher gold prices, lower exploration and lower general and administrative expenses resulted in net losses of $16.2 million for the third quarter of 2000 and $28.9 million for the nine month period of 2000. Cash flows from operations increased to $52.2 million for the first nine months compared with $30.6 million for the same period in 1999. Cash and cash equivalents decreased $56.3 million, primarily due to the effects of the merger of Niugini Mining and Lihir, capital expenditures and debt payments, partially offset by lower accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Battle Mountain generated cash flows of $52.2 million from operating activities during the nine months ended September 30, 2000 compared with $30.6 million for the same period in 1999. The increase was primarily the result of higher production and improved gold prices.

         INVESTING ACTIVITIES. Capital expenditures totaled $34.8 million in the nine months in 2000 compared with $37.3 million in the nine month period in 1999. Battle Mountain currently expects to invest $40 million to $45 million on capital expenditures in 2000.

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

         In March 1999, an $11.0 million liquidating dividend was paid to Crown Butte Resources Ltd. minority shareholders. Battle Mountain Canada sold, at book value, its investment in First Toronto Investments Limited for $10.2 million in the third quarter of 1999.

         FINANCING ACTIVITIES. Battle Mountain made $15.1 million of debt payments in the first nine months of 2000 compared with $45.7 million of debt and short-term borrowing repayments in the same period of 1999. During the first nine months of 2000, Battle Mountain made $12.0 million of early debt payments to the Canadian Imperial Bank of Commerce because the market value of the Lihir shares held by Battle Mountain declined to less than the level required by the loan agreement, and also made $0.5 million of early payments due to the sale by Battle Mountain Canada of a power line to a Canadian power company. In addition, subsequent to September 30, 2000 through the date of this report, Battle Mountain made another $2.0 million of early debt payments related to the market value of the Lihir shares and another $0.2 million payment related to the power line sale. Further declines in the market value of the shares of Lihir may result in additional principal repayments.

         Battle Mountain established a $10.0 million, variable interest rate-based credit facility with an Australian bank in July 2000. The credit facility, expiring May 10, 2001, contains various financial and operational covenants, which include the maintenance of various financial ratios, and restrictions on liens and dividend payments. No amounts were outstanding under this credit facility at September 30, 2000.

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

         CONCLUSION. Assuming that the merger between Battle Mountain and Newmont is completed around the end of the fourth quarter of 2000 as expected, Battle Mountain believes that its pre-merger cash requirements will be funded through a combination of current cash, future cash flows from operations, short-term lines of credit, monetization of derivative financial instruments and/or contributions from Newmont. If the merger is delayed or does not close, Battle Mountain believes that its cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales, short-term lines of credit, and/or monetization of derivative financial instruments. In order to continue the development of Battle Mountain's current and future mining projects, including the Phoenix project, significant additional capital will be required in the foreseeable future. Without the merger with Newmont, Battle Mountain's ability to raise capital is highly dependent upon the commercial viability of its projects and the availability of new capital, which in turn is dependent upon the price of gold. Because of continued low gold prices and their effect on Battle Mountain's financial condition, our short-term liquidity and ability to raise additional capital for long-term development projects may be impaired in the absence of the merger with Newmont. In this case, management will defer planned capital and exploration expenditures as needed to conserve cash and defer capital projects, including the Phoenix project, until funds are obtained for their development.

RESULTS OF OPERATIONS

         Battle Mountain recorded net losses to common shares of $16.2 million ($.07 per share) for the three month period ended September 30, 2000 and $28.9 million ($.13 per share) for the nine month period then ended. This compares with net losses to common shares of $20.0 million ($.09 per share) and $51.7 million ($.22 per share) during the same periods in 1999. Higher gold prices and production in 2000 were partially offset by merger related expenses and foreign currency exchange losses in 2000, as compared to foreign currency exchange gains in the 1999 periods. Results in 1999 also included $23.4 million of impairment charges to the investment in Lihir. Environmental remediation charges related to the San Luis property were recorded in the third quarters totaling $5.6 million in 2000 and $9.5 million in 1999.

                                                        Three months ended       Nine months ended
                                                           September 30             September 30
                                                        ------------------       -----------------
                                                           2000    1999             2000     1999
                                                          -----   -----            -----    -----
     Gold ounces sold - 100%, THOUSANDS                     199     205              614      585
     Average gold revenue realized per ounce              $ 283   $ 262             $ 287   $ 272
     Average London PM gold fix per ounce                 $ 277   $ 259             $ 282   $ 273


         Sales increased $2.8 million (5%) in the three month period ended September 30, 2000 compared with the same period in 1999 and $17.3 million (11%) in the nine month period in 2000 compared with the same period in 1999. These increases were primarily a result of higher gold prices. Higher production at Vera/Nancy during the three and nine month periods in 2000, attributable to higher throughput, also contributed to the increases. The average realized price of gold increased in 2000 as a result of higher spot gold prices and gains on hedging contracts.

                                                           Three months ended           Nine months ended
                                                              September 30                 September 30
AGGREGATE ATTRIBUTABLE PRODUCTION COSTS                    ------------------           -----------------
PER OUNCE OF GOLD PRODUCED                                   2000     1999               2000      1999
--------------------------                                   ----     ----               ----      ----
Direct mining costs                                          $ 164    $ 152             $ 165     $ 164
Third party smelting, refining and transportation costs          1        2                 1         2
By-product credits included in sales                            (5)      (4)               (4)       (5)
                                                             -----    -----             -----     -----
    Cash operating costs                                       160      150               162       161
Royalties                                                        4        2                 4         3
                                                             -----    -----             -----     -----
    Total cash costs                                           164      152               166       164
Depreciation, depletion and amortization                        73       80                76        79
Reclamation and mine closure costs                               6        5                 5         6
                                                             -----    -----             -----     -----
    Total production costs                                   $ 243    $ 237             $ 247     $ 249
                                                             =====    =====             =====     =====



RECONCILIATION OF AGGREGATE ATTRIBUTABLE CASH COSTS
PER OUNCE TO CONSOLIDATED FINANCIAL STATEMENTS             Three months ended           Nine months ended
                                                              September 30                 September 30
                                                           ------------------           -----------------
MILLIONS, EXCEPT OUNCES PRODUCED AND PER OUNCE AMOUNTS       2000     1999               2000       1999
-----------------------------------------------              -----    -----             ------     ------
Production costs per financial statements                    $37.0    $35.8             $112.6     $107.4
Minority interest portion of production costs                 (1.8)    (1.7)              (5.3)      (5.2)
By-product credits included in sales                          (0.9)    (0.8)              (2.6)      (2.9)
Reclamation and mine closure costs                            (2.2)    (1.2)              (4.2)      (3.5)
Inventory change and other                                    (0.8)    (2.1)              (3.4)      (3.6)
                                                             -----    -----             ------     ------
Production costs for per ounce calculation purposes          $31.3    $30.0             $ 97.1     $ 92.2
                                                             =====    =====             ======     ======

Gold ounces produced, THOUSANDS                                191      198                586        561
                                                             =====    =====             ======     ======
Total cash costs per gold ounce produced                     $ 164    $ 152             $  166     $  164
                                                             =====    =====             ======     ======

Royalties paid to the Bolivian government for the Kori Kollo mine are treated as income tax for per ounce cost calculations and are therefore not included in these cost calculations.

         Excluding the $1.1 million reclamation charge recorded in the third quarter of 2000 related to the San Luis property, total production costs remained constant in the third quarter of 2000 compared with 1999. Total production costs increased in the first nine months of 2000 compared with the same period last year, primarily the result of increased gold sales due to higher production, mainly at Vera/Nancy. Also contributing to this increase was the placing of Niugini Mining's San Cristobal mine on care and maintenance effective January 1, 1999, as San Cristobal's revenues were credited against its production costs, resulting in net credits to production costs of $0.3 million in the third quarter of 1999 and $1.6 million in the nine month period in 1999. Operations of San Cristobal are not included in Battle Mountain's results in 2000 due to the Niugini Mining and Lihir merger. Consolidated per ounce cash costs increased in the third quarter of 2000, primarily due to lower production at Golden Giant and Holloway.

         Depreciation, depletion and amortization ("DD&A") decreased during the third quarter of 2000, primarily as a result of lower production. DD&A remained fairly constant during the nine month periods in 2000 and 1999.

         Exploration, evaluation and other lease costs decreased in 2000 due to planned decreased expenditures. Effective January 1, 2000, expenditures at the Crown Jewel project are classified as exploration, evaluation and other lease costs.

         Environmental remediation charges of $9.5 million and $5.6 million were recorded in the third quarters of 1999 and 2000 based upon Battle Mountain's best estimates at those times of costs to address technical long-term water quality issues at the San Luis property. See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion.

         Battle Mountain incurred $0.7 million of merger-related expenses in the second quarter of 2000 and $1.7 million in the third quarter. General and administrative expenses decreased during the three and nine month periods in 2000 due to overall decreased expenditures, including the closure of the Toronto administrative office in late 1999.

         Interest expense remained constant as lower levels of average debt outstanding in the periods in 2000 were offset by higher average interest rates. Interest income decreased due to lower levels of cash invested.

         Equity in income and impairment of Lihir totaled $0.2 million for the third quarter of 1999 and equity in losses and impairment of Lihir totaled $26.2 million for the nine month period in 1999. Battle Mountain recorded impairment charges of $23.4 million in the first half of 1999 as a result of decreases in the market value of the Lihir shares then held by Niugini Mining. See Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 for discussion of the Niugini Mining and Lihir merger and the subsequent accounting treatment for changes in the value of the investment in Lihir.

         Net foreign currency exchange losses totaled $2.7 million in the third quarter of 2000 and $6.6 million in the first nine months of 2000, primarily on the U.S. dollar-denominated debt of foreign subsidiaries. This compared with net foreign currency exchange gains of $0.1 million and $6.9 million during the same periods in 1999. During the first nine months in 2000, the Australian dollar exchange rate fell 21% against the U.S. dollar and the Canadian dollar exchange rate fell 4%.

         Minority interest in net loss decreased $3.0 million during the nine month period in 2000 as a result of the minority interest portion of the impairment charges to the investment in Lihir described above.

         Battle Mountain's provision for income taxes was $0.1 million for the quarter ended September 30, 2000 and $1.1 million for the nine months of 2000. The increases in taxes compared with the 1999 periods result from Australian income taxes on earnings from the Vera/Nancy mine and increased earnings of Battle Mountain Canada. Mining income taxes decreased in 2000 compared with the same periods in 1999 due to a lower effective tax rate.

OTHER

         See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of material contingencies.

         Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000, and also by Accounting Standard No. 138. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion.

         The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financials Statements," in December 1999 which summarizes certain of its views in applying generally accepted accounting principles to revenue recognition in financial statements. Battle Mountain will implement the bulletin effective with its December 31, 2000 financial statements and believes that implementation of this bulletin will not have a material effect on consolidated results of operations, financial position or liquidity.

         Unless otherwise discussed below, information about market, foreign currency, interest rate and equity risks for the three month and nine month periods ended September 30, 2000 does not differ materially from that discussed under Item 7A of Battle Mountain's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 1999. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 for discussion of derivative financial instruments.

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

         Substantially all revenues generated during the first nine months of 2000 were from mining operations outside the United States, while assets attributable to those operations totaled approximately $278.4 million at September 30, 2000. As a result, Battle Mountain is exposed to risks normally associated with operations located outside the United States, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" in Item 2 for a discussion.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 20, 1999, the Colorado Department of Public Health and the Environment (the "Department of Public Health") issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. Battle Mountain filed an Answer to the Notice denying that such a violation had occurred. Battle Mountain negotiated a settlement with the Department of Public Health which resolved the violations alleged in the Notice of Violation. The terms of the settlement are set forth in a Settlement Agreement and Stipulated Order which has been executed by Battle Mountain and the Director of the Colorado Water Quality Control Division. Under applicable law, the Settlement Agreement became final upon final imposition of the terms of the Agreement by the Department of Public Health pursuant to an Order for Civil Penalty dated September 1, 2000 (the "Order"). Battle Mountain has made the $0.1 million civil penalty payment required by the order and received acknowledgement from the Department of Public Health that the matter was closed. The Order and the underlying settlement are the subject of a judicial appeal filed by project opponents in Colorado District Court for Costilla County. See Note 8 of Notes to Condensed Consolidated Financial Statements under Part I for further discussion.

         On June 22, 2000 and July 10, 2000, putative class action lawsuits, respectively KING V. BATTLE MOUNTAIN GOLD COMPANY, ET AL, and SCHARAN V. BATTLE MOUNTAIN GOLD COMPANY, ET AL, were commenced by different individual purported holders of Battle Mountain common stock against Battle Mountain and its directors and executive officers. The actions were brought on behalf of a putative class consisting of public shareholders of Battle Mountain that held their shares as of June 21, 2000. The complaints in the actions allege, among other things, that the consideration to be paid to holders of Battle Mountain common stock in the proposed merger between Battle Mountain and Newmont Mining Corporation is inadequate and unfair, and that the defendants agreed to the transaction in breach of their fiduciary duties to the public shareholders and in particular, that the defendants failed to adequately consider alternatives to the Newmont transaction. The actions were filed in the District Court of the State of Nevada in and for Clark County. The complaints seek, among other things, injunctive relief against the transaction and damages in an unspecified amount. The two complaints have now been consolidated, and the Court has granted Battle Mountain's motion to transfer the consolidated action to the District Court in and for Washoe County. Battle Mountain believes that the complaints are without merit.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11     Computations of Earnings (Loss) per Common Share

               27     Financial Data Schedule

               99.1 Credit Agreement dated as of July 11, 2000 among Battle Mountain, Battle Mountain (Australia) Inc. and Macquarie Inc.

               99.2 Amendment to Agreement for Consulting Services, effective January 1, 2000, between Battle Mountain and Karl E. Elers

          (b)  Reports on Form 8-K - none



                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BATTLE MOUNTAIN GOLD COMPANY

Date:  November 14, 2000                            /s/ Jeffrey L. Powers
                                            -----------------------------------
                                                      Jeffrey L. Powers

                                                Vice President and Controller
                                                   (Chief Accounting Officer)