Form 10-K/A
period 1999-12-31
BATTLE MOUNTAIN GOLD CO
filed 2000-11-22
CIK 771498

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                  Form 10-K/A
                               (Amendment No. 3)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
                                      or
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES     X   NO __
                                                       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $271 million as of April 30, 2000, based on the closing sales price of the registrant's common stock as reported on the New York Stock Exchange Composite Tape on such date. As of such date, the aggregate market value of the common stock and the Exchangeable Shares of the registrant's wholly-owned subsidiary, Battle Mountain Canada Ltd., together, held by non-affiliates was approximately $338 million. For purposes of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

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

================================================================================

                               TABLE OF CONTENTS
                               -----------------

PART I
     Items 1 and 2.  Business and Properties..................................................................................  1

     Item 3.   Legal Proceedings.............................................................................................. 30

     Item 4.   Submission of Matters to a Vote of Security Holders............................................................ 30

 PART II
     Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters.......................................... 32

     Item 6.   Selected Financial Data........................................................................................ 34

     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 35

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................................... 46

     Item 8.   Financial Statements and Supplementary Data.................................................................... 47

     Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................ 76

 PART III
     Item 10.  Directors and Executive Officers of the Registrant.............................................................118

     Item 11.  Executive Compensation.........................................................................................119

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................................125

     Item 13.  Certain Relationships and Related Transactions.................................................................126

 PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................127

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

Restatement
-----------

     After issuing Battle Mountain's 1999 financial statements and filing two amendments to the Form 10-K with the Securities and Exchange Commission (SEC), following extensive discussion with the SEC, management determined it was necessary to revise the financial statement presentation of Battle Mountain's cash and cash equivalents and its recorded equity in income of Lihir. Cash and cash equivalents were reclassified to remove gold bullion and bullion settlements from this line item and include them in accounts receivable to more appropriately present the nature of these items. Management also determined that the amounts of its recorded equity in income of Lihir had been incorrectly based on financial statements of Lihir that were not prepared in accordance with U.S. generally accepted accounting principles (GAAP), but rather, orginally were based on International accounting standards. The Company's equity in income of Lihir has been revised to reflect its equity on a U.S. GAAP basis. Also, a part of a review of the financial statements of Lihir by the SEC, Lihir's management determined that its U.S. GAAP reconciliation needed to be revised.

     For the purpose of this Form 10-K/A, Battle Mountain Gold has amended and restated in its entirety the 1999 Form 10-K/A filed on May 15, 2000. In order to preserve the nature and character of the disclosures as of March 23, 2000, the date on which the original 1999 Form 10-K was filed, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as required to reflect the effects of the restatement.

                                    PART I

Items 1 and 2.  Business and Properties
---------------------------------------

                    BUSINESS AND PROPERTIES OF THE COMPANY

Introduction
------------

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

     The Company's attributable gold production was 770,000 ounces in 1999 as compared with 889,000 ounces in 1998; however, our attributable gold production in 1998 included a total of 64,000 ounces attributable to the Company's interest in Lihir and San Cristobal mines. Our attributable percentage of mine production in the Lihir and San Cristobal mines is not included in the 770,000 ounces of gold produced in 1999 as the Company had made the decision to dispose
of its investment in Niugini Mining effective January 1, 1999.   See "-Niugini
Mining- Lihir Gold Limited".

     See Note 13 of Notes to Consolidated Financial Statements under Item 8 for information on the Company's revenues, operating income and assets by geographic segment.

Aggregate Operating Data
------------------------

     The following table provides aggregate operating data for all operating mines for 1999 and 1998. Although production from residual heap leaching continued throughout 1999, production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in 1999 as the Company had made the decision to dispose of its investment in Niugini Mining effective January 1, 1999.


                                                                            1999                        1998
                                                                 -------------------------     -------------------------
                                                                    Company                     Company
                                                                     Net/1/        100%/2/          Net/1/       100%/3/
Aggregate Operating Data                                         -------------     -------       --------       -------
------------------------
Gold production (000s oz)......................................       770            806            889          992
Gold sales (000s oz)...........................................       771            806            884          987
Average realized gold price per oz.............................      $278           $278           $303         $306
Silver production (000s oz)....................................       759            852          1,034        1,187
Silver sales (000s oz).........................................       759            853          1,032        1,186
Average realized silver price per oz...........................     $5.22          $5.22          $5.50        $5.50
Weighted average cost per gold ounce produced/4/:
   Cash production costs.......................................      $164           $165           $160         $166
   Depreciation, depletion and amortization....................        79             79             94           91
   Reclamation and mine closure costs..........................         8              8              5            5
                                                                    -----         ------         ------       ------
          Total operating costs................................      $251           $252           $259         $262
                                                                    =====         ======         ======       ======
---------------------------------------------------------------

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

Gold Price Volatility
---------------------

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


                                    1999   1998   1997   1996   1995
                                    ----   ----   ----   ----   ----
High...........................     $326   $313   $367   $415   $397
Low...........................      $253   $273   $283   $367   $374
Average..........................   $279   $294   $331   $388   $384

     The Company has implemented a limited number of hedges. See "-- Sales and Hedging Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Also see Note 15 of Notes to Consolidated Financial Statements under Item 8.

Operations, Costs and Reserve Data
----------------------------------

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

                      PRODUCTION, COSTS AND RESERVES DATA
                                   FOR GOLD


               MINE OR PROJECT                                          PRODUCTION AND COST DATA (1)
----------------------------------------------------------------------------------------------------------------------------
                     Attributable %                Gold ounces         Percent of                            Total
                      of mine                       recovered           total BMG        Cash production     operating
                      production          Year        (000s)           production          costs ($/oz)       costs
----------------------------------------------------------------------------------------------------------------------------

Golden Giant            100%              1999         356                  46                  145                215
                     -------------------------------------------------------------------------------------------------------
                                          1998         366                  42                  122                192
----------------------------------------------------------------------------------------------------------------------------
Kori Kollo               88%              1999         256                  33                  190                294
                     -------------------------------------------------------------------------------------------------------
                                          1998         295                  33                  165                303
----------------------------------------------------------------------------------------------------------------------------
Holloway              84.65%              1999          91                  12                   198               331
                     -------------------------------------------------------------------------------------------------------
                                          1998          80                   9                   216               332
----------------------------------------------------------------------------------------------------------------------------
Vera/Nancy               50%              1999          67                   9                   124               168
                     -------------------------------------------------------------------------------------------------------
                                          1998          47                   5                   135               168
----------------------------------------------------------------------------------------------------------------------------
Other (2)                                 1999
                     -------------------------------------------------------------------------------------------------------
                                          1998         101                  11                   253               356
----------------------------------------------------------------------------------------------------------------------------
Totals                                    1999         770                 100                   164               251
                     ----------------------------------------------------------------------------------------------------------
                                          1998         889                 100                   160               259
----------------------------------------------------------------------------------------------------------------------------



                 MINE OR PROJECT                                        PROVEN AND PROBABLE RESERVES DATA
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Metal-
                             Attributable                               Average         Contained    lurgical     Percent of
                              % of mine                  Reserves        grade           ounces      Recovery     total BMG
                              reserves       Year       (000s tons)     (oz/ton)         (000s)       factor (%)     reserves
------------------------------------------------------------------------------------------------------------------------------
Golden Giant                   100%           1999        6,157          0.281           1,725         96             17
                             -------------------------------------------------------------------------------------------------
                                              1998        7,647          0.278           2,130         96             23
------------------------------------------------------------------------------------------------------------------------------
Kori Kollo                      88%           1999       28,603          0.046           1,330         63             14
                             -------------------------------------------------------------------------------------------------
                                              1998       28,849          0.049           1,410         63             16
------------------------------------------------------------------------------------------------------------------------------
Holloway                     84.65%           1999        4,040          0.190             765         95              8
                             -------------------------------------------------------------------------------------------------
                                              1998        4,180          0.197             825         95              9
------------------------------------------------------------------------------------------------------------------------------
Battle Mountain                100%           1999      150,707          0.038           5,680         82             57
 Complex (3)                 -------------------------------------------------------------------------------------------------
                                              1998       81,737          0.043           3,515         85             39
------------------------------------------------------------------------------------------------------------------------------
Vera/Nancy                      50%           1999        1,151          0.382             440         96              4
                             -------------------------------------------------------------------------------------------------
                                              1998        1,021          0.394             400         96              4
------------------------------------------------------------------------------------------------------------------------------
Other (4)                                     1999
                             -------------------------------------------------------------------------------------------------
                                              1998                                         825                         9
------------------------------------------------------------------------------------------------------------------------------
Totals                                        1999                                       9,940                       100
                        ------------------------------------------------------------------------------------------------------
                                              1998                                       9,105                       100
------------------------------------------------------------------------------------------------------------------------------

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

(2) Includes the Reona, Lihir and San Cristobal mines. Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the Lihir and San Cristobal mines are not included in the table in 1999 as Battle Mountain had made the decision to dispose of its investment in Niugini Mining effective January 1, 1999. Battle Mountain's share of production from the San Cristobal and Lihir mines was 54,000 ounces in 1999.
(3) Includes the Phoenix project and assumes permitting and approvals of that project.

(4) No proven and probable reserves are attributed to the Crown Jewel project for 1999 due to an adverse ruling by an administrative tribunal relating to certain permits required for the project as proposed and uncertainties arising therefrom. Battle Mountain's share of proven and probable reserves from the Lihir mine totaled 7.7 million tons grading .11 oz/ton or 840,000 ounces at December 31, 1999.

                         PRODUCTION AND RESERVES DATA
                             FOR SILVER AND COPPER




                         MINE OR PROJECT                                 PRODUCTION DATA
---------------------------------------------------------------------------------------------
                                     Attributable
                                       % of mine                          Silver ounces
                                      production          Year          recovered (000s)
---------------------------------------------------------------------------------------------

Golden Giant                              100%            1999                  22
                                     --------------------------------------------------------
                                                          1998                  26
---------------------------------------------------------------------------------------------
Kori Kollo                                 88%            1999                 687
                                     --------------------------------------------------------
                                                          1998                 852
---------------------------------------------------------------------------------------------
Vera/Nancy                                 50%            1999                  50
                                     --------------------------------------------------------
                                                          1998                  40
---------------------------------------------------------------------------------------------
Other (1)                                                 1999
                                     --------------------------------------------------------
                                                          1998                 117
---------------------------------------------------------------------------------------------
Totals (2)                                                1999                 759
                                     --------------------------------------------------------
                                                          1998               1,035
---------------------------------------------------------------------------------------------



                         MINE OR PROJECT                                               RESERVES DATA
-----------------------------------------------------------------------------------------------------------------------

                                    Attributable
                                     % of mine                            Silver contained           Copper contained
                                      Reserves             Year            ounces (000s)              pounds (000s)
-----------------------------------------------------------------------------------------------------------------------
Kori Kollo                               88%               1999                6,850                       na
                                    -----------------------------------------------------------------------------------
                                                           1998                7,555                       na
-----------------------------------------------------------------------------------------------------------------------
Battle Mountain                         100%               1999               42,723                  426,728
 Complex (2)                       ------------------------------------------------------------------------------------
                                                           1998               22,605                  182,592
-----------------------------------------------------------------------------------------------------------------------
Vera/Nancy                               50%               1999                  377                       na
                                   ------------------------------------------------------------------------------------
                                                           1998                  400                       na
-----------------------------------------------------------------------------------------------------------------------
Other (3)                                                  1999
                                   ------------------------------------------------------------------------------------
                                                           1998                  420                       na
-----------------------------------------------------------------------------------------------------------------------
Totals                                                     1999               49,950                  426,728
                                   ------------------------------------------------------------------------------------
                                                           1998               30,980                  182,592
-----------------------------------------------------------------------------------------------------------------------


 (1) Includes the Reona and San Cristobal mines. Production data for the Reona mine at the Battle Mountain Complex is not presented for 1999 because it was placed on care and maintenance effective January 1, 1999. Data for the San Cristobal mine is not included in the table in 1999 as Battle Mountain had made the decision to dispose of its investment in Niugini Mining effective January 1, 1999. Battle Mountain's share of production from the San Cristobal mine was 18,000 ounces in 1999. There was no silver production from the Lihir mine in 1999.

 (2) Includes the Phoenix project and assumes permitting and approvals of that project.
 (3) No proven and probable reserves are attributed to the Crown Jewel project for 1999 due to an adverse ruling by an administrative tribunal relating to certain permits required for the project as proposed and uncertainties arising therefrom.

                              Map to be inserted
                              ------------------

                              Map to be inserted
                              ------------------




Certain Factors Affecting Reserves, Foreign Investments and Properties
----------------------------------------------------------------------

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

Offices
-------

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

Operating Mines
---------------

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

       Geology.  The Golden Giant ore body consists of a main zone and a lower
       -------
zone. The main ore zone has an indicated strike length of 500 meters at an azimuth of 115 (degrees), a dip to the northeast of 60 (degrees) to 70 (degrees) and an average thickness of about 20 meters. The gold mineralization occurs along the contact between metasedimentary and felsic metavolcanic rocks. The ore zone is pyrite-rich and occasionally barite-rich. The main zone is tabular in nature and is characterized by its regularity and consistent gold values. The main zone is cut by several diabase dykes. The gold occurs primarily as finely-disseminated native gold with minor quantities of silver in pyritiferous schists. The lower zone lies 30 to 80 meters stratigraphically below the main zone. It is similar to the main zone, is narrower and less continuous, and for the most part is below the lowest current mining level.

       Mining, Processing and Environmental Compliance.  The Golden Giant
       -----------------------------------------------
reserves are mined using underground mining methods. After being fed to an underground primary jaw crusher, ore is hoisted to the surface and conveyed to another crushing facility, a ball mill grinding circuit and finally a cyanide carbon-in-pulp circuit. The mine is subject to the environmental laws of Canada and the Province of Ontario. See "-- Environmental Matters -- Canada."

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

       Geology.  The project is in the Andean tectonic belt of western Bolivia
       -------
between the Cordillera Occidental and the Cordillera Real, and within an area of lacustrine deposits on the altiplano. Deformed Paleozoic sediments and a Tertiary volcanic sequence underlie the lacustrine deposits. Locally these rocks form topographic highs, reflecting block-faulting. Irregular masses of biotite-hornblende dacite porphyry intrude the Paleozoic sediments. The deposit is contained within two varieties of dacite porphyry intrusions. Both varieties of dacite have been pervasively quartz-sericite altered throughout the deposit. The most important structural controls of mineralization are fault systems which trend in two directions and contain auriferous sulfide veins and veinlets. Some veins contain minor quantities of stibnite, tetrahedrite, galena, sphalerite and realgar.

       Mining, Processing and Environmental Compliance.  Inti Raymi utilizes
       -----------------------------------------------
conventional open pit mining methods at Kori Kollo. Ore from the Kori Kollo mine is processed at the mill in a cyanide carbon-in-pulp circuit. The mill processes an average of approximately 21,000 tons of ore per day. The Kori Kollo operations are subject to Bolivian environmental laws and regulations. See "-- Environmental Matters -- Bolivia."

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

       Geology.  The various claim blocks contain a gold deposit called the
       -------
Lightning Zone. The Lightning Zone gold deposit occurs at the contact between altered mafic volcanic rocks and underlying ultramafic rocks. The deposit occurs adjacent to the Destor-Porcupine Fault Zone which runs east-west from Timmins, Ontario to Destor, Quebec, through Harker and Holloway Townships. The Destor-Porcupine Fault Zone is a regional structural feature which is closely associated with many gold deposits in the area. The deposit strikes east and west for 2,600 feet and dips an average 50 (degrees) to 70 (degrees) to the south.

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

       Mining, Processing and Environmental Compliance.  Battle Mountain Canada
       -----------------------------------------------
conducts its operations at Holloway using underground mining methods, and the ore is custom milled at two nearby operations. The mine is subject to Canadian and provincial environmental laws. See "-- Environmental Matters -- Canada."

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

       Geology.  The mines at the Battle Mountain Complex are located in the
       -------
Battle Mountain Range. The range consists of predominantly faulted and folded paleozoic rocks which have been locally intruded by plutonic masses. Marginal to and associated with the plutons, sulfide mineralization containing base and precious metals has formed locally. Economic concentrations of gold and silver are typically associated with carbonate sediments that have been converted to skarn through the process of contact metamorphism. Economic mineralization is also associated with faulting and shearing which formed contemporaneously with the intrusive events. Mill grade gold and silver mineralization has been mined from several areas within the district where strong sulfide mineralization was deposited. Natural weathering has altered areas of sulfide mineralization to form iron oxides and other secondary minerals that are generally favorable for heap leach recovery of precious metals.

       Mining, Processing and Environmental Compliance.  Battle Mountain
       -----------------------------------------------
conducted its operations at the Battle Mountain Complex utilizing conventional open pit mining methods. Reona was placed on care and maintenance effective January 1, 1999. The Battle Mountain Complex is subject to federal and state environmental laws and regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "-- Environmental Matters -- United States -- Battle Mountain Complex."

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

       Geology.  The Vera/Nancy ore body is located in rocks of paleozoic age in
       -------
the Drummond Basin. The host rocks are volcanic pyroclastic and lava rocks intermixed with sandstone and siltstone sedimentary rocks. The gold ores occur as quartz veins emplaced in steeply dipping fractures in the host rocks.

       Mining, Processing and Environmental Compliance.  Mining of the
       -----------------------------------------------
Vera/Nancy ore body utilizes underground methods. Ore from the Vera/Nancy deposit is transported by truck over a 1 mile road and processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit. The Pajingo Complex is subject to environmental laws and regulations including reclamation requirements under Queensland legislation. See "-- Environmental Matters -- Australia."

Reclamation Activities at Non-Operating Mines
---------------------------------------------

San Luis

       The San Luis property is located approximately three miles northeast of San Luis in southern Colorado. The mine was closed in November 1996, and all chemicals and chemical waste products have been removed from the site. Most required reclamation work has been completed. In 1999, the Colorado Department of Public Health and the Environment issued a Notice of Violation and Cease and Desist Order to Battle Mountain, alleging discharges at the San Luis mine to waters not permitted under the Colorado Water Quality Control Act. See "-- Environmental Matters --United States--San Luis." Battle Mountain accrued $9.5 million in the third quarter of 1999 to address long-term water-quality issues at the San Luis property. It is reasonably possible that this estimate may change in future reporting periods as further information becomes available.

       The total cost of the property and its associated plant and equipment was $55.4 million, with a net book value of $2.1 million at December 31, 1999.

       Mining, Processing and Environmental Compliance.  Mining operations at
       -----------------------------------------------
San Luis were conducted utilizing conventional open pit mining methods. Ore was processed at a mill in a carbon-in-pulp cyanide leach circuit. Closure and reclamation activities at San Luis are subject to federal and state environmental laws and regulations. See "-- Environmental Matters -- United States -- San Luis."

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

Development Projects
--------------------

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


Llallagua

     Battle Mountain conducted small scale benchmark tests in 1998 of a bio-oxidation heap leach process at the Llallagua sulfide resource near our 88%- owned Kori Kollo mine in Bolivia that consistently returned recoveries exceeding 70%. As a result, the Company initiated in the first quarter of 1999 a year-long 200,000 ton pilot plant test. The test is designed to determine the feasibility and economics of a full operation.

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

     The Crown Jewel Joint Venture Agreement grants Battle Mountain an option to earn from Crown Resources Corporation a 54% joint venture interest in the Crown Jewel project by constructing and equipping at its sole cost a mine and mill having a capacity of at least 3,000 tons per day and achieving commercial production therefrom. The Joint Venture provides that at such time as the joint venture may produce 1.6 million ounces of gold, our joint venture interest would be reduced to 51%. In 1998, the Company wrote off $40.3 million of the amount capitalized to reflect the fair value of the asset based upon the then current gold price environment and the cumulative cost of an unexpectedly long permitting process. At the end of 1999, the Company wrote off the remaining $35.9 million due to uncertainties surrounding the project.
See "-- Environmental Matters --United States." "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

       Certain permits have been obtained for the Crown Jewel project. However, additional permits and approvals would be required to commence operations. Furthermore, as previously set forth, the Washington Pollution Control Hearings Board has reversed the Reports of Examination for the water rights and vacated the 401 Certification which had previously been issued by the Washington Department of Ecology and are necessary for the project as proposed. See "-- Environmental Matters --United States." Additionally, a number of appeals with respect to the project have been filed by certain individuals and groups. See "--Environmental Matters --United States." There can be no assurance as to favorable outcome or timing with respect to the permits, required approvals or appeals and the Company is currently evaluating its options with respect to the project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of a $35.9 million non-cash write-off of the Crown Jewel assets.

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

Niugini Mining-Lihir Gold Limited
---------------------------------

       Battle Mountain Canada owned approximately 50.45% of Niugini Mining Limited, hereinafter referred to as "Niugini Mining", a Papua New Guinea company publicly traded on the Australian Stock Exchange. Niugini Mining in turn owned and operated the San Cristobal mine where gold continued to be recovered as a result of residual heap leaching and the Red Dome mine where reclamation activities were nearing completion. Niugini Mining also owned a 14.91% interest in Lihir Gold Limited, hereinafter referred to as "Lihir", which owns the Lihir mine in Papua New Guinea. The Lihir mine is located on the east coast of Lihir Island, 375 miles northeast of mainland Papua New Guinea. See "-- Certain Factors Affecting Reserves, Foreign Investments and Properties." At January 1, 1999 Battle Mountain had made the decision to dispose of its investment in Niugini Mining. On October 6, 1999 Niugini Mining and Lihir announced a plan to merge the two companies by way of a scheme of arrangement in accordance with the laws of Papua New Guinea. In anticipation of the completion of the transaction with Lihir, Niugini Mining sold its interests in the San Cristobal mine and the Red Dome mine. The merger with Lihir Gold was effective February 2, 2000, the result of which is that Battle Mountain Canada now owns a direct 9.74% equity interest in Lihir. Battle Mountain Canada has agreed not to sell its shares in Lihir Gold on market for a period of three months from February 2, 2000.

       Asset write-downs in 1999 related to the decrease in the value of Niugini Mining's investment in Lihir totaled $76.2 million ($46.8 million net of minority interest). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Exploration
-----------

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

Sales and Hedging Activities
----------------------------

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


       Hedging. The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar, interest rates, global or regional political or economic crises, demand for gold jewelry and industrial products, and sales by holders and producers of gold in response to these factors. During the third quarter of 1999, Battle Mountain modified its hedging policy. The purpose of this revised policy is to reduce exposure to fluctuating gold prices. Battle Mountain's strategy is to balance the assurance of cash flows with exposure to changes in the gold price. Battle Mountain's hedging policy limits the amount of hedges to 50% of the next five years planned production from operating mines. Prior to 1999 the Company did not engage in any significant gold hedging activities. The Company does not engage in trading hedging instruments for speculative purposes.

       At year-end 1999, the Company had hedged 450,000 ounces of gold, which is less than 15% of the next four years production and 5% of gold reserves. These hedges were at zero out of pocket cost and had no margin requirements. In 1999, 1998 and 1997 no contracts were either physically delivered into or financially settled as prior to the third quarter of 1999, the Company had no significant hedging activities.

Gold contracts outstanding at December 31, 1999 were as follows:

                                                                                         Total or
                                    2000           2001          2002          2003      Average
                                    ----           ----          ----          ----      -------
Written call options:
  Ounces                            87,500        87,500        87,500        87,500      350,000
  Average price per ounce             $349          $349          $349          $349         $349

Purchased put options:
  Ounces                            87,500        87,500        87,500        87,500      350,000
  Average price per ounce             $293          $293          $293          $293         $293

Flat Forwards:
  Ounces                            25,000        25,000        25,000        25,000      100,000
  Average price per ounce             $312          $312          $312          $312         $312

Forwards:
  Ounces                           198,000             -             -             -      198,000
  Average price per ounce             $279             -             -             -         $279

     Given higher, lower or current market prices, the Company will realize on average $312 per ounce on its flat forward contracts. Should the Company exercise all the puts it will realize on average $293 per ounce. If the counterparties exercise all the calls, the Company will sell the gold for $349. The estimated fair values of the purchased put options and written call options outstanding at December 31, 1999, were $3.2 million and $(3.5) million, respectively. The written call options and the purchased put options are two components of an integrated contract. The estimated fair value of the flat forwards outstanding at December 31, 1999 was $(0.5) million. The estimated fair value of the forwards outstanding at December 31, 1999 was $(2.8) million. The following table reflects the estimated fair market value of the existing contracts at December 31, 1999 given assumed changes in the spot selling price:

                        Purchased Puts      Written Calls         Flat Forwards           Forwards
                        --------------      -------------         -------------           --------
Spot Price plus 10%      $1.6 million       $(7.2) million       $(3.2) million        $(8.6) million
Spot Price less 10%      $6.7 million       $(1.7) million       $ 1.8 million         $ 2.3 million


    The forwards are part of the Company's overall financial planning.These contracts cover gold that was on deposit at a refinery or leased to third parties. All the contracts mature by March 31, 2000. Battle Mountain, at times, is a party to lease transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had outstanding lease contracts with Battle Mountain for 108,000 ounces of gold at December 31, 1999.

     The counterparties to hedged agreements may expose Battle Mountain to certain credit-related losses in the event of nonperformance, generally by the amount by which the contract price exceeds the spot price of a commodity. Attempts to minimize credit exposure are made by limiting counterparties to major financial institutions that meet specific credit rating standards. Collateral is not required from counterparties. Management believes that the risk of incurring significant credit-related losses is remote.


Lihir


     Lihir may and has sought to mitigate gold price risk, in part, through hedging strategies. The policy of Lihir is to seek where appropriate to protect operating costs and debt servicing through hedging activities. This may include periodic purchases or sales of put or call options, spot deferred sales, and forward sales covering a portion of its gold production at fixed future prices. Lihir intends to regularly evaluate the portion of its production that will be hedged. Lihir does not engage in speculative transactions and does not intend to trade hedged positions.

     In order to prevent a fall in gold prices from affecting Lihir's ability to make loan payments, the Loan Agreement requires that Lihir hedge a portion of its anticipated gold production. It is a condition of borrowings under the Loan Agreement thereunder that Lihir has entered into hedging transactions which ensure that for each of the first 20 fiscal quarters of production it will receive a specified aggregate minimum dollar amount of revenues from sales of gold during each quarter from a specified maximum amount of the gold produced during the quarter. The hedging program required under the terms of the loan agreement was put in place during 1996, primarily in the form of put options. It also included forward sales with associated call options. The total cost of this hedging program was $20.5 million, which was paid in 1996.

     Lihir may engage in further hedging transactions in addition to those required under the Loan Agreement up to a combined maximum of 100% of projected production for each year. For this purpose it is assumed that the spot deferred forwards will be rolled forward for delivery in the following year with the agreement of the counterparty to the extent necessary to meet this objective. The intended effect of hedging transactions would be to lock in a minimum sales price at the time of the transactions, thereby reducing the impact on Lihir of a future fall in gold prices. However, no assurances can be given as to whether, when or at what prices or cost Lihir will be able to enter into hedging transactions. It should also be noted that the effect of some hedging transactions will be to eliminate or limit to some extent revenues Lihir would otherwise receive as a result of rises in the price of gold. A forward sale, for example, would mean Lihir would not realize any additional revenues above the gold price specified in the contract. Other hedging techniques can be used to enable Lihir to share in some portion of rises in gold prices. Lihir's profitability could be adversely affected if for any reason its production of gold is unexpectedly interrupted and as a result it is unable to produce sufficient gold to cover any forward sales commitments it may have made. At year end 1999 Lihir had hedged 2,285,000 ounces of gold, which represents 81% of the next five years scheduled production and 20% of reserves. The Company does not enter into hedging transactions that have provisions for margin calls.

The following tables summarize the hedging program as at December 31, 1999:

                                                                                                       Beyond       Total or
                                   2000             2001        2002         2003         2004          2004        Average
                                   ----             ----        ----         ----         ----          ----        -------
Written Call Options:
  Ounces                           128,738        51,375        50,137            -        40,000      160,000     430,250
  Average price per ounce             $390          $516          $530            -          $385         $385        $419

Purchased Put Options:
  Ounces                           261,213       154,125       150,413            -        40,000      160,000     765,751
  Average price per ounce             $408          $466          $480            -          $335         $335        $415

Purchased Call Options:
  Ounces                           107,478       102,755       100,273            -             -            -     310,506
  Average price per ounce             $521          $535          $549            -             -            -        $535

Fixed Rate Forwards:
  Ounces                            53,740        51,380        50,136            -             -            -     155,256
  Average price per ounce             $453          $466          $480            -             -            -        $466

Spot Deferred Forwards:
  Ounces                         1,364,326             -             -            -             -            -   1,364,326
  Average price per ounce             $287             -             -            -             -            -        $287


      For put options bought by Lihir, the option would be exercised when the prevailing spot price at the exercise date is below the put option strike price. For call options bought by Lihir, the option would be exercised and the resulting ounces sold at the prevailing spot price only if the spot price were to be greater than the call strike price. For call options sold by Lihir, Lihir will be obliged to deliver gold at the strike price if required to do so by the counterparty. This is only likely to occur if the spot price is greater than the call strike price. In the case of Fixed Rate Forwards, Lihir is obliged to sell the relevant number of ounces at the specified strike price on the value date, and the Revenue shown above is that which will actually be received. For spot deferred forwards, the Company has the option to roll the contract forward to a later delivery, assuming the counterparty allows it, at the price on the original maturity date of the contract plus future contango with no additional cash outlay.

      Since the end of 1999 approximately 760,000 ounces of spot deferred sales have been restructured into forward contracts. The profile at the end of 1999, revised to reflect this change was:

                                                                                                      Beyond       Total or
                                   2000          2001          2002         2003           2004        2004        Average
                                   ----          ----          ----         ----           ----       ------       --------
Fixed Rate Forwards:
  Ounces                          243,740       351,380       329,611          -              -            -       924,731
  Average price per ounce            $321          $320          $343          -              -            -          $328

Spot Deferred Forwards:


  Ounces                       594,850             -             -            -            -            -       594,850
  Average price per ounce         $297             -             -            -            -            -      $    297


     The written call options are components of integrated contracts in combination with purchased call options and/or purchased put options. The estimated fair value of the hedge program at December 31, 1999 was $85.9 million. The following table reflects the estimated fair market value of the existing contracts at December 31, 1999 given assumed changes in the spot selling price:


                           Written        Purchased       Purchased       Fixed Rate         Spot           Total
                            Calls            Puts           Calls          Forwards       Deferreds         -----
Spot price plus 10%     $(10.1)million   $58 million     $.1 million    $25.3 million   $(49.7)million  $23.6 million
Spot price              $(5.9) million  $72.5 million        $0         $31.4 million   $(11) million     $87 million
Spot price minus 10%    $(3.1) million   $88 million         $0         $37.4 million   $25.8 million   $148.1 million


Property Interests
------------------

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

Australia

     The High Court of Australia recognized "native title" in relation to land for the first time in 1992 in Mabo v. Queensland. Native title is the name for
                              ------------------
the bundle of rights held by an Aboriginal group to use land in accordance with their traditional laws and customs for traditional purposes, such as subsistence or ceremonial worship. Native title will survive in respect of portions of land where the traditional landholders have maintained an ongoing connection with this land, and there has been no inconsistent grant of tenure made by the Government. Native title may co-exist with other titles such as mining leases or pastoral leases; however, where the rights of the native titleholders and the lessee cannot practically co-exist, native title is extinguished to the extent of the inconsistency.

     Federal and state governments have formulated a complementary legislative response to the recognition of native title.

     The Federal Government's Native Title Act 1993 (as amended): (1) recognizes
                              ----------------
native title rights and sets down some basic principles in relation to native title in Australia; (2) provides for the validation of titles that may be invalid because of the existence of native title, and confirms the extinguishment of native title in some circumstances; (3) provides a regime in which native title rights are protected and conditions imposed on future acts affecting native title land and waters, and grants procedural and compensation rights in such circumstances; and (4) provides a process by which claims for native title and compensation can be determined.

     The Company's exploration and mining property in Australia is located in Queensland. Much of this land is Crown land held under pastoral leases by third parties. The Company holds its interest in the lands under mining leases, authorities to prospect and exploration licenses. The Vera/Nancy mine and associated operating facilities are on lands held pursuant to mining leases in the State of Queensland. The Company believes that the existence of native title will not have a materially adverse effect on the Company's Vera/Nancy mine or on the Company's exploration properties in Australia. However, the Native
                                                                       ------
Title Act 1993 will mean that the Company may have to negotiate with native
---------
titleholders (including with respect to compensation) prior to the grant of future mining titles.

Environmental Matters
---------------------

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

United States

     General.  The Company is required to obtain a full range of environmental
     -------
permits and approvals to develop properties and to maintain such permits and approvals for ongoing operations, reclamation, closure, and post-closure activities. There can be no assurance as to whether or when all requisite permits and approvals may be obtained or maintained for any given project. Existing and possible future legislation and regulations, or changes in interpretation or enforcement thereof, could cause additional expense, capital expenditures, restrictions and delays in the development, operation and closure of the Company's properties, the extent and consequences of which cannot be predicted by management of the Company. The Company expects environmental constraints to become increasingly strict and that the cost of compliance will continue to grow. In the context of environmental permitting, the Company must comply with standards and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with either obtaining required permits and approvals or compliance with applicable standards and regulations could become such that the Company would not proceed with the development or operation of a mine. Such outcomes could have material adverse financial effects on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Various laws require that financial assurances be in place for certain environmental and reclamation obligations and potential liabilities. Battle Mountain Gold has in place certain environmental and reclamation financial assurances and will be required to put additional financial assurances in place in the future. There can be no guarantee that the Company will be able to maintain and/or put in place the necessary assurances. This could cause the Company to not proceed with the development or operation of a mine and could have material adverse financial effects on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     Laws and Regulations.  We are subject to federal, state and local laws and
     --------------------
regulations relating to the protection of the environment. At the federal level, these laws include, among others, the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act ("CWA"), the Clean Air Act ("CAA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the National Environmental Policy Act of 1969 ("NEPA"), the Water Pollution Control Act ("WPCA"), the Toxic Substance Control Act ("TSCA"), and the Endangered Species Act of 1973 ("ESA").

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

     Battle Mountain Complex.  Battle Mountain has been issued two water
     -----------------------
pollution control permits for the Battle Mountain Complex project facilities by the Nevada Division of Environmental Protection. One permit covers the activities of the Surprise Heap Leach operations and the second covers the remaining facilities at the Complex. The second permit was amended in 1994 to include the Reona operations. The Battle Mountain Complex also has been included in a stormwater discharge general permit issued by the State of Nevada.

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

     Crown Jewel Project.  The State of Washington, site of the proposed Crown
     -------------------
Jewel mine, has a comprehensive regulatory regime controlling the development and operation of new mining operations. Numerous environmental permits and approvals must be obtained from federal, state and local agencies before a mine
can be put into operation in Washington.   Certain permits have been obtained
for the Crown Jewel project. However, additional permits and approvals would be required to commence operations. Furthermore, the Washington Pollution Control Hearings Board has reversed the Reports of Examination for the water rights and vacated the 401 Certification which had previously been issued by the Washington Department of Ecology and are necessary for the project as proposed. Additionally, a number of appeals with respect to the project have been filed by certain individuals and groups. Battle Mountain has in place certain environmental and reclamation financial assurances related to the Crown Jewel project and it is anticipated that additional financial assurances would be required to commence construction. There can be no guarantee that the Company would be able to maintain and/or put in place the necessary assurances. There can be no assurance of favorable outcome or timing with respect to permits, required approvals or appeals and the Company is currently evaluating its options with respect to the project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of a $35.9 million non-cash write-off of the Crown Jewel assets.

     San Luis.  The San Luis mine ceased operations in November 1996, and
     ---------
subsequent site activities have addressed closure and reclamation requirements. The mine and associated gold production facilities were decommissioned and all chemicals and chemical waste products were removed from the site and managed in accordance with applicable regulations. A substantial portion of the reclamation earth work has been completed including partial backfilling of the west pit, regrading and topsoiling of waste rock facilities and a portion of the tailings disposal area. Revegetation work has been undertaken on all regraded and topsoiled areas. The remaining reclamation work will include the mill area, one waste rock disposal facility and certain on-site roadways. In addition, the remainder of the tailings area will require regrading, topsoiling and revegetation along with the construction of the final drainage features and spillway. In the course of implementing the approved reclamation plan, the Company voluntarily partially backfilled the San Luis West Pit. As water percolates through the oxidized backfilled rock, the water contacts and solubilizes certain naturally occurring oxidation by-products which have been identified at elevated levels at monitoring sites located within and downgradient of the West Pit. An Independent Ecological Risk Assessment has been conducted which indicates that the elevated levels of these constituents do not pose a risk to human health or the environment.

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

Taxes
-----

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

Insurance
---------

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

      The Company is not insured against most environmental risks. Insurance against most environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry at acceptable premium levels. We periodically evaluate the cost and coverage of the insurance against certain environmental risks that is available to determine if it would be appropriate to obtain such insurance. Without such insurance, if the Company becomes subject to environmental liabilities, then the payment of such environmental liabilities would reduce the funds available to the Company. Should we be unable to fully fund the remedial cost of an environmental problem, the Company might be required to enter into interim compliance measures pending completion of the required remedy. Furthermore, if we were to become subject to significant environmental liabilities, the results could have a material adverse effect on the results of operations, cash flows and financial condition of the Company.

Employees
---------

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

Competition
-----------

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

Explanatory Note Regarding Exchange Rates
-----------------------------------------

      In this report, references to "dollar," "US$" and "$" are to United States dollars. References to "A$" are to Australian dollars and references to "C$" are to Canadian dollars.

      On March 8, 2000, the foreign exchange spot purchase rates for U.S. dollars, as quoted in the Wall Street Journal, were A$1.00 equals US$0.6095 and C$1.00 equals US$0.6868.

Glossary of Mining Terms
------------------------

      carbon-in-leach--milling process for the recovery of gold from slurried ore in a dilute sodium cyanide solution, whereby the gold is dissolved and adsorbed onto coarse carbon particles.

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


Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant
------------------------------------

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


                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

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



1999                                                             High                   Low
                                                               --------               -------
First Quarter                                                  $ 4 11/16              $ 2 5/8
Second Quarter                                                 $ 3 3/8                $ 2 3/16
Third Quarter                                                  $ 3 5/8                $ 1 3/4
Fourth Quarter                                                 $ 3 13/16              $ 2 1/16

1998                                                             High                   Low
                                                               --------              --------
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

Description of Exchangeable Shares of Battle Mountain Canada Ltd.
-----------------------------------------------------------------

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

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes thereto in Item 8.

                                                                    Years Ended December 31
Millions, except per share amounts              1999 (1,6)    1998 (2,6)      1997 (3)     1996 (4)       1995
----------------------------------             ------------  -------------  ------------  -----------  ----------
                                              (as restated)  (as restated)

Income Statement:
Sales                                            $     228      $     277       $   345      $   424       $  401
                                                 =========      =========       =======      =======       ======

Operating income (loss)                          $     (63)     $    (110)      $    (3)     $   (43)      $   44
                                                 =========      =========       =======      =======       ======

Income (loss) before cumulative effect of
 accounting change                               $    (119)     $    (241)      $    (5)     $   (74)      $   30

Cumulative effect of accounting change, net              -              -            (4)           -            -
 (5)                                             ---------      ---------       -------      -------       ------
Net income (loss)                                     (119)          (241)           (9)         (74)          30
Preferred dividends                                      8              8             8            8            8
                                                 ---------      ---------       -------      -------       ------
Net income (loss) to common shares               $    (127)     $    (249)      $   (17)     $   (82)      $   22
                                                 =========      =========       =======      =======       ======

Per common share
     Earnings (loss) - basic and diluted             $(.55)     $   (1.08)      $  (.07)     $  (.36)      $  .10
                                                 =========      =========       =======      =======       ======
     Cash dividends                              $    -         $     .05        $  .05      $   .07       $  .08
                                                 =========      =========       =======      =======       ======


                                                                          December 31
                                                   1999 (6)       1998 (6)         1997         1996         1995
                                                 ---------      ---------       -------      -------       ------
Balance Sheet:
Total assets                                     $     569      $     787       $ 1,093      $ 1,037       $1,142
                                                 =========      =========       =======      =======       ======

Long-term debt, less current maturities          $     177      $     204       $   241      $   139       $  169
                                                 =========      =========       =======      =======       ======

Shareholders' equity                             $     119      $     248       $   506      $   538       $  629
                                                 =========      =========       =======      =======       ======


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

Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

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

     After issuing Battle Mountain's 1999 financial statements and filing two amendments to the Form 10-K with the Securities and Exchange Commission (SEC), following extensive discussion with the SEC, management determined it was necessary to revise the financial statements presentation of Battle Mountain's cash and cash equivalents and its recorded equity in income of Lihir. Cash and cash equivalents were reclassified to remove gold bullion and bullion settlements from this line item and include then in accounts receivables to more appropriately present the nature of these items. Management also determined that the amounts of its recorded equity in income of Lihir had been incorrectly based on financial statements of Lihir that were not prepared in accordance with U.S. generally accepted accounting principles (GAAP), but rather, originally were based on International accounting standards. The Company's equity in income of Lihir has been revised to reflect its equity on a U.S. GAAP basis. Also, a part of a review of the financial statements of Lihir by the SEC, Lihir's management determined that its U.S. GAAP reconciliation needed to be revised.

Overview

     Lower gold prices and fewer ounces of attributable gold production decreased cash flows from operating activities compared with 1998. A $76.2 million impairment loss ($46.8 million after minority interest) related to the market value of the investment in Lihir, a $35.9 million non-cash write-off of the Crown Jewel project and a $9.5 million environmental remediation charge contributed significantly to a $126.9 million, or $0.55 per share, net loss to common shares. This compares with a $248.1 million, or $1.08 per share, net loss in 1998 and a $16.9 million, or $.07 per share, net loss in 1997.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1999 totaled $67.5 million consisting of $ 8.3 million of cash in banks and $59.2 million of short-term investments. Niugini Mining held $54.7 million of the $67.5 million at December 31, 1999. An additional $40.0 million was held by Battle Mountain Gold Company for a loan facility and classified as restricted cash. Cash and cash equivalents totaled $156.9 million at December 31, 1998 consisting of $2.3 million of cash in banks and $154.6 million of short term investments. Niugini Mining held $49.6 million of the $156.9 million at December 31, 1998.

Operating Activities

     Cash flows of $49.3 million, $77.7 million and $55.0 million were generated from operating activities in 1999, 1998 and 1997, respectively. Lower gold prices and production and higher tax payments, partially offset by lower exploration and production costs, decreased cash flows in 1999. The increase in cash flows in 1998 compared with 1997 was primarily the result of higher production, lower operating costs and decreased accounts receivable.

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

     Cash used in investing activities totaled $24.5 million in 1998 compared with $63.0 million in 1997. Capital expenditures were $46.5 million in 1998 compared with $62.4 million in 1997. Approximately $8.7 million was invested in 1998 at Golden Giant, $8.2 million on the Vera/Nancy mine, $8.2 million at Crown Jewel, $7.7 million at the Battle Mountain Complex, primarily on the Phoenix project, $3.6 million at Holloway and $3.3 million at Kori Kollo. In addition, in conjunction with contributions made by certain other equity investors of Lihir, in May 1998, Niugini Mining increased its investment in Lihir by $11.5 million and maintained a 17.15% interest. In addition, the sale of the New World project closed and cash proceeds, net of related disbursements, of $34.9 million were received.

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

     Battle Mountain has in place certain environmental and reclamation financial assurances related to the Battle Mountain Complex and it is anticipated that additional financial assurances will be required in the future. The State of Nevada notified Battle Mountain on May 25, 2000 that it no longer met the qualifications required to utilize corporate guarantees as a part of the required financial assurance for current permits. Arrangements have been made for Newmont Mining Corporation ("Newmont") to provide a guarantee acceptable to the state for Battle Mountain.

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

     Battle Mountain Canada has a C$5.0 million letter of credit line and a C$5.0 million operating credit line with a Canadian bank. At December 31, 1999, C$4.8 million was outstanding under the letter of credit line. Battle Mountain and Battle Mountain (Australia) Inc., a wholly owned subsidiary of Battle Mountain, entered into a $5 million promissory note with a bank on May 10, 2000. This promissory note required Battle Mountain and its subsidiary to, among other things, meet certain financial tests including: tangible net worth, debt to total assets, interest coverage and current ratio. This note was fully drawn by Battle Mountain at signing. On July 11, 2000, the promissory note was converted into a $10 million, 364-day revolving credit facility containing substantially the same terms.

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

Results of Operations



Segment Information

Millions                                                        1999              1998               1997
-------                                                        ------             ----               ----
Operating income (loss)
  Golden Giant                                                 $  20.1          $  38.3             $ 46.6
  Kori Kollo                                                      (8.8)           (58.7)               0.3
  Holloway                                                        (6.1)            (3.7)              (6.6)
  Battle Mountain  Complex                                         0.4            (12.1)              (2.2)
  Vera/Nancy                                                       7.3              6.2                1.9
  Corporate and other                                            (75.9)           (80.1)             (43.3)
                                                               -------           ------             ------
Total operating loss                                             (63.0)          (110.1)              (3.3)
Other expense, net                                               (49.0)          (116.7)             (13.1)
                                                               -------          -------             ------
Loss before income taxes                                       $(112.0)         $(226.8)            $(16.4)
                                                               =======          =======             ======

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


      Aggregate Attributable Production Costs per Ounce of Gold Produced

                                                                  1999          1998           1997
                                                                  ----          ----           ----
Direct mining costs                                               $ 166          $ 161          $ 200
Deferred stripping adjustments                                        -              1              -
Third party smelting, refining and transportation costs               2              2              5
By-product credits included in sales                                 (7)            (7)           (12)
                                                                  -----          -----          -----
 Cash operating costs                                               161            157            193
Royalties                                                             3              3              4
                                                                  -----          -----          -----
 Total cash costs                                                   164            160            197
Depreciation, depletion and amortization                             79             94             80
Reclamation and mine closure costs                                    8              5             14
                                                                  -----          -----          -----
 Total production costs                                           $ 251          $ 259          $ 291
                                                                  =====          =====          =====


    Reconciliation of Aggregate Attributable Cash Costs per Ounce Produced
                     to Consolidated Financial Statements


Millions, except ounces produced and per ounce amounts            1999            1998            1997
------------------------------------------------------            ----            ----           -----
Production costs per financial statements                        $149.7         $163.3         $234.3
Lihir production costs                                              -             12.3            2.2
Minority interest portion of production cost                       (7.1)         (10.5)          (8.0)
By-product credits included in sales                               (3.9)          (5.8)         (16.2)
Reclamation and mine closure costs                                 (6.4)          (4.7)         (12.7)
Inventory change and other                                         (5.7)         (12.0)         (27.0)
                                                                  ------         ------         ------
Production costs for per ounce calculation purposes               $126.6         $142.6         $172.6
                                                                  ======         ======         ======

Gold ounces produced, thousands                                      770            889            876
                                                                  ======         ======         ======

Total cash costs per gold ounce produced                           $ 164          $ 160          $ 197
                                                                  ======         ======         ======

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

   In the fourth quarter of 1998, as a result of continued low gold prices, $104.9 million of asset write-downs were recorded, including: Kori Kollo, $49.9 million; Crown Jewel, $40.3 million; and Reona, $10.8 million. Discounted future net cash flows were determined to be the appropriate measurement of fair value of the mine assets mentioned above. In the cash flows projections prepared by management used for the impairment analysis, management assumed a gold price of $300 per ounce for 2000, $325 per ounce for 2001 and $350 per ounce for each year thereafter. Estimates for operating costs, capital expenditures and reclamation and closure costs were made by Battle Mountain management and engineering personnel based on a detailed analysis of current and historical costs and cost trends. The projected cash flows were discounted using a discount rate of 5%.

   The $49.9 million write-down of the Kori Kollo mine was applied directly to the acquisition cost of the mine. The write-down will reduce future DD&A of the Kori Kollo mine by approximately $57 per ounce assuming no additional reserves are discovered at the mine. This write-down had no effect on the scope of the Kori Kollo operation. Of the $10.8 million write-down of the Reona mine, $7.5 was applied to deferred mining costs and $3.1 million was applied to mine development costs and machinery and equipment. The write-down will reduce future DD&A by $104 per ounce. Subsequent to the write-down the Reona property was placed on care and maintenance.

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

   Equity in losses and impairment charges of Lihir totaled $80.9 million in 1999 and $96.6 million in 1998, compared with equity in losses of $1.0 million in 1997. A $76.2 million impairment charge related to Niugini Mining's investment in Lihir was recorded in 1999 ($52.8 million in the fourth quarter) and a $90 million charge was recorded in 1998 (in the fourth quarter) as a result of decreases in the market value of the Lihir stock held by Niugini Mining. These decreases in value were considered to be other than temporary. The estimated fair value of the investment in Lihir at December 31, 1999 was determined to be the quoted market price of the Lihir shares to be held by Battle Mountain upon the effective date of the merger of Lihir and Niugini Mining, less the other net assets of Niugini Mining at December 31, 1999. The estimated fair value at December 31, 1998 was determined to be the quoted market price of the Lihir shares held by Niugini Mining at that time. Lihir commenced commercial production in October 1997.

  Minority interest in net loss was $31.7 million in 1999 compared with minority interest in net income of $1.1 million in 1998 and 1.7 million in 1997.
Minority interest in 1999 included the effect of the impairment charges to Niugini Mining's investment in Lihir.

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

   Mining income taxes decreased each year as a result of lower levels of Canadian mining income.

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

  The investment in Lihir, effective with the merger of Lihir and Niugini Mining, will be classified as marketable securities available for sale. The carrying value of this asset will be adjusted for any impacts resulting from changes in the market value of Lihir common stock and Australian currency exchange rates. The potential non-cash effect on comprehensive income from a hypothetical 10% change in the exchange rate used in the December 31, 1999 valuation of this asset is approximately $6.3 million.

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

     Derivative Financial Instruments. During the third quarter of 1999, Battle Mountain modified its hedging policy. The purpose of this revised policy is to reduce exposure to fluctuating gold prices. The hedging policy allows the use of various derivative financial instruments, including forward sales contracts and options. Battle Mountain does not use derivative financial instruments for trading or speculative purposes. Prior to 1999 the Company did not engage in any significant gold hedging activities.

     Gold contracts outstanding at December 31, 1999 were as follows:

                                                                                         Total or
                                           2000         2001        2002         2003     Average
                                          ------        ----        ----         ----     -------

Written call options:
  Ounces                                   87,500       87,500      87,500       87,500    350,000
  Average price per ounce                    $349         $349        $349         $349       $349

Purchased put options:
  Ounces                                   87,500       87,500      87,500       87,500    350,000
  Average price per ounce                    $293         $293        $293         $293       $293

Flat Forwards
  Ounces                                   25,000       25,000      25,000       25,000    100,000
  Average price per ounce                    $312         $312        $312         $312       $312

Forwards:
  Ounces                                   198,000         -            -            -     198,000
  Average price per ource                     $279         -            -            -        $279

The counterparties to hedged agreements may expose

     Given higher, lower or current Market prices, the Company will realize on average $312 per ounce on its flat forward contracts. Should the Company excercise all the puts it will realize on average $293 per ounce. If the counterparties exercise all the calls, the Company will sell the gold for $349. The estimated fair values of the purchased put options and written call options outstanding at December 31, 1999 were $3.2 million and $ (3.5) million, respectively. The written call options and the purchased put options are two components of an intergrated contract. The estimated fair value of the flat forwards outstanding at December 31, 1999 was $(0.5) milion. The estimated fair value of the forwards outstanding at December 31, 1999 was $ (2.8) million. These estimated fair values were determined from a third party model.

     The forwards are part of the company's overall financial planning. These contracts cover gold that was on deposit at a refinery or leased to third parties. All the contracts mature by March 31, 2000. Battle Mountain, at times, is a party to lease transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had outstanding lease contracts with Battle Mountain for 108,000 ounces of gold at December 31, 1999.

     The counterparties to hedged agreements may expose Battle Mountain to certain credit-related losses in the event of nonperformance, generally by the amount by which the contract price exceeds the spot price of a commodity. Attempts to minimize credit exposure are made by limiting counterparties to major financial institutions that meet specific credit rating standards. Collateral is not required from counterparties. Management believes that the risk of incurring significant credit-related losses is remote.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other."

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
I. Battle Mountain Gold Company

       Report of Independent Accountants...............................  47

       Consolidated Statement of Operations............................  48

       Consolidated Balance Sheet......................................  49

       Consolidated Statement of Shareholders' Equity..................  50

       Consolidated Statement of Cash Flows............................  51

       Notes to Consolidated Financial Statements......................  52

       Supplemental Financial Information (Unaudited)..................  75


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


     As described in Note 19(a), Battle Mountain revised its December 31, 1999 and 1998 consolidated financial statements to present its 50.45% interest in Niugini Mining Limited as a consolidated subsidiary.

     As described in note 19(b), Battle Mountain revised its December 31, 1999 and 1998 consolidated financial statements to reclassify bullion and bullion settlements from cash and cash equivalents to accounts receivable and revised its December 31, 1998 and 1997 financial statements as a result of a change to its recorded equity in the earnings of a significant investee.

     As discussed in Note 2, effective January 1, 1997, Battle Mountain changed its method of accounting for computing depreciation, depletion, and amortization related to its Bolivian subsidiary.


PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2000, except for Note 19(a), as to which the date is May 12, 2000 and Note 19 (b) which the date is November 21, 2000.

                         BATTLE MOUNTAIN GOLD COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Years Ended December 31
                                                                           1999              1998                1997
                                                                           ----              ----                ----
Millions, except per share amounts                                    (as restated)      (as restated)      (as restated)
----------------------------------

Sales (Note 13)                                                           $ 228.2              $ 276.6           $ 344.9
                                                                          -------              -------           -------

Costs and Expenses
  Production costs                                                          149.7                163.3             234.3
  Depreciation, depletion and amortization                                   64.2                 79.6              72.8
  Exploration, evaluation and other lease costs, net                         16.7                 24.8              24.8
  Environmental remediation charge (Note 14)                                  9.5                    -                 -
  Asset write-downs (Note 7)                                                 35.9                104.9                 -
  Merger expense (Note 3)                                                       -                    -               2.7
  General and administrative expenses                                        15.2                 14.1              13.6
                                                                          -------              -------           -------
    Total costs and expenses                                                291.2                386.7             348.2
                                                                          -------              -------           -------

Operating Loss                                                              (63.0)              (110.1)             (3.3)

  Interest expense                                                          (15.1)               (17.8)            (13.9)
  Interest income                                                             6.7                 10.7               6.0
  Foreign currency exchange gain (loss), net                                  8.2                (12.4)             (7.8)
  Equity in losses and impairment charges of Lihir (Note 4)                 (80.9)               (96.6)             (1.0)
  Minority interest in net loss (income)                                     31.7                 (1.1)             (1.7)
  Capitalized interest (Note 4)                                                 -                    -               4.5
  Other income, net                                                           0.4                  0.5               0.8
                                                                          -------              -------           -------

Loss Before Income Taxes                                                   (112.0)              (226.8)            (16.4)

  Income tax benefit (expense) (Note 10)                                     (7.6)                (7.8)             17.4
  Mining income tax benefit (expense) (Note 10)                               0.2                 (6.0)             (6.7)
                                                                          -------              -------           -------

Loss Before Cumulative Effect of Accounting Change                         (119.4)              (240.6)             (5.7)
  Cumulative effect of accounting change, net (Note 2)                          -                    -              (3.7)
                                                                          -------              -------           -------

Net Loss                                                                   (119.4)              (240.6)             (9.4)
  Preferred dividends (Note 9)                                                7.5                  7.5               7.5
                                                                          -------              -------           -------

Net Loss to Common Shares                                                 $(126.9)             $(248.1)           $(16.9)
                                                                          =======              =======            =======

Basic and Diluted Loss per Common Share
  Before cumulative effect of accounting change                           $ (0.55)             $ (1.08)          $  (.05)
  Accounting change                                                             -                    -              (.02)
                                                                          -------              -------           -------
  Total                                                                   $ (0.55)             $ (1.08)          $  (.07)
                                                                          =======              =======           =======

Dividends per Common Share                                                $     -              $   .05           $   .05

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                                 229.9                229.8             229.7


The accompanying notes are an integral part of these financial statements.

                         BATTLE MOUNTAIN GOLD COMPANY
                          CONSOLIDATED BALANCE SHEET

                                                                                       December 31
Millions except per share amounts                                               1999                 1998
---------------------------------                                               ----                 ----
                                                                            (as restated)        (as restated)
ASSETS
Current assets
 Cash and cash equivalents                                                     $  67.5             $ 156.9
 Restricted cash                                                                     -                 7.7
 Accounts and notes receivable, net (Note 1)                                      36.7                55.1
 Product inventories                                                               8.7                 8.9
 Materials and supplies, net (Note 1)                                             22.4                23.6
 Other current assets                                                              7.9                 2.7
                                                                               -------             -------
   Total current assets                                                          143.2               254.9

Investments (Note 5)                                                              79.0               168.7
Restricted cash (Note 8)                                                          40.0                 0.7
Property, plant and equipment, net (Notes 6 and 7)                               299.6               341.9
Other assets (Note 10)                                                             6.7                20.4
                                                                               -------             -------
Total Assets                                                                   $ 568.5             $ 786.6
                                                                               =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term borrowings (Note 8)                                                 $  -               $  14.9
 Current maturities of long-term debt (Note 8)                                     2.6                37.5
 Debt due upon disposal of Lihir (Note 8)                                         30.0                   -
 Accounts payable                                                                 16.0                14.5
 Income and mining income taxes payable (Note 10)                                 16.7                23.9
 Interest payable                                                                  6.4                 1.5
 Salaries, wages and benefits payable                                              6.1                 3.7
 Other current liabilities (Note 14)                                              11.1                 9.7
                                                                               -------             -------
   Total current liabilities                                                      88.9               105.7

Long-term debt (Note 8)                                                          176.8               203.6
Deferred income and mining income taxes (Note 10)                                 64.5                72.0
Deferred mine reclamation and closure costs (Note 14)                             29.5                25.3
Other liabilities                                                                 25.0                25.0
                                                                               -------             -------
   Total Liabilities                                                             384.7               431.6
                                                                               -------             -------

Minority interest                                                                 65.0               107.2
                                                                               -------             -------

Commitments and contingencies (Note 14)                                              -                   -

Shareholders' equity (Note 9)
 Convertible preferred stock, $1.00 par value:
     Authorized - 50.0 million shares; issued and outstanding -
     2.3 million shares (1999 and 1998)                                          110.6               110.6
 Common stock, $.10 par value:
     Authorized - 500.0 million shares; issued and outstanding -
     229.9 million shares (1999) and 229.8 million shares (1998)                  13.2                12.9
 Additional paid-in capital                                                      343.8               344.0
 Accumulated deficit                                                            (327.3)             (200.4)
 Accumulated other comprehensive loss                                            (21.5)              (19.3)
                                                                               -------             -------
   Total Shareholders' Equity                                                    118.8               247.8
                                                                               -------             -------
Total Liabilities and Shareholders' Equity                                     $ 568.5             $ 786.6
                                                                               =======             =======

  The accompanying notes are an integral part of these financial statements.

                         BATTLE MOUNTAIN GOLD COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                           Retained          Accumulated
                                                        Additional         Earnings             Other              Total
                               Preferred     Common       Paid-in        (Accumulated       Comprehensive      Shareholders'
                                 Stock       Stock        Capital          Deficit)         Income (Loss)          Equity
                                 -----       -----        --------         -------          ------------     ------------------


Millions
--------
December 31, 1996                  $110.6       $11.3        $344.2              $  87.6           $ (15.4)             $ 538.3

 Net loss                               -           -             -                 (9.4)                -                (9.4)
 Currency translation                   -           -             -                    -             (5.6)                (5.6)
  adjustments                                                                                                          -------
    Total comprehensive loss                                                                                             (15.0)
 Shares issued                          -           -           1.1                    -                 -                 1.1
 Shares exchanged                       -         1.0          (1.0)                   -                 -                   -
 Common stock dividends                 -           -             -                (11.5)                -               (11.5)
 Preferred stock dividends              -           -             -                 (7.5)                -                (7.5)
                             -------------------------------------------------------------------------------------------------
December 31, 1997                   110.6        12.3         344.3                 59.2            (21.0)               505.4

 Net loss                               -           -             -               (240.6)                -              (240.6)
 Currency translation                   -           -             -                    -               1.7                 1.7
  adjustments                                                                                                          -------
    Total comprehensive loss                                                                                            (238.9)
 Shares issued                          -           -           0.3                    -                 -                 0.3
 Shares exchanged                       -         0.6          (0.6)                   -                 -                   -
 Common stock dividends                 -           -             -                (11.5)                -               (11.5)
 Preferred stock dividends              -           -             -                 (7.5)                -                (7.5)
                             -------------------------------------------------------------------------------------------------
December 31, 1998                   110.6        12.9         344.0               (200.4)           (19.3)               247.8

 Net loss                               -           -             -               (119.4)                -              (119.4)
 Currency translation                   -           -             -                    -             (2.2)                (2.2)
  adjustments                                                                                                          -------
    Total comprehensive loss                                                                                            (121.6)
 Shares issued                          -           -           0.1                    -                 -                 0.1
 Shares exchanged                       -         0.3          (0.3)                   -                 -                   -
 Preferred stock dividends              -           -             -                 (7.5)                -                (7.5)
                             -------------------------------------------------------------------------------------------------
December 31, 1999                  $110.6       $13.2        $343.8              $(327.3)           $(21.5)            $ 118.8
                             =================================================================================================



   The accompanying notes are an integral part of these financial statements.

                         BATTLE MOUNTAIN GOLD COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Years Ended December 31
Millions                                                                       1999               1998               1997
--------                                                                       ----              ------              ----
                                                                            (as restated)       (as restated)      (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(119.4)             $(240.6)          $ (9.4)
Adjustments to reconcile net loss to net cash flows
from operating activities:
 Depreciation, depletion and amortization                                        64.2                 79.6             72.8
 Environmental remediation charges                                                9.5                    -                -
 Asset write-downs                                                               35.9                104.9                -
 Deferred income and mining income taxes                                          2.1                 (7.1)           (33.8)
 Foreign currency exchange loss (gain), net                                      (8.2)                12.4              7.8
 Equity in losses (income) and impairment charges of Lihir                       80.9                 96.6              1.0
 Minority interest in net income (loss)                                         (31.7)                 1.1              1.7
 Cumulative effect of accounting change, net                                        -                    -              3.7
 Increase (decrease) in accrued reclamation costs                                (3.2)                 0.6              4.6
 Change in working capital accounts, net (Note 16)                               19.9                 16.3              1.4
 Decrease in deferred mining costs                                                  -                 11.2              2.2
 Other, net                                                                      (0.7)                 2.7              3.0
                                                                              -------              -------           ------
Net Cash Flows Provided by Operating Activities                                  49.3                 77.7             55.0
                                                                              -------              -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                           (49.3)               (46.5)           (62.4)
 Crown Butte liquidating dividend to minority shareholders                      (11.0)                   -                -
 Proceeds from sales of assets                                                   11.9                  2.0              4.7
 New World settlement, net                                                          -                 34.9                -
 Investment in Lihir Gold Limited                                                   -                (11.5)               -
 Decrease (increase) in other assets                                              0.6                  2.3             (0.6)
 Increase in advances to affiliates                                                 -                 (4.7)            (3.4)
 Other, net                                                                      (0.7)                (1.0)            (1.3)
                                                                              -------              -------           ------
Net Cash Flows Used in Investing Activities                                     (48.5)               (24.5)           (63.0)
                                                                              -------              -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash proceeds from borrowings                                                      -                    -            156.7
 Debt repayments                                                                (31.2)               (44.3)           (24.5)
 Increase (decrease) in short-term borrowings                                   (14.9)                 9.9            (16.9)
 Cash dividend payments                                                          (7.5)               (19.0)           (18.9)
 Decrease (increase) in restricted cash                                         (31.0)                10.2             (3.3)
 Other, net                                                                       0.2                 (0.5)             0.7
                                                                              -------              -------           ------
Net Cash Flows Provided by (Used in) Financing Activities                       (84.4)               (43.7)            93.8
                                                                              -------              -------           ------

Effect of Exchange Rate Changes on Cash                                          (5.8)                (2.4)            (1.0)
                                                                              -------              -------           ------

Net Increase (Decrease) in Cash and Cash Equivalents                            (89.4)                 7.1             84.8
Cash and cash equivalents at beginning of year                                  156.9                149.8             65.0
                                                                              -------              -------           ------

Cash and Cash Equivalents at End of Year                                      $  67.5              $ 156.9            149.8
                                                                              =======              =======           ======



  The accompanying notes are an integral part of these financial statements.

                         BATTLE MOUNTAIN GOLD COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Index
1.  Accounting Policies Summary..................................   52
2.  Change in Accounting Method..................................   55
3.  Merger.......................................................   56
4.  Niugini Mining and Lihir Gold Limited........................   56
5.  Investments..................................................   57
6.  Property, Plant and Equipment................................   57
7.  Asset Write-downs............................................   57
8.  Debt.........................................................   58
9.  Shareholders' Equity.........................................   59
10. Income and Mining Income Taxes...............................   60
11. Common Stock and Stock Options...............................   62
12. Benefit Plans................................................   63
13. Geographic and Segment Information...........................   66
14. Commitments and Contingencies................................   67
15. Derivative Financial Instruments.............................   69
16. Supplemental Cash Flow Information...........................   70
17. Fair Value of Financial Instruments..........................   70
18. Summarized Financial Information.............................   71
19. Restatement..................................................   72

Note 1.  Accounting Policies Summary
         ---------------------------

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

     After issuing Battle Mountain's 1999 financial statements and filing two amendments to the Form 10-K with the Securities and Exchange Commission (SEC), following extensive discussion with the SEC, Management determined it was necessary to revise the financial statement presentation of Battle Mountain's cash and cash equivalents and its recorded equity in income of Lihir. Cash and cash equivalents were reclassified to remove gold bullion and bullion settlements from this line item and include them in accounts receivable to more appropriately present the nature of these items. Management also determined that the amounts of its recorded equity in income of Lihir had been incorrectly based on financial statements of Lihir that were not prepared in accordance with U.S. generally accepted accounting principles (GAAP), but rather, originally were based on International accounting standards. The Company's equity in income of Lihir has been revised to reflect its equity on a U.S. GAAP basis. Also, a part of a review of the financial statements of Lihir, by the SEC, Lihir's management determined that its U.S. GAAP reconciliation needed to be revised.


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

     Revenue Recognition. The Company's revenue recognition policies are common practice in the mining industry and unlike most other industries. Revenue is recognized when gold and silver in the form of dore (a combination of gold and silver) or concentrate is produced at mines whose product has a high gold content (in excess of 70%) and for which the additional costs of refining and marketing are minimal (less than 1% of the value). The only condition for recognition of revenue in this instance is the production of the gold dore or concentrate. In order to get the product to the dore stage the gold-bearing ore must be mined, transported to a mill or heap leaching pad where the ore is ground and/or crushed. The ground and/or crushed ore is then chemically treated to extract the gold into a solution. This solution is then subjected to various processes to precipitate a gold-bearing material that can be melted and poured into a mold. At this point the product is not interchangeable and in salable form. Approximately 39% of the Company's revenue was recognized when products were produced for the three years ended December 31, 1999.

     The remaining 61% of revenue for the three years ended December 31, 1999 was recognized when gold and silver in the form of dore or concentrate was shipped from the mine site at mines whose product has a high content of metals other than gold (e.g. silver and/or copper). Further refining and marketing costs are minimal (less than 1% of the value). The only conditions for recognition of revenue in this instance are the shipment of the gold dore or concentrate and the passing of the risk of loss to a third party. Risk of loss passes contractually to the transporter when the product is picked up at the mine and then to the refiner upon receipt at the refinery, however title does not pass at this time. In the event that a loss occurs to the product prior to delivery to the final purchaser the amount of the loss would be determined based on the number of ounces indicated on the bill of lading which is an estimate based on assays performed at the mine and an agreed to price.

     At all of the Company's locations, revenue estimates for essentially all of the gold produced or shipped are made based on sales prices determined via sales contracts which are entered into upon production or up to ten days after production. Revenue estimates are based on spot gold prices for minimal amounts of gold not covered by sales contracts. Estimated smelter losses and transportation and refining costs are also included in these revenue estimates. Net revenues are adjusted in future periods for any difference between the actual amount received and the estimate. The maximum net revenue adjustment for any given shipment attributable to quantity alone was plus or minus approximately 1.6% and the maximum net revenue adjustment for any given shipment attributable to price was plus or minus approximately 1.7% in 1997, 1998 and 1999. At all locations the risk of loss transfers from the Company at the time of shipment. The maximum amount of time between initial revenue recognition and final delivery of the Company's products and transfer of risk of loss to a purchaser under a firm agreement providing a fixed or determinable price for any given sale during 1997, 1998 and 1999 was four, five and seven months, respectively. The amount of time between initial revenue recognition and final delivery has increased over the past three years for cash management purposes. The average time between production of dore or concentrate and the completion of the refining process which produces 99% pure gold and silver is approximately 30 days. The time between the completion of the refining process and delivery to the final purchaser exceeds 30 days at the Golden Giant mine on a regular basis for cash management purposes.

     Realization of the value of the Company's inventories of gold and silver for which revenue has been recognized is subject to the risk that the counterparty (purchaser) will not have the ability to make payment upon final delivery which would require the Company to sell to another purchaser at a different price. All purchasers' credit ratings were investment grade and the Company has never experienced a default on the part of a purchaser. The Company is also subject to the risk that the refiner will not be able to make delivery to the customer which can occur if the refiner is unable to complete the refining process, the product is lost due to theft or bankruptcy or for some other reason. The Company mitigates this risk by dealing only with reputable refiners. The Company has never experienced a loss resulting from a refiner's inability to make delivery. Realization of the value of those inventories maintained by locations whose functional currency is other than the U.S. dollar are subject to risks associated with foreign currency exchange rate changes.

     At operations on care and maintenance, revenues from gold recoveries are credited against production costs. During the year ended December 31, 1999, $7.1 million of revenue was credited against production costs for the San Cristobal and Reona mines because these mines were placed on care and maintenance effective January 1, 1999. There were no revenues credited against production costs for the years ended December 31, 1998 and 1997 because no operations were on care and maintenance during those periods.

     Accounts Receivable. Accounts receivable at December 31, 1999 and 1998 included other receivables of approximately $3.7 million and $7.2 million, respectively, relating to Value Added Tax credits and import duty receivables. The December 31, 1999 balance is net of a $1.1 million allowance for non-recoverable amounts that was established in 1999.

     Inventories. Generally, product inventories, consisting of gold and silver, are reported at the lower of cost or net realizable value using the first-in, first-out method. Gold produced by Battle Mountain's Golden Giant mine is valued at estimated net realizable value when it reaches a saleable form because it is readily marketable at quoted market prices and its price is fixed through forward sales contracts with no further substantial costs of marketing. Inventories of materials and supplies are valued at the lower of average cost or estimated net realizable value. The December 31, 1999 amount presented is net of reserves for obsolescence of $2.8 million that were established in 1999.

     Property, Plant and Equipment. Property, plant and equipment is stated at cost. Expenditures for the development of new mines and major development expenditures at existing mines, which are expected to benefit future periods, are capitalized after proven and probable reserves are established. Exploration and development costs expended to maintain production at operating mines are expensed as incurred. In certain cases, mining costs associated with waste rock removal are deferred as development costs and charged to operations on the basis of the average stripping ratio over the life of the mine. When such mining costs are deferred, deferral begins upon the commencement of mining and only after a proven and probable reserve has been established.

     Other property, plant and equipment includes capitalized lease costs and mine development costs for projects in progress.

     Depreciation, depletion and amortization ("DD&A") of mining properties and related assets is calculated using the units-of-production method based upon estimated recoverable proven and probable reserves that will be produced prior to the expiration of existing mining licenses. Assets having an estimated life less than the estimated life of the associated proven and probable reserves are depreciated on a straight-line basis over the expected remaining life of the asset as follows:

                        Heavy vehicles           3 to  8 years
                        Machinery and equipment  3 to  10 years
                        Light vehicles           3 to  5 years
                        Computer equipment       3 years



     Impairment of Long-lived Assets. An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable. Battle Mountain reviews asset carrying values for impairment by estimating future undiscounted cash flows to be derived from the assets use at the lowest level (mining property) at which identifiable cash flows are generated. Estimated undiscounted future net cash flows from each mine and non-operating property are calculated from reserves, production (that is estimated to occur prior to the expiration of existing mining licenses), sales prices (considering historical and current prices, price trends and related factors), operating capital and costs and reclamation costs. The amount of impairment loss recorded is the difference between the fair value and the carrying value of the impaired asset. Fair value is determined based on the future cash flows from each mine and non-operating property discounted at a rate commensurate with the risks.

  Battle Mountain's estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of Battle Mountain's investment in its mineral properties.

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


     Reclamation and Closure Costs. Estimated expenditures for future reclamation, remediation and closure costs of operating sites are accrued on a units-of-production method based upon estimated recoverable production from proven and probable mineral reserves that will be produced prior to the expiration of existing mining licenses.

     Remediation Costs. Remediation liabilities are expensed upon the determination that a liability has been incurred and where the minimum cost or reasonable estimate of the cost can be determined. Remediation cost estimates are made under several likely scenarios. The most likely scenario is used for accrual purposes. The cost estimates are prepared on an undiscounted basis.

     Income and Mining Income Taxes. Battle Mountain follows the asset and liability method of accounting for income taxes. The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on current tax laws. Deferred income taxes are established for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. Mining income taxes represent taxes levied primarily by the Canadian province of Ontario on defined profits from mining activities performed in the province. Since these taxes are based on a percentage of mining profits they are considered to be an income tax and therefore have been presented as income taxes in the consolidated statements of operations.

     Deferred income taxes have been provided on a portion of the undistributed earnings of foreign subsidiaries and joint ventures, with the exception of Niugini Mining, which is in a cumulative loss position. With respect to Battle Mountain Canada, the Company's policy is to remit earnings to the extent that funds are not required to meet Battle Mountain Canada's needs. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to limitations, could generate tax credits that would reduce any U.S. tax.

     Battle Mountain pays royalties to the Bolivian government that are based on the greater of a royalty calculated as a percentage of gold and silver sales or a complementary tax based on net income. Since the royalty typically exceeds the complementary tax the amounts incurred are included in production costs in the statement of operations.

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

Note 2.  Change in Accounting Method
         ---------------------------

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

Note 3.  Merger
         ------

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

Note 4.  Niugini Mining and Lihir Gold Limited
         ---------------------------------------

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

   The carrying value, net of accumulated amortization, attributed to Battle Mountain's proportionate share of Niugini Mining's investment in Lihir exceeded its proportionate share of Niugini Mining's historical cost basis in Lihir by $54.0 million and $139.1 million at December 31, 1998 and 1997, respectively.
No excess cost remained at December 31, 1999. Such excess was being amortized against Battle Mountain's share of earnings of Lihir using the units-sold method based on the estimated recoverable ounces attributable to the Lihir mine. Amortization of this excess cost totaled $3.2 million,

$6.7 million and $1.9 million in 1999, 1998 and 1997, respectively. Interest costs of $4.5 million were capitalized in 1997 in connection with Battle Mountain's investment in Lihir. No interest costs were capitalized in 1999 or 1998.

Note 5.  Investments
         -----------

     Battle Mountain's long-term investments as of December 31 included the following:


Millions                                                                 1999         1998
--------                                                                 -----        ----
Lihir Gold Limited                                                       $68.4      $149.3
First Toronto Investments Limited                                            -         9.8
Cash surrender value of life insurance, net                                8.3         7.6
Other                                                                      2.3         2.0
                                                                         -----      ------
Total                                                                    $79.0      $168.7
                                                                         =====      ======

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

Note 6. Property, Plant and Equipment
        -----------------------------

     Property, plant and equipment as of December 31 consisted of the following:


Millions                                                             1999             1998
---------                                                            ----             ----
Mining, milling and other equipment                                 $ 441.2          $ 454.8
Leasehold and mine development                                        440.2            431.1
Other                                                                  22.0             22.9
                                                                    -------          -------
    Gross property, plant and equipment                               903.4            908.8
Accumulated depreciation, depletion and amortization                 (603.8)          (566.9)
                                                                    -------          -------
    Net property, plant and equipment                               $ 299.6          $ 341.9
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

Note 7. Asset Write-Downs
        -----------------

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

Note 8.  Debt
         ----

     Battle Mountain had the following long-term debt outstanding as of December 31:

Millions                                                                         1999            1998
--------                                                                         ----            -----
Canadian Imperial Bank of Commerce loan, due 2003, variable rate                $104.4          $121.8
Convertible subordinated debentures, due 2005, 6%                                100.0           100.0
Inti Raymi Kori Kollo project financing loans, variable rates in 1998              5.0            18.4
Other                                                                            -   -             0.9
                                                                                ------          ------
 Total                                                                           209.4           241.1
Less current portion of long-term debt                                            (2.6)          (37.5)
Less debt due upon disposal of Lihir                                             (30.0)           -  -
                                                                                ------          ------
Total long-term debt                                                            $176.8          $203.6
                                                                                ======          ======

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

Note 9.  Shareholders' Equity
         --------------------

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


Note 10.  Income and Mining Income Taxes
          ------------------------------

     Federal and foreign income and mining income tax expense (benefit) consisted of the following:


Millions                                                1999            1998             1997
--------                                                ----            ----             ----
Current
 Canada                                                $(3.4)           $19.1          $ 21.8
 Other foreign                                           6.5              0.2             0.9
                                                       -----            -----          ------
   Total current                                         3.1             19.3            22.7
                                                       -----            -----          ------
Deferred
 United States - federal                                13.3              1.9           (14.6)
 Canada                                                  0.8             (6.5)          (17.9)
 Other foreign                                          (9.8)            (0.9)           (0.9)
                                                       -----            -----          ------
   Total deferred                                        4.3             (5.5)          (33.4)
                                                       -----            -----          ------
Total income and mining income tax
 expense (benefit)                                     $ 7.4            $13.8          $(10.7)
                                                       =====            =====          ======

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

     A reconciliation of income tax at the U.S. statutory rate to income tax expense follows:


Millions                                                           1999           1998           1997
--------                                                           ----           ----           ----
Income tax benefit based on statutory rate of 35%                $(39.2)         $(79.4)       $ (5.7)
Increases (decreases) resulting from
  Foreign withholding tax, net                                     (0.3)           (1.0)         (5.4)
  Canadian mining income taxes                                      2.2             5.5           6.7
  Change in filing position regarding foreign
   tax credits                                                        -               -          46.7
  Undistributed losses (earnings) of foreign subsidiaries
   not subject to income tax                                       (0.7)            0.9           0.6
  Change in valuation allowance                                    42.0            84.6         (52.7)
  Foreign tax rate differential                                    (2.7)           (4.7)          2.0
  Change in alternative minimum tax credits                           -               -           3.8
  Adjustments to prior year accruals                                5.3             8.5          (8.1)
  Other, net                                                        0.8            (0.6)          1.4
                                                                 ------          ------        ------
Income and mining income tax expense (benefit)                   $  7.4          $ 13.8        $(10.7)
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

     U.S. taxes have been provided on a portion of the undistributed earnings of foreign subsidiaries and joint ventures, with the exception of Niugini Mining, which is in a cumulative loss position It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of the unremitted portion of the earnings.

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

Note 11.  Common Stock and Stock Options
          ------------------------------

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

     Changes in options outstanding for the combined plans were as follows:

                                                                               Weighted Average
Options in millions                                    Options                  Exercise Price
-------------------                                    -------                  -------------
Outstanding at December 31, 1996                          5.2
 Granted                                                  0.9                        $ 5.27
 Exercised                                               (0.1)                       $ 5.37
 Forfeited                                               (1.0)                       $10.21
                                                         ----
Outstanding at December 31, 1997                          5.0                        $ 8.49
 Granted                                                  1.1                        $ 5.56
 Exercised                                                  -                             -
 Forfeited                                               (0.3)                       $12.29
                                                         ----
Outstanding at December 31, 1998                          5.8                        $ 7.57
 Granted                                                  1.8                        $ 2.88
 Exercised                                                  -                             -

 Forfeited                                               (0.3)                       $ 9.10
                                                         ----
Outstanding at December 31, 1999                          7.3                        $ 6.42
                                                         ====

     At December 31, 1999, expiration dates for the outstanding options ranged from 2000 to 2009. Significant ranges of outstanding and exercisable options at December 31, 1999 were as follows (options in millions):

                                                               Options Outstanding                Options Exercisable
                                                   --------------------------------------------------------------------
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

Note 12.  Benefit Plans
          -------------

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

     Net periodic benefit costs for these plans included the following components:

                                                 Pension Benefits                           Other Benefits
                                       -------------------------------------     -------------------------------------
Millions                                  1999         1998         1997             1999         1998         1997
--------                               -----------  -----------  -----------     ------------  -----------  ----------
Service cost                                $ 0.8        $ 1.7        $ 1.7            $ 0.3        $ 0.2        $ 0.3
Interest cost                                 3.7          3.7          3.8              0.6          0.5          0.6
Expected return on plan assets               (4.5)        (4.0)        (3.8)               -            -            -
Amortization of prior service costs           0.6          0.7          0.8                -          0.1          0.1
Amortization of transitional asset           (0.1)        (0.1)        (0.1)               -            -            -
Net actuarial gain                           (0.2)        (0.3)        (0.1)            (0.2)        (0.1)           -
                                            -----        -----        -----            -----        -----        -----
   Net periodic benefit cost                $ 0.3        $ 1.7        $ 2.3            $ 0.7        $ 0.7        $ 1.0
                                            =====        =====        =====            =====        =====        =====


     The following sets forth the plans' funded status and related amounts as of December 31:

                                                     Pension Benefits                    Other Benefits
                                               ----------------------------       ----------------------------
Millions                                           1999           1998                1999           1998
--------                                       -------------  -------------       -------------  -------------
Change in benefit obligation
-----------------------------
Benefit obligation at beginning of year              $ 56.5          $54.0              $  8.7         $  9.1
   Service cost                                         0.8            1.6                 0.3            0.3
   Interest cost                                        3.6            3.7                 0.6            0.6
   Transition obligation                                  -              -                   -            1.2
   Actuarial loss (gain)                               (5.6)           1.1                (2.1)          (2.0)
   Curtailment gain                                       -           (0.2)                  -              -
   Foreign currency exchange loss (gain)                0.9           (1.0)                0.1              -
   Benefits paid                                       (2.9)          (2.7)               (0.5)          (0.5)
                                                     ------          -----              ------         ------
Benefit obligation at end of year                      53.3           56.5                 7.1            8.7
                                                     ------          -----              ------         ------

Change in plan assets
---------------------
Fair value of plan assets at beginning of              53.3           49.8                   -              -
 year
   Actual return on plan assets                         6.9            6.3                   -              -
   Administrative expenses                             (0.2)          (0.2)                  -              -
   Employer contributions                               0.7            1.2                   -              -
   Foreign currency exchange gain (loss)                1.0           (1.1)                  -              -
   Benefits paid                                       (2.9)          (2.7)                  -              -
                                                     ------          -----              ------         ------
Fair value of plan at end of year                      58.8           53.3                   -              -
                                                     ------          -----              ------         ------

Funded status of plans                                  5.5           (3.2)               (7.1)          (8.7)
Unrecognized net actuarial gain                       (13.7)          (6.2)               (5.1)          (3.1)
Unrecognized prior service cost                         5.0            6.8                   -            0.4
Unrecognized transition obligation                     (0.3)          (0.4)                0.4              -
                                                     ------          -----              ------         ------
Accrued benefit cost                                 $ (3.5)         $(3.0)             $(11.8)        $(11.4)
                                                     ======          =====              ======         ======

     Included in the pension plans described above is an unfunded supplemental retirement plan covering certain executives. The benefit obligation associated with this plan was $7.5 million and $5.8 million at December 31, 1999 and 1998, respectively.

     Weighted average rate assumptions used in determining estimated benefit obligations were as follows:


                                                                                Pension Benefits             Other Benefits
                                                                          ------------------------       ----------------------
Percent                                                                      1999         1998             1999        1998
-------                                                                   ----------  ------------       ---------  -----------
     Discount rate
       U.S. plans                                                                7.8           6.8             7.8          6.8


   Canadian plans                                                                7.8           6.5          7.8         7.0
   Expected return on plan assets
       U.S. plans                                                                9.5           9.0          N/A         N/A
       Canadian plans                                                            7.8           6.5          N/A         N/A
   Rate of increase in compensation levels
       U.S. plans                                                                4.8           4.8          N/A         N/A
       Canadian plans                                                            N/A           4.5          3.0         3.0

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

Note 13.  Geographic and Segment Information
          ----------------------------------

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

     Financial information by segment follows:


                                                 Golden       Kori                           Battle       Vera /     Corp &
                                     Total       Giant        Kollo          Holloway       Mountain      Nancy       Other
Millions                             ----        -----        -----          --------       --------      -----      -----
--------
1999
---
Gross revenues                      $  228.2       $ 99.0      $ 84.9         $25.8      $      -        $18.5   $      -
Production costs                       149.7         55.7        68.1          19.7          (0.4)         8.4       (1.8)
Deprec., deplet. & amort.               64.2         23.2        25.6          12.2             -          2.8        0.4
Environmental  remediation               9.5            -           -             -             -            -        9.5
Asset write-downs                       35.9            -           -             -             -            -       35.9
Other expenses                          31.9            -           -             -             -            -       31.9
                                    --------       ------      ------         -----        ------        -----     ------
Operating income (loss)                (63.0)        20.1        (8.8)         (6.1)          0.4          7.3      (75.9)
                                                   ======      ======         =====        ======        =====     ======
Equity in losses and
   impairment charge of                (80.9)
    Lihir
Minority interest in net                31.7
 losses
Interest & other income                  0.2
                                    --------
Loss before income taxes              (112.0)

Property, plant & equip.,              299.6         88.4        51.1          71.0          52.1         31.4        5.6
 net                                ========       ======      ======         =====        ======        =====     ======
Total assets                           568.5        118.1        78.4          76.1          54.3         36.0      205.6
                                    ========       ======      ======         =====        ======        =====     ======
Capital expenditures                    49.3          9.7         7.0           3.9          12.8         10.2        5.7
                                    ========       ======      ======         =====        ======        =====     ======

1998
----
Gross revenues                         276.6        109.4       103.9          22.5          14.0         14.4       12.4
Production costs                       163.3         46.2        71.9          17.2          13.7          6.7        7.6
Deprec., deplet. & amort.               79.6         24.1        40.8           9.0           1.4          1.5        2.8
Asset write-downs                      104.9          0.8        49.9             -          11.0            -       43.2
Other expenses                          38.9            -           -             -             -            -       38.9
                                    --------       ------      ------         -----        ------        -----     ------
Operating income (loss)               (110.1)        38.3       (58.7)         (3.7)        (12.1)         6.2      (80.1)
                                    ========       ======      ======         =====        ======        =====     ======
Equity in losses and
   impairment charge of                (96.6)
    Lihir
Interest & other expense               (20.1)
                                    --------


Loss before income taxes              (226.8)
                                    ========
Property, plant & equip.,              341.9         96.8        70.0          74.7          39.3         22.6       38.5
 net                                ========       ======      ======         =====        ======        =====     ======
Total assets                           786.6        144.6       107.9          79.8          42.4         24.8      387.1
                                    ========       ======      ======         =====        ======        =====     ======
Capital expenditures                    46.5          8.7         3.3           3.6           7.7          8.2       15.0
                                    ========       ======      ======         =====        ======        =====     ======

1997
----
Gross revenues                         344.9        119.4       109.6          16.3          31.8          6.3       61.5
Production costs                       234.3         50.0        73.2          16.7          31.1          3.8       59.5
Deprec., deplet. & amort.               72.8         22.8        36.1           6.2           2.9          0.6        4.2
Other expenses                          41.1            -           -             -             -            -       41.1
                                    --------       ------      ------         -----        ------        -----     ------
Operating income (loss)                 (3.3)        46.6         0.3          (6.6)         (2.2)         1.9      (43.3)
                                                   ======      ======         =====        ======        =====     ======
Equity in loss of Lihir                 (1.0)
Interest & other income                (12.1)
                                    --------
Loss before income taxes               (16.4)
                                    ========
Property, plant & equip.,              489.3        120.9       157.7          84.5          37.1         14.2       74.9
 net                                ========       ======      ======         =====        ======        =====     ======
Total assets                         1,093.2        161.8       200.0          90.5          47.0         17.2      576.7
                                    ========       ======      ======         =====        ======        =====     ======
Capital expenditures                    62.4         10.3         7.4           3.7           9.1         16.6       15.3
                                    ========       ======      ======         =====        ======        =====     ======

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

Note 14.  Commitments and Contingencies
          -----------------------------

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



Note 15.  Derivative Financial Instruments
          --------------------------------

     Battle Mountain's results of operations are affected significantly by the market price of gold. During the third quarter of 1999, Battle Mountain modified its hedging policy. The purpose of this revised policy is to reduce exposure to fluctuating gold prices. The hedging policy allows the use of various derivative financial instruments, including forward sales contracts and options.
Battle Mountain does not use derivative financial investments for trading or speculative purposes. Prior to 1999 the Company did not engage in any significant gold hedging activities.


     Gold contracts outstanding at December 31, 1999 were as follows:

                                                                                         Total or
                                      2000         2001          2002          2003      Average
                                    -------       -------       -------      -------     -------
Written call options:
  Ounces                            87,500        87,500        87,500        87,500      350,000
  Average price per ounce             $349          $349          $349          $349         $349

Purchased put options:
  Ounces                            87,500        87,500        87,500        87,500      350,000
  Average price per ounce             $293          $293          $293          $293         $293

Flat Forwards:
  Ounces                            25,000        25,000        25,000        25,000      100,000
  Average price per ounce             $312          $312          $312          $312         $312

Forwards:
  Ounces                           198,000             -             -             -      198,000
  Average price per ounce             $279             -             -             -         $279


     Given higher, lower or current market prices, the Company will realize on average $312 per ounce on its flat forward contracts. Should the Company exercise all the puts it will realize on average $293 per ounce. If the counterparties' exercise all calls, the Company will sell the gold for $349 per ounce.


     The forwards are part of the Company's overall financial planning. These contacts cover gold that was on deposit at a refinery or leased to third parties. All the contracts mature by March 31, 2000. Battle Mountain, at times, is a party to lease transactions and will sell the leased gold into the spot market. Whenever a spot sale is made, a forward purchase contract is entered into to assure delivery of the gold at the end of the lease. Battle Mountain Canada had outstanding lease contracts with Battle Mountain for 108,000 ounces of gold at December 31, 1999.

     The counterparties to hedged agreements may expose Battle Mountain to certain credit-related losses in the event of nonperformance, generally by the amount which the contract price exceeds the spot price of a commodity. Attempts to minimize credit exposure are made by limiting counterparties to major financial institutions that meet specific credit rating standards. Collateral is not required from counterparties. Management believes that the risk of incurring significant credit-related losses is remote.

Note 16.  Supplemental Cash Flow Information
          ----------------------------------

     Supplemental cash flow information follows:


Millions                                                     1999           1998           1997
--------                                                     ----           ----           ----
Changes in working capital accounts
  Decrease in accounts receivable                            $17.5         $ 9.6           $10.7
  Decrease (increase) in product inventories                   1.5          (4.2)            1.9
  Decrease in materials and supplies inventories               1.2           2.0             3.5
  Decrease (increase) in other current assets                 (2.0)          0.6             3.0
  Increase (decrease) in income and mining
        income taxes payable                                  (7.2)         13.8            (8.0)
  Increase (decrease) in interest payable                      4.9          (4.3)           (1.1)
  Increase (decrease) in salaries, wages  and
   benefits payable                                            2.4          (2.8)           (4.4)
  Increase (decrease) in accounts payable and
   other current liabilities                                   1.6           1.6            (4.2)
                                                             -----         -----           -----
  Change in working capital accounts, net                    $19.9         $16.3           $ 1.4
                                                             =====         =====           =====

Cash paid during the year for:
  Income, mining and withholding taxes,
     net of tax refunds                                      $17.1         $ 4.6           $30.7
  Interest, net of amounts capitalized                        10.2          21.8             8.2

Note 17.  Fair Value of Financial Instruments
          -----------------------------------

     The following presents the carrying amounts and estimated fair values of financial instruments at December 31:

                                          1999                             1998
                                          ----                             ----
                                  Carrying       Fair             Carrying        Fair
Millions                           Amount        Value             Amount         Value
--------                           ------        -----              -----         -----
Long-term debt, including
    current portion                $209.4       $168.4              $241.1       $216.9

     The fair value of the convertible subordinated debentures is based on the quoted market price of the debentures at the reporting date. Due to the variable interest rate features of the Inti Raymi Kori Kollo project financing and Canadian Imperial Bank loans, the carrying amounts approximate the fair values. The carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate their estimated fair values. The estimated fair value of the purchased put options and written call options outstanding at December 31, 1999, were $3.2 million and $(3.5) million, respectively. The written call options and the purchased put options are two components of an integrated contract. The estimated fair value of the flat forwards outstanding at December 31, 1999 was $(0.5) million. The estimated fair value of the forwards outstanding at December 31, 1999 was $(2.8) million. These estimated fair values were determined from a third-party model.

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

Note 18. Summarized Financial Information
         --------------------------------

     The following summarized financial information of Battle Mountain Canada is presented in accordance with the Securities Exchange Commission's reporting requirements as they pertain to the Battle Mountain Canada Exchangeable Shares:

                                                                      December 31
                                                                     --------------
Millions                                                        1999             1998
--------                                                        ----             ----
Current assets                                                 $149.1           $162.5
Non-current assets                                              232.8            338.2
                                                               ------           ------
   Total assets                                                $381.9           $500.7
                                                               ======           ======

Current liabilities                                            $ 54.8           $ 59.0
Non-current liabilities                                         148.7            173.9
                                                               ------           ------
 Total liabilities                                              203.5            232.9
Minority interests                                               59.7            100.1
Shareholder's equity                                            118.7            167.7
                                                               ------           ------
 Total liabilities and                                         $381.9           $500.7
  shareholder's equity                                         ======           ======


                                                      Years ended December 31
Millions                                     1999             1998             1997
--------                                   ------           ------           ------
Sales                                      $124.7           $144.3           $197.1
Costs and expenses                          125.8             96.0            174.6
                                           ------           ------           ------
Operating income (loss)                    $ (1.1)          $ 48.3           $ 22.5
                                           ======           ======           ======

Net income (loss)                          $(45.8)          $(76.4)          $ 14.7
                                           ======           ======           ======


Summarized financial information of Lihir Gold Limited follows:

                                                  December 31
                                                  -----------
Millions                                    1999             1998
--------                                    ----             -----
Current assets                             $ 99.1           $124.5
Non-current assets                          791.9            768.1
                                           ------           ------
 Total assets                              $891.0           $892.6
                                           ======           ======

Current liabilities                        $ 78.1           $ 74.1
Non-current liabilities                     140.9            277.7
                                           ------           ------
 Total liabilities                          219.0            351.8
Shareholder's equity                        672.0            540.8
                                           ------           ------
 Total liabilities and                     $891.0           $892.6
  shareholder's equity                     ======           ======



                                                      Years ended December 31
Millions                                     1999             1998             1997
---------                                  ------           ------            -----
Sales                                      $206.6           $184.7            $57.0
Costs and expenses                          180.3            154.1             43.4
                                           ------           ------            -----
Operating income                           $ 26.3           $ 30.6            $13.6
                                           ======           ======            =====


Net income (loss)                          $ (0.2)          $ (5.0)           $ 4.6
                                           ======           ======            =====

Note 19. Restatement
         -----------

     (a) After issuing Battle Mountain's 1999 financial statements and filing the Form 10-K with the Securities and Exchange Commission, following extensive discussion with its independent accountants, management determined it was necessary to revise the financial statement presentation of Battle Mountain's former interest in Niugini Mining Limited. In 1998, Battle Mountain resolved to dispose of its 50.45% equity interest in Niugini Mining Limited and deconsolidated the subsidiary, classifying it as an asset held for sale. However, in accordance with provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries," Battle Mountain's 1999 and 1998 financial statements and related disclosures are restated from amounts previously reported to properly reflect the full consolidation of Battle Mountain's interest in Niugini Mining.

     (b) After issuing Battle Mountain's 1999 financial statements and filing two amendments to the Form 10-K with the Securities and Exchange Commission
(SEC), following extensive discussion with the SEC, management determined it was necessary to revise the financial statement presentation of Battle Mountain's cash and cash equivalents and its recorded equity in income of Lihir. Cash and cash equivalents were reclassified to remove gold bullion and bullion settlements from this line item and include them in accounts receivable to more appropriately present the nature of these items. Management also determined that the amounts of its recorded equity in income of Lihir had been incorrectly based on financial statements of Lihir that were not prepared in accordance with U.S. generally accepted accounting principles (GAAP), but rather, orginally were based on International accounting standards. The Company's equity in income of Lihir has been revised to reflect its equity on a U.S. GAAP basis. Also, a part of a review of the financial statements of Lihir by the SEC, Lihir's management determined that its U.S. GAAP reconciliation needed to be revised.

     The following sets forth the effects of the restatements on Battle Mountain's accompanying consolidated statement of operations, balance sheet and statement of cash flows:



CONSOLIDATED STATEMENT
OF OPERATIONS
                                                              Year ended December 31, 1999
                                                              ----------------------------
                                                                            As
Millions, except per share amounts                       As                ---           As Previously
----------------------------------                  Restated (b)        Restated(a)         Reported
                                                    ------------        -----------         --------

Sales                                                     $ 228.2           $ 228.2             $ 228.2
                                                          -------           -------             -------

Costs and Expenses
  Production costs                                          149.7             149.7               151.5
  Depreciation, depletion and amortization                   64.2              64.2                64.2
  Exploration, evaluation and
        other lease costs, net                               16.7              16.7                16.7
  Environmental remediation charge                            9.5               9.5                 9.5
  Asset write-downs                                          35.9              35.9                35.9
  Loss related to assets held for sale                          -                 -                46.6
  General and administrative expenses                        15.2              15.2                14.1
                                                          -------           -------             -------
    Total costs and expenses                                291.2             291.2               338.5
                                                          -------           -------             -------

Operating Loss                                              (63.0)            (63.0)             (110.3)

  Interest expense                                          (15.1)            (15.1)              (15.1)
  Interest income                                             6.7               6.7                 4.1
  Foreign currency exchange gain (loss), net                  8.2               8.2                 8.2
  Equity in losses and impairment charges of                (80.9)            (80.9)                  -
   Lihir
  Minority interest in net loss (income)                     31.7              31.7                 1.5
  Other income, net                                           0.4               0.4                (0.4)
                                                          -------           -------             -------

Loss Before Income Taxes                                   (112.0)           (112.0)             (112.0)

  Income tax benefit (expense)                               (7.6)             (7.6)               (7.6)
  Mining income tax benefit (expense)                         0.2               0.2                 0.2
                                                          -------           -------             -------

Net Loss                                                   (119.4)           (119.4)             (119.4)
  Preferred dividends                                         7.5               7.5                 7.5
                                                          -------           -------             -------

Net Loss to Common Shares                                 $(126.9)          $(126.9)            $(126.9)
                                                          =======           =======             =======

Basic and Diluted Loss per Common Share
  Before cumulative effect of
        Accounting change                                 $ (0.55)          $ (0.55)            $ (0.55)
  Accounting change                                             -                 -                   -
                                                          -------           -------             -------
  Total                                                   $ (0.55)          $ (0.55)            $ (0.55)
                                                          =======           =======             =======

Dividends per Common Share                                $    -            $   -               $    -

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                 229.9             229.9               229.9

CONSOLIDATED STATEMENT                                         Year ended December 31, 1998
OF OPERATIONS                                                  ----------------------------

                                                         As                 As
Millions, except per share amounts                       --                ---                 As Previously
----------------------------------                  Restated (b)       Restated(a)                Reported
                                                  ----------------  ------------------        ----------------

Sales                                                     $ 276.6           $ 276.6             $ 276.6
                                                          -------           -------             -------

Costs and Expenses
  Production costs                                          163.3             163.3               163.3
  Depreciation, depletion and amortization                   79.6              79.6                79.6
  Exploration, evaluation and
        other lease costs, net                               24.8              24.8                24.8
  Asset write-downs                                         104.9             104.9               194.9
  General and administrative expenses                        14.1              14.1                14.1
                                                          -------           -------             -------
    Total costs and expenses                                386.7             386.7               476.7
                                                          -------           -------             -------

Operating Loss                                             (110.1)           (110.1)             (200.1)

  Interest expense                                          (17.8)            (17.8)              (17.8)
  Interest income                                            10.7              10.7                10.7
  Foreign currency exchange gain (loss), net                (12.4)            (12.4)              (12.4)
  Equity in losses and impairment charges of
   Lihir                                                    (96.6)            (97.9)               (7.9)
  Minority interest in net loss (income)                     (1.1)             (0.5)               (0.5)
  Other income, net                                           0.5               0.5                 0.5
                                                          -------           -------             -------

Loss Before Income Taxes                                   (226.8)           (227.5)             (227.5)

  Income tax benefit (expense)                               (7.8)             (7.8)               (7.8)
  Mining income tax benefit (expense)                        (6.0)             (6.0)               (6.0)
                                                          -------           -------             -------

Net Loss                                                   (240.6)           (241.3)             (241.3)
  Preferred dividends                                         7.5               7.5                 7.5
                                                          -------           -------             -------

Net Loss to Common Shares                                 $(248.1)          $(248.8)            $(248.8)
                                                          =======           =======             =======

Basic and Diluted Loss per Common Share
  Before cumulative effect of
        Accounting change                                 $ (1.08)          $ (1.08)            $ (1.08)
  Accounting change                                             -                 -                   -
                                                          -------           -------             -------
  Total                                                   $ (1.08)          $ (1.08)            $ (1.08)
                                                          =======           =======             =======

Dividends per Common Share                                $   .05           $   .05             $   .05

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                 229.8             229.8               229.8

CONSOLIDATED STATEMENT                                         Year ended December 31, 1997
OF OPERATIONS                                                  ----------------------------

                                                         As                 As
Millions, except per share amounts                       --                ---                 As Previously
----------------------------------                  Restated (b)       Restated(a)                Reported
                                                  ----------------  ------------------        ----------------

Sales                                                      $344.9            $344.9            $344.9
                                                           ------            ------            ------

Costs and Expenses
  Production costs                                          234.3             234.3             234.3
  Depreciation, depletion and amortization                   72.8              72.8              72.8
  Exploration, evaluation and
        other lease costs, net                               24.8              24.8              24.8
  Merger expenses                                             2.7               2.7               2.7
  General and administrative expenses                        13.6              13.6              13.6
                                                           ------            ------            ------
    Total costs and expenses                                348.2             348.2             348.2
                                                           ------            ------            ------

Operating Loss                                               (3.3)             (3.3)             (3.3)

  Interest expense                                          (13.9)            (13.9)            (13.9)
  Interest income                                             6.0               6.0               6.0
  Foreign currency exchange gain(loss), net                  (7.8)             (7.8)             (7.8)
  Equity in losses(income) and impairment
   charges       of Lihir                                    (1.0)               .2                .2
  Minority interest in net loss (income)                     (1.7)             (2.3)             (2.3)
  Capitalized interest                                        4.5               4.5               4.5
  Other income, net                                           0.8               0.8               0.8
                                                           ------            ------            ------

Loss Before Income Taxes                                    (16.4)            (15.8)            (15.8)

  Income tax benefit (expense)                               17.4              17.4              17.4
  Mining income tax benefit (expense)                        (6.7)             (6.7)             (6.7)
                                                           ------            ------            ------

Loss Before Cumulative Effect of Accounting
 Change                                                      (5.7)             (5.1)             (5.1)

    Cumulative effect of Accounting Change                   (3.7)             (3.7)             (3.7)
                                                           ------            ------            ------

Net Loss                                                     (9.4)             (8.8)             (8.8)
  Preferred dividends                                         7.5               7.5               7.5
                                                           ------            ------            ------

Net Loss to Common Shares                                  $(16.9)           $(16.3)           $(16.3)
                                                           ======            ======            ======

Basic and Diluted Loss per Common Share
  Before cumulative effect of
        Accounting change                                  $ (.05)           $ (.05)           $ (.05)
  Accounting change                                          (.02)             (.02)             (.02)
                                                           ------            ------            ------
  Total                                                    $ (.07)           $ (.07)           $ (.07)
                                                           ======            ======            ======

Dividends per Common Share                                 $  .05            $  .05            $  .05

Average Common Shares Outstanding for
  Basic and Diluted Loss per Share Purposes                 229.7             229.7             229.7


CONSOLIDATED STATEMENT                                         Year ended December 31, 1999
OF OPERATIONS                                                  ----------------------------

                                                         As                 As
Millions                                                 --                ---         As Previously
--------                         -                  Restated (b)       Restated(a)       Reported
                                                   ----------------  -------------       --------
ASSETS
Current assets
 Cash and cash equivalents                             $  67.5         $  91.0         $  36.3
 Accounts and notes receivable, net                       36.7            13.2            12.9
 Product inventories                                       8.7             8.7             8.6
 Materials and supplies, net                              22.4            22.4            22.3
 Assets held for sale                                        -               -            61.7
 Other current assets                                      7.9             7.9             7.9
                                                       -------         -------         -------
   Total current assets                                  143.2           143.2           149.7

Investments                                               79.0            79.0            10.6
Restricted cash                                           40.0            40.0            40.0
Property, plant and equipment, net                       299.6           299.6           299.6
Other assets                                               6.7             6.7             6.7
                                                       -------         -------         -------
Total Assets                                           $ 568.5         $ 568.5         $ 506.6
                                                       =======         =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt                  $   2.6         $   2.6         $   2.6
 Debt due upon disposal of Lihir                          30.0            30.0            30.0
 Accounts payable                                         16.0            16.0            15.9
 Income and Mining Income Taxes payable                   16.7            16.7            16.6
 Interest payable                                          6.4             6.4             6.4
 Salaries, wages and benefits payable                      6.1             6.1             5.4
 Other current liabilities                                11.1            11.1             9.2
                                                       -------         -------         -------
   Total current liabilities                              88.9            88.9            86.1

Long-term debt                                           176.8           176.8           176.8
Deferred income and Mining Income Taxes                   64.5            64.5            64.5
Deferred mine reclamation and closure costs               29.5            29.5            29.5
Other liabilities                                         25.0            25.0            25.0
                                                       -------         -------         -------
   Total Liabilities                                     384.7           384.7           381.9
                                                       -------         -------         -------

Minority interest                                         65.0            65.1             6.0
                                                       -------         -------         -------

Commitments and contingencies                                -               -               -

Shareholders' equity
 Convertible preferred stock                             110.6           110.6           110.6
 Common stock, $.10 par value:                            13.2            13.2            13.2
 Additional paid-in capital                              343.8           343.8           343.8
 Accumulated deficit                                    (327.3)         (327.4)         (327.4)
 Accumulated other comprehensive loss                    (21.5)          (21.5)          (21.5)
                                                       -------         -------         -------
   Total Shareholders' Equity                            118.8           118.7           118.7
                                                       -------         -------         -------
Total Liabilities and Shareholders' Equity             $ 568.5         $ 568.5         $ 506.6
                                                       =======         =======         =======

CONSOLIDATED BALANCE SHEET                                     December 31, 1998
                                                               -----------------

                                                                                    As Previously
Millions                                         As Restated(b)     As Restated (a)   Reported
--------                                         -------------      -------------     --------

ASSETS
Current assets
 Cash and cash equivalents                             $ 156.9         $ 197.2         $ 147.6
 Restricted cash                                           7.7             7.7             7.7
 Accounts and notes receivable, net                       55.1            14.8            13.8
 Product inventories                                       8.9             8.9             8.9
 Materials and supplies, net                              23.6            23.6            23.4
 Assets held for sale                                        -               -           108.3
 Other current assets                                      2.7             2.7             2.7
                                                       -------         -------         -------
   Total current assets                                  254.9           254.9           312.4

Investments                                              168.7           168.7            19.4
Restricted cash                                            0.7             0.7               -
Property, plant and equipment, net                       341.9           341.9           341.9
Other assets                                              20.4            20.4            20.4
                                                       -------         -------         -------
Total Assets                                           $ 786.6         $ 786.6         $ 694.1
                                                       =======         =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Short-term borrowings                                 $  14.9         $  14.9         $  14.9
 Current maturities of long-term debt                     37.5            37.5            37.0
 Debt due upon disposal of Lihir                             -               -               -
 Accounts payable                                         14.5            14.5            14.3
 Income and Mining Income Taxes payable                   23.9            23.9            23.9
 Interest payable                                          1.5             1.5             1.5
 Salaries, wages and benefits payable                      3.7             3.7             3.1
 Other current liabilities                                 9.7             9.7             8.3
                                                       -------         -------         -------
   Total current liabilities                             105.7           105.7           103.0

Long-term debt                                           203.6           203.6           203.6
Deferred income and Mining Income Taxes                   72.0            72.0            72.0
Deferred mine reclamation and closure costs               25.3            25.3            25.3
Other liabilities                                         25.0            25.0            24.8
                                                       -------         -------         -------
   Total Liabilities                                     431.6           431.6           428.7
                                                       -------         -------         -------

Minority interest                                        107.2           107.3            17.7
                                                       -------         -------         -------

Commitments and contingencies                                -               -               -

Shareholders' equity
 Convertible preferred stock                             110.6           110.6           110.6
 Common stock, $.10 par value:                            12.9            12.9            12.9
 Additional paid-in capital                              344.0           344.0           344.0
 Accumulated deficit                                    (200.4)         (200.5)         (200.5)
 Accumulated other comprehensive loss                    (19.3)          (19.3)          (19.3)
                                                       -------         -------         -------
   Total Shareholders' Equity                            247.8           247.7           247.7
                                                       -------         -------         -------
Total Liabilities and Shareholders' Equity             $ 786.6         $ 786.6         $ 694.1
                                                       =======         =======         =======


CONSOLIDATED STATEMENT OF CASH FLOWS                                        Year ended December 31, 1999
                                                                            ----------------------------
                                                                                                           As
                                                                                                       Previously
                                                                As Restated (b)   As Restated (a)       Reported
Millions                                                        ----------------  ----------------  ----------------
--------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(119.4)          $(119.4)          $(119.4)
Adjustments to reconcile net loss to net cash flows
From operating activities:
 Depreciation, depletion and amortization                                  64.2              64.2              64.2
 Environmental remediation charges                                          9.5               9.5               9.5
 Asset write-downs                                                         35.9              35.9              35.9
 Loss related to assets held for sale                                         -                 -              46.6
 Deferred income and Mining Income Taxes                                    2.1               2.1               2.1
 Foreign currency exchange loss (gain), net                                (8.2)             (8.2)             (8.2)
  Equity in losses and impairment charges of Lihir                         80.9              80.9                 -
 Minority interest in net income (loss)                                   (31.7)            (31.7)             (1.5)
 Increase (decrease) in accrued reclamation costs                          (3.2)             (3.2)             (2.5)
 Change in working capital accounts, net                                   19.9               3.1               2.1
 Other, net                                                                (0.7)             (0.7)             (0.7)
                                                                        -------           -------           -------
Net Cash Flows Provided by Operating Activities                            49.3              32.5              28.1
                                                                        -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (49.3)            (49.3)            (49.3)
 Crown Butte liquidating dividend
  to minority shareholders                                                (11.0)            (11.0)            (11.0)
 Proceeds from sales of assets                                             11.9              11.9              11.9
 Decrease (increase) in other assets                                        0.6               0.6               0.6
 Other, net                                                                (0.7)             (0.7)             (0.7)
                                                                        -------           -------           -------
Net Cash Flows Used in Investing Activities                               (48.5)            (48.5)            (48.5)
                                                                        -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Debt repayments                                                          (31.2)            (31.2)            (31.2)
 Increase (decrease) in short-term borrowings                             (14.9)            (14.9)            (14.9)
 Cash dividend payments                                                    (7.5)             (7.5)             (7.5)
 Decrease (increase) in restricted cash                                   (31.0)            (31.0)            (31.7)
 Other, net                                                                 0.2               0.2               0.2
                                                                        -------           -------           -------
Net Cash Flows Used in Financing Activities                               (84.4)            (84.4)            (85.1)
                                                                        -------           -------           -------

Effect of Exchange Rate Changes on Cash                                    (5.8)             (5.8)             (5.8)
                                                                        -------           -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents                      (89.4)           (106.2)           (111.3)
Cash and cash equivalents at beginning of year                            156.9             197.2             147.6
                                                                        -------           -------           -------

Cash and Cash Equivalents at End of Year                                $  67.5           $  91.0           $  36.3
                                                                        =======           =======           =======


CONSOLIDATED STATEMENT OF CASH FLOWS                                        Year ended December 31, 1998
                                                                            ----------------------------
                                                                                                           As
                                                                                                       Previously
                                                                As Restated (b)   As Restated (a)       Reported
Millions                                                        ----------------  ----------------  ----------------
--------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(240.6)          $(241.3)          $(241.3)
Adjustments to reconcile net loss to net cash flows
From operating activities:
 Depreciation, depletion and amortization                                  79.6              79.6              79.6
 Asset write-downs                                                        104.9             104.9             194.9
 Deferred income and mining income taxes                                   (7.1)             (7.1)             (7.1)
 Foreign currency exchange loss (gain), net                                12.4              12.4              12.4
 Equity in losses and impairment charges of Lihir                          96.6              97.9               7.9
 Minority interest in net income (loss)                                     1.1               0.5               0.5
 Increase (decrease) in accrued reclamation costs                           0.6               0.6               0.6
 Change in working capital accounts, net                                   16.3              21.4              21.4
 Decrease in deferred mining costs                                         11.2              11.2              11.2
 Other, net                                                                 2.7              13.9              13.9
                                                                        -------           -------           -------
Net Cash Flows Provided by Operating Activities                            77.7              82.8              82.8
                                                                        -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (46.5)            (46.5)            (46.5)
 Proceeds from sales of assets                                              2.0               2.0               2.0
 New World settlement, net                                                 34.9              34.9              34.9
 Investment in Lihir Gold Limited                                         (11.5)            (11.5)            (11.5)
 Effects on cash of deconsolidation of Niugini Mining                         -                 -             (49.6)
 Decrease (increase) in other assets                                        2.3               2.3               2.3
 Increase in advances to affiliate                                         (4.7)             (4.7)             (4.7)
 Other, net                                                                (1.0)             (1.0)             (1.0)
                                                                        -------           -------           -------
Net Cash Flows Used in Investing Activities                               (24.5)            (24.5)            (74.1)
                                                                        -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Debt repayments                                                          (44.3)            (44.3)            (44.3)
 Increase (decrease) in short-term borrowings                               9.9               9.9               9.9
 Cash dividend payments                                                   (19.0)            (19.0)            (19.0)
 Decrease (increase) in restricted cash                                    10.2              10.2              10.2
 Other, net                                                                (0.5)             (0.5)             (0.5)
                                                                        -------           -------           -------
Net Cash Flows Used in Financing Activities                               (43.7)            (43.7)            (43.7)
                                                                        -------           -------           -------

Effect of Exchange Rate Changes on Cash                                    (2.4)             (2.4)             (2.4)
                                                                        -------           -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents                        7.1              12.2             (37.4)
Cash and cash equivalents at beginning of year                            149.8             185.0             185.0
                                                                        -------           -------           -------

Cash and Cash Equivalents at End of Year                                $ 156.9           $ 197.2           $ 147.6
                                                                        =======           =======           =======

CONSOLIDATED STATEMENT OF CASH FLOWS                                        Year ended December 31, 1997
                                                                            ----------------------------
                                                                                                           As
                                                                                                       Previously
                                                                As Restated (b)   As Restated (a)       Reported
Millions                                                        ----------------  ----------------  ----------------
--------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (9.4)           $ (8.8)           $ (8.8)
Adjustments to reconcile net loss to net cash flows
From operating activities:
 Depreciation, depletion and amortization                                  72.8              72.8              72.8
 Deferred income and mining income taxes                                  (33.8)            (33.8)            (33.8)
 Foreign currency exchange loss (gain), net                                 7.8               7.8               7.8
 Equity in income of Lihir                                                  1.0               (.2)              (.2)
 Minority interest in net income (loss)                                     1.7               2.3               2.3
 Cumulative effect of accounting change                                     3.7               3.7               3.7
 Increase (decrease) in accrued reclamation costs                           4.6               4.6               4.6
 Change in working capital accounts, net                                    1.4               7.6               7.6
 Decrease in deferred mining costs                                          2.2               2.2               2.2
 Other, net                                                                 3.0               3.0               3.0
                                                                         ------            ------            ------
Net Cash Flows Provided by Operating Activities                            55.0              61.2              61.2
                                                                         ------            ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (62.4)            (62.4)            (62.4)
 Proceeds from sales of assets                                              4.7               4.7               4.7
 Decrease (increase) in other assets                                       (0.6)             (0.6)             (0.6)
 Increase in advances to affiliates                                        (3.4)             (3.4)             (3.4)
 Other, net                                                                (1.3)             (1.3)             (1.3)
                                                                         ------            ------            ------
Net Cash Flows Used in Investing Activities                               (63.0)            (63.0)            (63.0)
                                                                         ------            ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash proceeds from borrowings                                            156.7             156.7             156.7
 Debt repayments                                                          (24.5)            (24.5)            (24.5)
 Increase (decrease) in short-term borrowings                             (16.9)            (16.9)            (16.9)
 Cash dividend payments                                                   (18.9)            (18.9)            (18.9)
 Decrease (increase) in restricted cash                                    (3.3)             (3.3)             (3.3)
 Other, net                                                                 0.7               0.7               0.7
                                                                         ------            ------            ------
Net Cash Flows Used in Financing Activities                                93.8              93.8              93.8
                                                                         ------            ------            ------

Effect of Exchange Rate Changes on Cash                                    (1.0)             (1.0)             (1.0)
                                                                         ------            ------            ------

Net Increase (Decrease) in Cash and Cash Equivalents                       84.8              91.0              91.0
Cash and cash equivalents at beginning of year                             65.0              94.0              94.0
                                                                         ------            ------            ------

Cash and Cash Equivalents at End of Year                                 $149.8            $185.0            $185.0
                                                                         ======            ======            ======

                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (Unaudited)

                               QUARTERLY RESULTS





                                                       Foreign         Equity in
                                                       Currency          Income
                                           Opearating   Exchange      (Loss) and               Basic and     Dividends per Share
Millions except                             Income       Gain          Impairment             Diluted Loss   -------------------
Per share amounts               Sales       (Loss)       (Loss)         of Lihir    Net Loss    per Share   Common    Preferred
-----------------------------  -------       ----         ----          --------    --------   ---------    ------    --------
1999 (as restated)(b)
---------------------
First quarter                   $ 53.8       $  (3.8)     $  3.1         $(12.2)   $ (12.6)        $ (.06)    $  -      $0.8125
Second quarter                    53.4          (7.4)        3.7          (14.2)     (15.4)          (.07)         -     0.8125
Third quarter (1)                 54.6         (15.7)        0.1            0.2      (18.1)          (.09)         -     0.8125
Fourth quarter (2)                66.4         (36.1)        1.3          (54.7)     (73.3)          (.33)         -     0.8125
                                ------       -------      ------         ------    -------                              -------
 Total year                     $228.2       $ (63.0)     $  8.2         $(80.9)   $(119.4)          (.55)         -    $3.2500
                                ======       =======      ======         ======    =======                              =======

1998 (as restated)(b)
-----------------------------
First quarter                   $ 78.9       $   3.3      $  0.5         $ (1.4)   $  (1.6)        $ (.02)    $0.025    $0.8125
Second quarter                    68.3          (2.2)       (5.9)          (1.3)      (9.3)          (.05)         -     0.8125
Third quarter                     70.0           3.7        (7.2)          (1.8)      (7.7)          (.04)     0.025     0.8125
Fourth quarter (3)                59.4        (114.9)        0.2          (92.1)    (222.0)          (.98)         -     0.8125
                                ------       -------       ------         ------    -------                    ------    -------
 Total year                     $276.6       $(110.1)     $(12.4)        $(96.6)   $(240.6)         (1.08)    $0.050    $3.2500
                                ======       =======       ======         ======    =======                    ======    =======

                                                       Foreign         Equity in
                                                       Currency          Income
                                           Opearating   Exchange      (Loss) and               Basic and     Dividends per Share
Millions except                             Income       Gain          Impairment             Diluted Loss   -------------------
Per share amounts               Sales       (Loss)       (Loss)         of Lihir    Net Loss    per Share   Common    Preferred
-----------------------------  -------       ----         ----          --------    --------   ---------    ------    --------

1999 (as restated)(a)
---------------------
First quarter                   $ 53.8       $  (3.8)        $  3.1         $(12.2)   $ (12.6)        $ (.06)    $  -      $0.8125
Second quarter                    53.4          (7.4)           3.7          (14.2)     (15.4)          (.07)         -     0.8125
Third quarter (1)                 54.6         (15.7)           0.1            0.2      (18.1)          (.09)         -     0.8125
Fourth quarter (2)                66.4         (36.1)           1.3          (54.7)     (73.3)          (.33)         -     0.8125
                                ------       -------         ------         ------    -------                              -------
 Total year                     $228.2       $ (63.0)        $  8.2         $(80.9)   $(119.4)          (.55)         -    $3.2500
                                ======       =======         ======         ======    =======                              =======

1998 (as restated)(a)
--------------------
First quarter                   $ 78.9       $   3.3         $  0.5         $ (1.4)   $  (1.6)        $ (.02)    $0.025    $0.8125
Second quarter                    68.3          (2.2)          (5.9)          (1.3)      (9.3)          (.05)         -     0.8125
Third quarter                     70.0           3.7           (7.2)          (1.8)      (7.7)          (.04)     0.025     0.8125
Fourth quarter (3)                59.4        (114.9)           0.2          (93.4)    (222.7)          (.98)         -     0.8125
                                ------       -------         ------         ------    -------                    ------    -------
 Total year                     $276.6       $(110.1)        $(12.4)        $(97.9)   $(241.3)         (1.08)    $0.050    $3.2500
                                ======       =======         ======         ======    =======                    ======    =======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (Unaudited)

                               QUARTERLY RESULTS


                                         Gain (Loss)                    Foreign                  Basic and
                                          on Assets    Operating        Currency                  Diluted
Millions except                           Held for      Income        Exchange Gain   Net          Loss     Dividends per Share
per share amounts               Sales       Sale        (Loss)           (Loss)      Loss       Per Share    Common   Preferred
-----------------               ----        ----        ------           ------      ----       ---------    ------   ---------
1999 (as previously
-------------------
reported)
---------
First quarter                 $ 53.8       $(10.4)     $ (14.8)          $  3.1   $ (11.9)       $ (.06)    $    -    $0.8125
Second quarter                  53.4         (9.5)       (17.2)             3.7     (15.4)         (.07)         -     0.8125
Third quarter (1)               54.6          6.6         (9.2)             0.1     (12.1)         (.06)         -     0.8125
Fourth quarter (2)              66.4        (33.3)       (69.1)             1.3     (80.0)         (.36)         -     0.8125
                              ------        ------     -------           ------   -------                             -------
 Total year                   $228.2       $(46.6)     $(110.3)          $  8.2   $(119.4)         (.55)         -    $3.2500
                              ======        ======     =======           ======   =======                             =======

1998 (as previously
-------------------
reported)
---------


First quarter                 $ 78.9      $      -     $   3.3           $  0.5   $  (1.6)       $ (.02)    $0.025    $0.8125
Second quarter                  68.3             -        (2.2)            (5.9)     (9.3)         (.05)         -     0.8125
Third quarter                   70.0             -         3.7             (7.2)     (7.7)         (.04)     0.025     0.8125
Fourth quarter (4)              59.4             -      (204.9)             0.2    (222.7)         (.98)         -     0.8125
                              ------                   -------           ------   -------                 --------    -------
 Total year                   $276.6             -     $(200.1)          $(12.4)  $(241.3)        (1.08)    $0.050    $3.2500
                              ======                   =======           ======   =======                 ========    =======

(1) Includes a $9.5 million environmental remediation charge related to the San Luis property (see Note 14).

(2)  Includes a $35.9 million write-off of the investment in Crown Jewel (see
     Note 7) and a $7.7 million net charge related to deferred tax assets (see
     Note 10).

(3) Includes before and after-tax charges of $104.9 million for asset write-downs (see Note 7).

(4) Includes before and after-tax charges of $194.9 million for asset write-downs.

                         INDEX TO FINANCIAL STATEMENTS

II. LIHIR GOLD LIMITED

Report of the independent accountants                                                     85
  Profit and loss accounts for the years ended December 31, 1999, 1998 and 1997.........  86
  Balance sheets as at December 31, 1999, 1998 and 1997.................................  87
  Statements of changes in equity for the years ended December 31, 1999, 1998 and 1997..  88
  Statements of cash flows for the years ended December 31, 1999, 1998 and 1997.........  89
  Notes to the financial statements.....................................................  90


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

International Accounting Standards vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of operating profit after income tax for the years ended December 31, 1999, 1998 and 1997, and the determination of shareholders' equity and financial position at December 31, 1999, 1998 and 1997, to the extent summarised in Note 28 to the financial statements.


/s/ PricewaterhouseCoopers
--------------------------
PricewaterhouseCoopers


Port Moresby, Papua New Guinea
12 May, 2000

                               LIHIR GOLD LIMITED
                            PROFIT AND LOSS ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                       NOTE             1999                  1998                  1997
                                                                      US$ 000               US$ 000               US$ 000

Sales Revenue                                                               206,574               184,718                56,966
                                                              -----------------------------------------------------------------

Costs and expenses
  Mining expenses                                                           (70,703)              (62,261)              (15,562)
  Processing costs                                                          (37,594)              (30,339)               (5,609)
  Power generation costs                                                    (13,570)              (11,097)               (3,264)
  Impairment of low grade stockpile inventory                                     -                (9,370)                    -
  Refining, royalty and management fees                      5               (8,046)               (7,548)               (2,042)
  Deferred costs transferred to inventories                                  25,593                15,258                11,588
  Depreciation and amortisation                              5              (54,153)              (46,123)               (8,918)
  General and administrative costs                           5              (32,351)              (19,726)               (8,427)
                                                              -----------------------------------------------------------------
Total costs and expenses                                                   (190,824)             (171,206)              (32,234)


PROFIT FROM OPERATING ACTIVITIES                                             15,750                13,512                24,732
Interest income                                                               3,202                 3,654                   633
Finance costs                                                               (29,322)              (32,624)               (7,226)

                                                              -----------------------------------------------------------------
PROFIT/(LOSS) BEFORE INCOME TAX                              5              (10,370)              (15,458)               18,139

Income tax benefit/(expense)                                14                2,989                 5,186                (6,338)

                                                              -----------------------------------------------------------------
NET PROFIT/(LOSS) FOR THE YEAR                                               (7,381)              (10,272)               11,801

Accumulated profits at the beginning of the year                              1,529                11,801                     -
                                                              -----------------------------------------------------------------
Total available for appropriation                                            (5,852)                1,529                11,801
                                                              -----------------------------------------------------------------
ACCUMULATED PROFITS/(LOSSES) AT THE END OF THE
 YEAR                                                                        (5,852)                1,529                11,801

                                                              -----------------------------------------------------------------

Earnings per share (US$ per share)
- Basic and diluted                                         26             (0.01)                 (0.01)                0.01

        The accompanying notes form part of these financial statements.

                               LIHIR GOLD LIMITED
             BALANCE SHEETS AS AT DECEMBER 31, 1999, 1998, AND 1997

                                                                             1999             1998          1997
                                                                  NOTE     US$ 000          US$ 000        US$ 000
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            6         46,875            82,459     30,640
Inventories                                                          8         31,883            22,054     21,953
Receivables                                                          9          9,832             3,739      3,313
Prepayments                                                                     4,824             3,410      2,969
Deferred mining costs                                                           1,298             8,376      3,049
Other financial assets                                              10          4,424             4,469      3,246
                                                                      --------------------------------------------
     Total current assets                                                      99,136           124,507     65,170
NON-CURRENT ASSETS
Inventories                                                          8         16,228             6,804      4,262
Receivables                                                                         5                 5          5
Prepayments                                                                         -                 -        413
Deferred mining costs                                                          40,962            20,494      9,443
Mine properties                                                     11        862,593           882,983    889,049
Deferred tax asset                                                              8,417             1,153         64
Other financial assets                                              10          8,345            12,781     17,250
                                                                      --------------------------------------------

     Total Non-current assets                                                 936,550           924,220    920,486
                                                                      --------------------------------------------
     TOTAL ASSETS                                                           1,035,686         1,048,727    985,656
                                                                      ============================================

LIABLITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    12         26,300            27,442     19,459
Provisions                                                          13          5,234             1,508        579
Borrowings                                                          22         43,009            44,430     26,623
Deferred hedging income                                             23          3,592               684          -
Retentions                                                                          -                 -        421
                                                                      --------------------------------------------
     Total current liabilities                                                 78,135            74,064     47,082
NON-CURRENT LIABILITIES
Provisions                                                          13          8,418             8,719        262
Borrowings                                                          22        115,552           273,869    299,328
Deferred hedging income                                             23         14,406               684          -
Deferred tax liability                                                          5,802             1,549      5,869
                                                                      --------------------------------------------
     Total non-current liabilities                                            144,178           284,821    305,459
                                                                      --------------------------------------------
     TOTAL LIABILITIES                                                        222,313           358,885    352,541
                                                                      --------------------------------------------
SHAREHOLDERS' EQUITY
1,083,205,726 fully paid issued ordinary shares                     18        819,225           688,313    621,314
Accumulated profits/(losses)                                                   (5,852)            1,529     11,801
                                                                      --------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                               813,373           689,842    633,115
                                                                      --------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  1,035,686         1,048,727    985,656
                                                                      ============================================
COMMITMENTS                                                         20
CONTINGENT LIABILITIES                                              21

        The accompanying notes form part of these financial statements.

                               LIHIR GOLD LIMITED
                         STATEMENTS OF CHANGES IN EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                            SHARE           RETAINED
                                                                           CAPITAL          EARNINGS         TOTAL
                                                                  NOTE     US$ 000          US$ 000         US$ 000
Balance at 1 January 1997                                                     621,314                 -      621,314
                                                                      ----------------------------------------------

Net profit/(loss) for the year                                                      -            11,801       11,801
                                                                      ----------------------------------------------
Balance at December 31, 1997                                                  621,314            11,801      633,115
                                                                      ----------------------------------------------

Net profit/(loss) for the year                                                      -           (10,272)     (10,272)
Issue of share capital                                                         66,999                 -       66,999
                                                                      ----------------------------------------------

Balance at December 31, 1998                                        18        688,313             1,529      689,842
                                                                      ----------------------------------------------

Net profit/(loss) for the year                                                      -            (7,381)      (7,381)
Issue of share capital                                                        130,912                 -      130,912
                                                                      ----------------------------------------------

Balance at December 31, 1999                                        18        819,225            (5,852)     813,373
                                                                      ----------------------------------------------

        The accompanying notes form part of these financial statements.

                               LIHIR GOLD LIMITED
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                               1999             1998        1997
                                                                              US$ 000          US$ 000     US$ 000
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts from operating activities                                            206,574           184,718     56,966
Payments arising from operating activities                                   (172,184)         (132,049)   (50,466)
                                                                      --------------------------------------------

                                                                               34,390            52,669      6,500
Interest income                                                                 3,202             3,654        633
Interest paid to third parties                                                (29,322)          (32,624)    (6,135)
Income taxes paid                                                                   -                 -          -
                                                                      --------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                        8,270            23,699        998
                                                                      --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property plant and equipment                                     (33,378)          (32,518)  (263,612)
Interest paid and capitalised on qualifying assets                                  -                 -    (12,275)
Proceeds from sale of fixed assets                                                 28                 -          -
                                                                      --------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                      (33,350)          (32,518)  (275,887)
                                                                      --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from borrowings                                                            -             4,900    261,527
Restructure of hedge book                                                      20,586                 -          -
Repayment of term debt                                                       (162,002)          (11,262)         -
Proceeds from issue of shares                                                 130,912            67,000          -
                                                                      --------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      (10,504)           60,638    261,527
                                                                      --------------------------------------------

                                                                      --------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                          (35,584)           51,819    (13,362)
                                                                      --------------------------------------------


Cash and cash equivalent balance at beginning of year                          82,459            30,640     44,002
Cash and cash equivalent balance at end of year                                46,875            82,459     30,640
                                                                      --------------------------------------------
                                                                              (35,584)           51,819    (13,362)
                                                                      --------------------------------------------

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

(b)  DEVELOPMENT PROPERTIES

     A property is classified as a development property when a mine plan has been prepared, proved and probable resources have been established, and the Company has decided to commercially develop the property. Development expenditure is accumulated separately for each area of interest in which economically recoverable mineral reserves have been identified and are reasonably assured.

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

     During the three years ended December 31, 1999, the Company has had no properties in the development stage. No exploration, evaluation or development expenditures are currently being incurred or capitalised.

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

(d)  CAPITALISATION OF FINANCING COSTS


     Interest and other financing costs that are directly attributable to the acquisition, construction or production of a qualifying asset are capitalised as part of the cost of that asset. To the extent that funds are borrowed specifically for the purpose of obtaining a qualifying asset, the amount of borrowing costs eligible for capitalisation on that asset is determined as the actual borrowing costs incurred on that borrowing during the period. Capitalisation of borrowing costs ceases when substantially all the activities necessary to prepare the qualifying asset for its intended use or sale are complete. Interest earned on the temporary investment of borrowed funds and funds received in connection with the sale of equity securities prior to the expenditure being made is deducted from interest paid on the borrowed funds in arriving at the amounts so capitalised.

     Prior to the commencement of commercial production in 1997, the amount of interest costs eligible for capitalisation was based on the actual interest costs incurred because the borrowings were incurred to fund development of the mine property. Capitalisation of borrowing costs ceased following the commissioning of the assets upon commencement of commercial production. These are amortised using the unit-of-production method based on recoverable gold ounces. For the years ended December 31, 1999, 1998 and 1997, interest costs of $ Nil million, $Nil million and $12.275 million, respectively, were capitalised.

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

     Approximately 99% of all fixed assets are depreciated according to the units-of-use method, using recoverable ounces of gold as the determinant. These assets have a remaining useful life of approximately 21 years. Those assets depreciated on a straight line basis are done so predominantly over a life of 5 years.


FIXED ASSET CLASSIFICATION         PERCENTAGE                PERCENTAGE
                                   DEPRECIATED               DEPRECIATED
                                        AS                 AS STRAIGHT LINE
                                   UNITS-OF-USE
Deferred Expenditure                   100%                        -
Exploration                            100%                        -
Land & Buildings                       100%                        -
Plant & Equipment                       98%                        2%
Grand Total                             99%                        1%

     The classification of "Land and Buildings" does not include freehold land as depreciable assets. The Company does not own any freehold land, and only occupies land by leasehold tenure. All lease costs are expensed as incurred.

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

(g)  IMPAIRMENT OF ASSETS

     The Company has adopted IAS 36 "Impairment of Assets" in fiscal 1998. Impairments of assets are recognised whenever the carrying amount of an asset exceeds its recoverable amount. The recoverable amount is measured as the higher of net selling price and value in use. Value in use for individual assets is calculated by discounting future cash flows using a risk adjusted pre-tax discount rate. As there were no impairment losses in the year ended 31 December 1998, no transitional adjustments were necessary.

(h)  RESTORATION, REHABILITATION AND ENVIRONMENTAL EXPENDITURE

     In accordance with IAS 37 "Provisions, Contingent Liabilities and Contingent Assets", a provision is raised for anticipated expenditure to be made on restoration and rehabilitation to be undertaken after mine closure. These costs may include the costs of dismantling and demolition of infrastructure or decommissioning, the removal of residual material and the remediation of disturbed areas. The provision is only raised in respect of damage incurred up to balance date. The amount of any provision recognised is the full amount that has been estimated based on

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

     current costs to be required to settle present obligations, discounted using a pre-tax risk-free interest rate of 2.5%. Estimates of future costs are reassessed annually.

     A corresponding asset, which represents future economic benefits, is raised and subsequently amortised using the units of production method.

     The Company's restoration, rehabilitation and environmental expenditure policy identifies the environmental, social and engineering issues to be considered and the procedures to be followed when providing for costs associated with the site closure. Site rehabilitation and closure involves the dismantling and demolition of infrastructure not intended for subsequent community use, the removal of residual materials and the remediation of disturbed areas. Community requirements and long term land use objectives are also taken into account.

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

(j)  DEFERRED MINING COSTS

     Direct expenditure on mining is brought to account for each phase of the mine's development based on the estimated ratio of waste to ore for that phase. During the mining period the actual ratio of waste to ore removed for each phase varies from year to year. In periods where more than the average amount of waste is removed the surplus is transferred to the deferred mining cost account. It is subsequently expensed during periods where the waste to ore ratio is less than the average. The average amount of waste to be removed is assessed according to each mining phase, and not over the entire life of the mine. The current portion of the deferred mining costs represent the unamortised costs that are expected to be recouped within 12 months as mining is completed for that phase.

(k)  REVENUE RECOGNITION

     Sales are recognised as revenue only when there has been a passing of risk to the customer, and:

     n the product is in a form suitable for delivery and no further processing is required by, or on behalf of, the Company;

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

     n the quantity and quality (grade) of the product can be determined with reasonable accuracy;

     n the product has been despatched to the customer and is no longer under the physical control of the Company (or property in the product has earlier passed to the customer);

     n    the selling price can be measured reliably;

     n it is probable that the economic benefits associated with the transaction will flow to the Company; and

     n the costs incurred or to be incurred in respect of the transaction can be measured reliably.

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

(o)  INCOME TAX

     Tax effect accounting procedures are followed using the liability method for all temporary differences arising between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. Income tax on temporary differences is set aside to the deferred tax liability and deferred tax asset accounts at current rates. Deferred tax assets relating to deductible temporary differences and tax losses is only carried forward as an asset to the extent that it is probable that future taxable profit will be available against which the deductible temporary differences and tax losses can be utilised.

(p)  LEASES

     Lease payments for operating leases, where substantially all the risks and benefits remain with the lessor, are charged as expenses in the periods in which they are incurred.

(q)  CASH AND CASH EQUIVALENTS

     For the purpose of the statement of cash flows and balance sheet, cash includes:

     (i) cash on hand and at call deposits with banks or financial institution, net of bank overdrafts; and

     (ii) investments in money market instruments with less than 90 days to maturity from the date of acquisition.

(r)  COMPARATIVE FIGURES

     Where necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

(s)  ROUNDING OF AMOUNTS

     The financial statements and directors' report have been rounded to the nearest thousand dollars.

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

(v)  RECENTLY ISSUED ACCOUNTING STANDARDS

     IAS 10 (revised) - Events After the Balance Sheet Date: This standard will be operative for periods beginning on or after 1 January 2000 and will be adopted by the Company from the operative date. The standard will impact on the treatment of events depending on whether the occurrence of such events provide additional evidence of conditions which existed at the balance sheet date or not. Material events for which conditions existed at the balance sheet date will be required to be adjusted. The nature and estimated financial effect of all other material events which occur after the balance sheet date will be required to be disclosed.

     IAS 22 - Business Combinations: This standard will apply to accounting for business combinations. It is operative for periods beginning on or after 1 July 1999 and will be adopted by the Company from 1 January 2000 to account for its acquisition of Niugini Mining Limited which occurred in February 2000. In adopting this standard, the Niugini Mining Limited acquisition will be accounted for using the purchase accounting method. IAS 22 was revised to be consistent with IAS 36 Impairment of Assets, IAS 37 Provisions, Contingent Liabilities and Contingent Assets and IAS 38 Intangible Assets. The major change is that negative goodwill is recognised on the balance sheet in certain circumstances and there is now a rebuttable presumption that the useful life of goodwill will not exceed twenty years from initial recognition and it will be amortised on a systematic basis over its useful life.

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

     IAS 39 - Financial Instruments: Recognition and Measurement: This standard establishes accounting and reporting standards for derivative instruments and hedging activity. IAS 39 is effective for all periods beginning after 1 January 2001. IAS 39 requires recognition of all financial instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the financial instrument's fair value will be recognised in earnings unless specific hedge accounting criteria are met. Gains and losses on hedging instruments must be recorded in the statement of recognised gains and losses/ other comprehensive income and recycled to the income statement. The Company plans to adopt the statement on January 1, 2001. The Company envisages that the main impact on its financial statements upon adoption of this standard, will be the first time recognition in the balance sheet of its derivative financial instruments at their fair values. "

NOTE 2:    SPECIAL MINING LEASE

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 5:  OPERATING PROFIT

                                                                                                US$ 000
                                                                                1999              1998              1997
Operating loss before taxation has been determined after crediting /
 (charging):
Refining, royalty and management fees
Refining costs                                                                       (661)             (525)             (162)
Royalties on sales                                                                 (4,074)           (3,792)           (1,077)
Management fees                                                                    (3,311)           (3,231)             (803)
                                                                        ---------------------------------------------------
                                                                                   (8,046)           (7,548)           (2,042)
Depreciation and amortisation
Amortisation of hedging gains                                                       3,956                 -                 -
Amortisation of  hedging costs                                                     (4,481)           (3,246)                -
Depreciation and amortisation costs on mine properties                            (53,129)          (43,051)           (8,918)
Other                                                                                (499)              174                 -
                                                                        ---------------------------------------------------
                                                                                  (54,153)          (46,123)           (8,918)
General and administrative costs
Net foreign exchange gains/(losses)                                                  (589)            2,096                30
Provisions for employee benefits                                                   (2,225)           (2,614)             (207)
Provision for stores stock obsolescence                                            (1,000)                -                 -
Provision for doubtful debts                                                         (195)                -                 -
Donations and community assistance                                                   (235)              (60)               (3)
Staff costs                                                                       (14,879)          (13,450)           (3,862)
Operating lease rentals                                                              (902)           (1,368)             (290)
Other costs                                                                       (12,326)           (4,330)           (4,095)
                                                                        ---------------------------------------------------
                                                                                  (32,351)          (19,726)           (8,427)

NOTE 6:  CASH AND CASH EQUIVALENTS

                                                                                               US$ 000
                                                                               1999             1998             1997
Cash at bank and on hand                                                           20,537           39,245            5,364
Short term deposits with financial institutions                                    26,338           43,214           25,276
                                                                        ---------------------------------------------------
                                                                                   46,875           82,459           30,640
                                                                        ---------------------------------------------------

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 7:  STATEMENT OF CASH FLOWS

                                                                                                  US$ 000
                                                                                1999               1998               1997
Reconciliation of cash flow from operating activities to operating profit after tax

Operating profit/(loss) after tax                                                   (7,381)           (10,272)            11,801
Depreciation and amortisation                                                       54,153             46,123              8,918
Loss on disposal of assets                                                             243                170                (17)
Impairment of low grade stockpiles                                                       -              9,370                  -
(Increase)/Decrease in debtors                                                      (7,507)              (454)            (4,665)
(Increase)/Decrease in inventories                                                 (19,253)           (12,013)           (11,442)
(Increase)/Decrease in future income tax benefit                                    (7,264)            (1,089)               (64)
(Increase)/Decrease in other assets                                                (13,390)           (16,378)            (9,642)
(Decrease)/Increase in creditors                                                     1,112              7,983                548
(Decrease)/Increase in deferred tax                                                  4,253             (4,320)             5,869
(Decrease)/Increase in rehabilitation                                                1,079                600                  -
(Decrease)/Increase in other provisions                                              2,225              3,979               (308)
                                                                        ---------------------------------------------------
Net cash flow from operating activities                                              8,270             23,699                998
                                                                        --------------------------------------------------------

NOTE 8:  INVENTORIES

                                                                                               US$ 000
                                                                               1999             1998             1997
CURRENT
Stores                                                                             26,167           18,117           14,354
Less: Provision for obsolescence                                                    1,000                -                -
                                                                        ---------------------------------------------------
                                                                                   25,167           18,117           14,354
Production work in progress                                                         1,658            1,556            4,811
Finished goods                                                                      1,979            1,053                -
Ore stockpiles                                                                      3,079            1,328            2,788

                                                                        ---------------------------------------------------
Total current inventories                                                          31,883           22,054           21,953

NON-CURRENT
Ore stockpiles                                                                     16,228            6,804            4,262
                                                                        ---------------------------------------------------
Total inventories                                                                  48,111           28,858           26,215
                                                                        ---------------------------------------------------

Current stockpiled ore mainly relates to Run-Of-Mine ("ROM") stockpile and crushed ore stocks ready for processing into finished goods in the current period. These are valued at cost which includes mining costs, costs of conversion (crushing and conveying costs) and an allocation of fixed and variable production overheads based on their contained gold. Non-current stockpiles are expected to be processed over the remaining life of mine commencing in 2011. Finished goods at December 31, 1999 included 9,597 ounces of gold ore on hand in the bullion room on site. The cost of finished goods inventory is stated at the lower or cost or net realizable value.

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 9:  RECEIVABLES

                                                                                               US$ 000
                                                                               1999             1998             1997
CURRENT
Insurance claims receivable                                                             -                -              805
Other amounts receivable from:
- third parties                                                                    10,027            3,739            2,508
Less: Provision for doubtful debts                                                    195                -                -
                                                                        ---------------------------------------------------
                                                                                    9,832            3,739            3,313
                                                                        ---------------------------------------------------

NOTE 10:  OTHER FINANCIAL ASSETS

                                                                                               US$ 000
                                                                               1999             1998             1997
CURRENT
Hedging costs                                                                       4,424            4,469            3,246

NON-CURRENT
Hedging costs                                                                       8,345           12,781           17,250
                                                                        ---------------------------------------------------
Total Other Financial Assets                                                       12,769           17,250           20,469
                                                                        ---------------------------------------------------

NOTE 11:  MINE PROPERTIES

                                                                                                US$ 000
                                                                                1999              1998              1997
PLANT AND EQUIPMENT
  Cost brought forward                                                            416,458           412,024                 -
  Transfers from capital works in progress                                         44,037             4,562           412,225
  Transfer to other mine properties                                                (1,831)              (26)                -
  Acquisitions and disposals                                                         (499)             (102)             (201)

  Cost carried forward                                                            458,165           416,458           412,024

  Depreciation brought forward                                                    (25,647)           (4,549)                -
  Charge for the year                                                             (26,483)          (21,107)           (4,566)
  Transfer to other mine properties                                                   756                 -                 -
  Disposals                                                                           228                 9                17
                                                                        ---------------------------------------------------
  Depreciation carried forward                                                    (51,146)          (25,647)           (4,549)
                                                                        ---------------------------------------------------
  Net book value                                                                  407,019           390,811           407,475
                                                                        -----------------------------------------------------

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

                                                                                                US$ 000
                                                                                1999              1998              1997
LAND AND BUILDINGS
  Cost brought forward                                                             71,596            71,496                 -
  Transfers from capital works in progress                                          5,274                74            71,496
  Transfers from other mine properties                                                  -                26                 -
                                                                        ---------------------------------------------------
  Cost carried forward                                                             76,870            71,596            71,496

  Depreciation brought forward                                                     (3,906)             (643)                -
  Charge for the year                                                              (4,038)           (3,262)             (643)
  Transfers from other mine properties                                                 (1)               (1)                -
                                                                        ---------------------------------------------------
  Depreciation carried forward                                                     (7,945)           (3,906)             (643)

                                                                        ---------------------------------------------------
  Net book value                                                                   68,925            67,690            70,853
                                                                        -----------------------------------------------------

CAPITALISED EXPLORATION
  Cost brought forward                                                            146,374           146,374                 -
  Transfers from capital works in progress                                              -                 -           146,374
  Acquisitions and disposals                                                            -                 -                 -
                                                                        ---------------------------------------------------
  Cost carried forward                                                            146,374           146,374           146,374

  Depreciation brought forward                                                     (7,998)           (1,317)                -
  Charge for the year                                                              (8,053)           (6,681)           (1,317)
  Disposals                                                                             -                 -                 -
                                                                        ---------------------------------------------------
  Depreciation carried forward                                                    (16,051)           (7,998)           (1,317)

                                                                        ---------------------------------------------------
  Net book value                                                                  130,323           138,376           145,057
                                                                        -----------------------------------------------------

DEFERRED EXPENDITURE
  Cost brought forward                                                            263,285           264,484                 -
  Transfers from capital works in progress                                            523               443           264,484
  Transfer from other mine properties                                               1,831                 -                 -
  Acquisitions and disposals                                                            -            (1,642)                -
                                                                        ---------------------------------------------------
  Cost carried forward                                                            265,639           263,285           264,484

  Depreciation brought forward                                                    (14,393)           (2,392)                -
  Charge for the year                                                             (14,555)          (12,001)           (2,392)
  Transfers from other mine properties                                               (755)                -                 -
                                                                        ---------------------------------------------------
  Depreciation carried forward                                                    (29,703)          (14,393)           (2,392)

                                                                        ---------------------------------------------------
  Net book value                                                                  235,936           248,892           262,092
                                                                        -----------------------------------------------------

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

                                                                                                US$ 000
                                                                                1999              1998              1997
SUBTOTAL
  Cost brought forward                                                            897,713           894,378                 -
  Transfers from capital works in progress                                         49,834             5,079           894,579
  Acquisitions and disposals                                                         (499)           (1,744)             (201)
                                                                        ---------------------------------------------------
  Cost carried forward                                                            947,048           897,713           894,378

  Depreciation brought forward                                                    (51,944)           (8,901)                -
  Charge for the year                                                             (53,129)          (43,051)           (8,918)
  Disposals                                                                           228                 8                17
                                                                        -----------------------------------------------------
  Depreciation carried forward                                                   (104,845)          (51,944)           (8,901)

                                                                        -----------------------------------------------------
  Net book value                                                                  842,203           845,769           885,477
                                                                        -----------------------------------------------------

CAPITAL WORKS IN PROGRESS

  Cost brought forward                                                             30,939             3,572           670,412
  Acquisitions and disposals                                                       33,378            32,446           227,739
  Transfers to mine properties                                                    (49,834)           (5,079)         (894,579)
  Costs carried forward                                                            14,483            30,939             3,572

REHABILITATION
  Cost brought forward                                                              6,775                 -                 -
  Acquisitions and disposals                                                          121             6,775                 -
                                                                        -----------------------------------------------------
  Cost carried forward                                                              6,896             6,775                 -

  Amortisation brought forward                                                       (500)                -                 -
  Charge for the year                                                                (489)             (500)                -
  Disposals                                                                             -                 -                 -
                                                                        -----------------------------------------------------
  Amortisation carried forward                                                       (989)             (500)                -
                                                                        -----------------------------------------------------

                                                                        -----------------------------------------------------
  Net book value                                                                    5,907             6,275                 -
                                                                        -----------------------------------------------------

                                                                        -----------------------------------------------------
TOTAL MINE PROPERTIES                                                             862,593           882,983           889,049
                                                                        -----------------------------------------------------

NOTE 12:  ACCOUNTS PAYABLE

                                                                                               US$ 000
                                                                               1999             1998             1997
CURRENT
   Trade creditors and accruals                                                    23,898           24,056           17,510
   Amounts payable to related bodies                                                2,402            3,386            1,949
                                                                        ---------------------------------------------------
                                                                                   26,300           27,442           19,459
                                                                        ---------------------------------------------------

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS


NOTE  13:    PROVISIONS

                                                      US$ 000
                                      1999             1998             1997
CURRENT
Employee provisions - current        5,234            1,508              579


NON CURRENT
Employee provisions - non current      443            1,944              262
Rehabilitation provision             7,975            6,775                -
                                 -------------------------------------------
                                     8,418            8,719              262

                                 -------------------------------------------
Total provisions                    13,652           10,227              841
                                 -------------------------------------------


Employee entitlements include provisions for annual leave, superannuation and service bonus.


Current employee provisions relate to the following short-term benefits which are payable within 12 months:


                                    US$ `000
                              ------------------
Annual leave                                 594
Rio Superannuation                         1,458
Service bonus                              3,182
                              ------------------
Total                                      5,234
                              ------------------



The Rio Superannuation are contributions which are due and payable by the Company to an independent superannuation fund.


The service bonus is a Company scheme whereby employees contribute 10% of their gross fortnight/monthly salary to the Company and are entitled to receive back their contributions plus a further 10% from the Company to be paid out in March 2000.


All non-current employee provisions relate to long-service leave entitlements and are determined in accordance with the requirements for other long-term employee benefits.

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 14:    INCOME TAX


INCOME TAX (BENEFIT)/EXPENSE HAS BEEN CALCULATED AS FOLLOWS:

                                                                                                US$ 000
                                                                                1999              1998              1997

PROFIT/(LOSS) FOR THE YEAR                                                        (10,370)          (15,458)           18,139

Prima facie income tax credit on operating loss at 35%                             (3,629)           (5,410)            6,348

Tax effect of exempt and non-deductible items
- non-deductible entertainment                                                          1                 5                 -
- non-deductible superannuation                                                       174               180                 -
- non-deductible rehabilitation                                                       384                13                 -
- exempt interest income                                                                -               (59)              (10)
                                                                        -----------------------------------------------------
INCOME TAX ADJUSTED FOR PERMANENT DIFFERENCES                                      (3,070)           (5,271)            6,338

Under provision in previous years                                                      81                85                 -
                                                                        -----------------------------------------------------

INCOME TAX (BENEFIT)/EXPENSE ATTRIBUTABLE TO OPERATING PROFIT                      (2,989)           (5,186)            6,338
                                                                        -----------------------------------------------------

DEFERRED TAX PROVISION

Balance carried forward                                                            (5,802)           (1,549)           (5,869)
This balance comprises the tax effects of:
  Depreciation                                                                     (4,693)             (666)           (5,033)
  Prepayments                                                                        (710)             (883)             (836)
  Other                                                                              (399)                -                 -
                                                                        -----------------------------------------------------
                                                                                   (5,802)           (1,549)           (5,869)
                                                                        -----------------------------------------------------
FUTURE INCOME TAX BENEFIT

Balance carried forward                                                             8,417             1,153                64
This balance comprises the tax effects of:
  Provisions                                                                        2,097               890                39
  Deferred hedging income                                                           6,299                 -                 -
  Other                                                                                21               263                25
                                                                        -----------------------------------------------------
                                                                                    8,417             1,153                64
                                                                        -----------------------------------------------------

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

(b) The number of employees, not including directors, whose remuneration and benefits exceeded K100,000 fall into the following bands:

                                                    NUMBER OF EMPLOYEES
                                               1999        1998        1997
                 US$
          $37,501 - $41,250                       9           2           7
          $41,251 - $45,000                       8           2           4
          $45,001 - $48,750                       5           3          18
          $48,751 - $52,500                       3           5           6
          $52,501 - $56,250                       4          18           9
          $56,251 - $60,000                       4           7           4
          $60,001 - $63,750                       3           7           6
          $63,751 - $67,500                       3           5           -
          $67,501 - $71,250                       3           6           -
          $71,251 - $75,000                       1           2           4
          $75,001 - $78,750                       2           2           -
          $78,751 - $82,500                       6           -           1
          $82,501 - $86,250                       -           2           -
          $86,251 - $90,000                       1           1           1
          $90,001 - $93,750                       6           -           -
          $93,751 - $97,500                       9           -           -
          $97,501 - $101,250                      4           2           -
         $101,251 - $105,000                      3           -           -
         $105,001 - $108,750                      5           -           -
         $108,750 - $112,500                      3           -           1
         $112,501 - $116,250                      2           1           -
         $116,251 - $120,000                      3           -           -
         $120,001 - $123,750                      3           -           -
         $123,751 - $127,500                      1           -           -
         $131,251 - $135,000                      1           -           -
         $135,001 - $138,750                      1           -           -
         $153,750 - $157,500                      1           -           -
         $172,501 - $176,250                      2           -           -
         $183,751 - $187,500                      1           -           -
         $202,501 - $206,250                      1           -           -

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


For both funds the Company has a defined contribution obligation.

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

IAS 19 "Employee Benefits" was adopted on 1 January, 2000. The transitional effect of this standard was immaterial. No adjustments were required.

NOTE 17:  AUDITORS' REMUNERATION

Fees received by the Company's auditors for:                                   1999              1998             1997
- auditing the accounts                                                          85                85              110
- other services                                                                 54                70               51


NOTE 18:    SHARE CAPITAL


                                                                                                 US$ 000
                                                                                 1999             1998             1997
(a)  Issued and paid up capital

    Opening balance                                                           688,313          621,314          621,314
    Shares issued                                                             130,912           66,999                -
                                                                          ---------------------------------------------------
         Closing balance                                                      819,225          688,313          621,314
                                                                          ---------------------------------------------------

                                                                                            No. of shares 000
                                                                                 1999             1998             1997
(b)  Issued and paid up capital

    Opening balance                                                           941,919          900,000          900,000
    Shares issued                                                             141,287           41,919                -
                                                                          ---------------------------------------------------
        Closing balance                                                     1,083,206          941,919          900,000
                                                                          ---------------------------------------------------

All shares in the Company are ordinary shares, all being of the same class, having equal participation and voting rights. In accordance with the Papua New Guinea Companies Act, there is no requirement for the company to have authorised capital, or a par value for issued shares.

In 1995 the Company granted to Sponsors, options on 7,200,000 shares at a price 15% above the final institutional price of US$1.19 in consideration for their agreement to underwrite the over-allotment options under the Company's Global Offering. Of these, 2.6 million options lapsed in February 2000 as a result of the merger with Niugini Mining Limited, and the remainder expire in August 2000.

In October 1999 the Company granted 12,531,170 options to Mineral Resources Lihir Limited, exercisable in whole or part at any time up to and including 31 January 2000 at market price less a discount of 13.17%. The options were not exercised and lapsed on 31/1/2000.

NOTE 19:  RESERVES

In accordance with the Papua New Guinea Companies Act (as amended in 1997) (the "Act") share premium reserves that existed prior the provisions in the amended Act, must now form part of the Company's paid-up capital and must not be treated as a separate reserve. Prior to the operation of the amended Act, share premium reserve amounted to

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

US$553,228,530. This balance applies to all periods presented as there have been no movements in the share premium reserve, other than the transfer in 1998 to paid-up capital. There were no other reserve balances included in paid-up capital.

NOTE 20:  CAPITAL AND LEASING COMMITMENTS

(a)       Operating Lease Commitments

                                                                                                 US$ 000
Non-cancellable operating leases contracted for but
not capitalised in the accounts                                                  1999             1998             1997

Payable
     - not later than one year                                                    472              534              426
     - later than one year but not later than 2 years                             351              472              296
     - later than two years but not later than 5 years                            115              466              374
                                                                          ---------------------------------------------------
                                                                                  938            1,472            1,096
                                                                          ---------------------------------------------------

(b)  Capital Expenditure Commitments

                                                                                                 US$ 000
                                                                                 1999             1998             1997
Capital expenditure commitments contracted for:
  Capital expenditure projects                                                  17,900           48,074            9,212

  Payable
     - not later than one year                                                  17,900           48,074            9,212

None of these leases contain contingent rent payments, purchase options, escalation formulae, or any restrictions on the Company's ability to pay dividends, engage in further leasing activity, or assume additional debt.

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

NOTE 22:  FINANCE FACILITIES

The Company's loan facilities are all denominated in United States dollars. The major facilities are summarised as follows:

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

     operating period, and will begin when permitted under the Limited Recourse Financing Facility. The loan is unsecured.

The following table details the profile of debt repayments:


Repayment Maturity              Limited Recourse        EIB Facility      Total
                                   Facility               ($ 000)        ($ 000)
                                     ($ 000)
-------------------------------------------------------------------------------
Less Than One Year                   36,182                6,827         43,009
-------------------------------------------------------------------------------
                                     36,182                3,773         39,955
Between one and two years
-------------------------------------------------------------------------------
Between two and three years          36,182                3,773         39,955
-------------------------------------------------------------------------------
In excess of three years             18,091               17,551         35,642
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Total                               126,637               31,924        158,561
-------------------------------------------------------------------------------

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

                   Forward Sales       Put Options     Spot Deferred Sales        Total
----------------------------------------------------------------------------------------------

   Maturity      Ounces   Committed  Ounces   Minimum    Ounces    Minimum   Ounces    Minimum
                            Price              Price                Price               Price
0-3 months        13,868     447.81   66,603   405.47   1,364,326   286.98  1,444,797   293.98
----------------------------------------------------------------------------------------------
3-6 months        13,880     451.19   66,640   407.60           -        -     80,520   415.11
----------------------------------------------------------------------------------------------
6-9 months        12,996     454.41   63,985   407.75           -        -     76,981   415.63
----------------------------------------------------------------------------------------------
9-12 months       12,996     457.87   63,985   409.86           -        -     76,981   417.97
----------------------------------------------------------------------------------------------
2001              51,380     466.23  154,125   466.23           -        -    205,505   466.23
----------------------------------------------------------------------------------------------
2002              50,136     480.33  150,413   480.33           -        -    200,549   480.33
----------------------------------------------------------------------------------------------
2003                   -          -        -        -           -        -          -        -
----------------------------------------------------------------------------------------------
2004                   -          -   40,000   335.00           -        -     40,000   335.00
----------------------------------------------------------------------------------------------
2005                   -          -   40,000   335.00           -        -     40,000   335.00
----------------------------------------------------------------------------------------------
2006                   -          -   40,000   335.00           -        -     40,000   335.00
----------------------------------------------------------------------------------------------
2007                   -          -   40,000   335.00           -        -     40,000   335.00
----------------------------------------------------------------------------------------------
2008                   -          -   40,000   335.00           -        -     40,000   335.00
----------------------------------------------------------------------------------------------
Total            155,256     466.10  765,751   414.74   1,364,326   286.98  2,285,333   341.96
---------------===============================================================================

Forward sales are transactions against which the Company will be obliged to deliver when they fall due. The price therefore represents a fixed and guaranteed amount of revenue. Put options are transactions that will occur at the discretion of the

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

Since the end of 1999 approximately 760,000 spot deferred sales have been restructured into forward contracts. The profile at the end of 1999, revised to reflect this change was:

                   Forward Sales       Put Options     Spot Deferred Sales        Total
----------------------------------------------------------------------------------------------
   Maturity      Ounces   Committed  Ounces   Minimum   Ounces    Minimum    Ounces    Minimum
                            Price              Price               Price                Price
----------------------------------------------------------------------------------------------
0-3 months        28,868     359.04   66,603   405.47    594,850    296.54    690,321   309.66
----------------------------------------------------------------------------------------------
3-6 months        63,880     317.41   66,640   407.60          -         -    130,520   363.46
----------------------------------------------------------------------------------------------
6-9 months        72,996     313.45   63,985   407.75          -         -    136,981   357.50
----------------------------------------------------------------------------------------------
9-12 months       77,996     317.26   63,985   409.86          -         -    141,981   358.99
----------------------------------------------------------------------------------------------
2001             351,380     319.99  154,125   466.23          -         -    505,505   364.58
----------------------------------------------------------------------------------------------
2002             329,611     342.90  150,413   480.33          -         -    480,024   385.96
----------------------------------------------------------------------------------------------
2003                   -          -        -        -          -         -          -        -
----------------------------------------------------------------------------------------------
2004                   -          -   40,000   335.00          -         -     40,000   335.00
----------------------------------------------------------------------------------------------
2005                   -          -   40,000   335.00          -         -     40,000   335.00
----------------------------------------------------------------------------------------------
2006                   -          -   40,000   335.00          -         -     40,000   335.00
----------------------------------------------------------------------------------------------
2007                   -          -   40,000   335.00          -         -     40,000   335.00
----------------------------------------------------------------------------------------------
2008                   -          -   40,000   335.00          -         -     40,000   335.00
----------------------------------------------------------------------------------------------
Total            924,731     328.45  765,751   414.74    594,850    296.54  2,285,333   349.06
---------------===============================================================================

The minimum total revenue generated from these programs will be US$797 million. Revenue generated from the same number of ounces at the prevailing spot price at December 31, 1999 of US$290.25 per ounce would be US$663 million. Unrealised gains in the value of the hedge book have not been brought to account in the profit for the year.

On December 31, 1999 the estimated fair value of the total hedge program as determined by an independent organisation was US$85.9 million. The fair value of commodity contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date.
Fair value of put options is an estimate based on relevant market information such as: volatility of similar options, futures prices and the contracted strike price.

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

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

The maximum credit risk at any point in time will be the difference between the agreed strike price in the contract, and the prevailing spot price. At the ruling spot price on the 31 December 1999 of $290.25 this would have amounted to $118.2 million on an undiscounted basis, based on the assumption that all counterparties failed to meet their obligations. The transactions are spread between five major bullion trading banks, and there is no significant concentration of risk amongst those parties.

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

At the end of 1999 the Company had 11.2 million ounces of proved and probable reserves and 2.285 million ounces of gold sales that were either committed as forward sales, or were subject to put option contracts. Therefore, reserves either committed for sale or subject to options represent 20.4% of total reserves.

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

                                                                                             US$ 000
                                                                           1999                1998               1997
Net profit/(loss) attributable to ordinary shareholders                   (7,381)            (10,272)             11,801

Weighted average number of ordinary shares (in thousands)                974,821             924,642             900,000
Basic EPS (US$ per share)                                                  (0.01)              (0.01)               0.01

Conversion of options into ordinary shares (in thousands)                 19,731               7,200               7,200
Diluted number of ordinary shares (in thousands)                         977,759             931,842             907,200
Diluted EPS (US$ per share)                                                (0.01)              (0.01)               0.01


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

As a result of the merger, Niugini Mining became a subsidiary of the Company on 14 February 2000. Niugini Mining continues to hold 161,527,405 ordinary shares in the company and ways of cancelling these shares as soon as possible are being examined.

The acquisition of Niugini Mining Limited will be accounted for in the 31 December 2000 IAS financial statements as an acquisition. For US GAAP, the transaction will be accounted for as a purchase.

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

(i) Rehabilitation, restoration and environmental provisions: Under IAS, site closure, removal and rehabilitation costs are accounted for using the full liability method under which the liability is recognised at the present value of the expected cash outflows when the obligation is incurred with a corresponding asset that is capitalised as a mine property. For the purposes of US GAAP, the total (undiscounted) liability is accrued incrementally over the life of the mine. Also, under IAS, the Company records an asset for these costs under the full liability method. Under US GAAP, no asset would be recorded under the incremental method.

(ii) Mine properties: The following items that were capitalised as mine properties for IAS are expensed for US GAAP purposes:

     (a) Exploration and evaluation: The Company's management determined that a commercial mineral deposit existed in 1992. For IAS purposes, the Company capitalised exploration and evaluation costs incurred prior to the
     determination of commercial feasibility as part of mine properties.   Under
     US GAAP, such costs were expensed as incurred.

     (b) General and administrative costs: For IAS purposes, the Company capitalised general and administrative costs incurred during the development stage as a part of mine properties. Such costs are expensed as incurred for US GAAP purposes. Since the Company ceased to be a development stage enterprise in October 1997, general and administrative costs incurred between the determination of commercial feasibility and that date (including $12.6 million in 1997) were capitalised as part of mine properties.

     (c) Interest capitalization: Under IAS, only interest directly attributable to acquiring a qualifying asset is capitalized whereas under US GAAP, the amount of interest capitalized is based on an available interest concept, which results in additional interest being capitalized under US GAAP.

(iii) Depreciation of mine properties: Depreciation expense under US GAAP is lower than that under IAS due to the difference in the basis for mine properties under the two bases of accounting.

(iv) Share options: The Company granted stock options in December 1999 to a shareholder, Mineral Resources Lihir Limited. IAS does not require the recognition of the fair value of stock options in the financial statements. Under US GAAP, the options would be valued at their fair value and would be accounted for as a dividend reducing retained earnings and a corresponding increase in paid up capital. As a result, the grant of options would have no net effect on shareholders' equity under US GAAP. The fair value of the options at the date of grant was estimated to be US$1,694,289. The Black-Scholes model was used to estimate the fair value of the options utilising the following assumptions: risk-free interest rate of 6 per cent; dividends yield of nil per cent; expected stock market price volatility factor of 80 per cent; and an expected life of the options of 1.5 months. There is no income tax effect on the fair value of the options.

(v) Impairment: Due to the weakness of the spot gold price over the past two years, the mine properties were evaluated for impairment under IAS and US GAAP. Under IAS 36, the impairment test for determining the recoverable amount of non-

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

current assets is the higher of net selling price and value in use. At December 31, 1999, the Company has applied a net selling price test based on the current share price of Lihir Gold and on this basis no write-down was deemed necessary. Under US GAAP, the mine property assets were evaluated for impairment on an undiscounted basis and, because the sum of expected (undiscounted) future cash flows exceeded the asset's carrying amount, no impairment loss was recognized.

(vi) Restatement: Previously, the Company did not account for differences between US GAAP and IAS in the treatment of rehabilitation, restoration and environmental provisions and interest capitalization, as described in items (i) and (ii)(c), respectively, of this note. The Company has restated the reconciliation of shareholders' equity and net income (loss) under IAS to US GAAP, as of and for the years ended December 31, 1999 and 1998, to reflect these differences. Net income (loss) under US GAAP was increased by $1,691 from the previously reported amount of ($1,453) to $238 in fiscal 1999 and was increased by $345 from the previously reported amount of ($5,361) to ($5,016) in fiscal 1998. Shareholders' equity was increased by $2,036 from the previously reported amount of $669,979 to $672,015 in fiscal 1999 and was increased by $345 from the previously reported amount of $540,520 to $540,865 in fiscal 1998.

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

                                                                               US$ 000
                                                                     1999       1998       1997

SHAREHOLDERS' EQUITY IN ACCORDANCE WITH IAS GAAP                    813,373    689,842    633,115

Adjusted as follows:
Rehabilitation, restoration and environmental (i)                                               -
n  Provisions                                                         6,438      6,096          -
n  Capitalized rehabilitation costs (See Note 11)                    (5,907)    (6,275)         -
Mine properties (ii)                                               (157,990)  (159,191)  (159,600)
Depreciation of mine properties (iii)                                19,161      9,351      1,494
Deferred tax effect of US GAAP differences                           (3,060)     1,042      3,873
                                                                 --------------------------------

ACCUMULATED ADJUSTMENTS UNDER US GAAP                              (141,358)  (148,977)  (154,233)
                                                                 --------------------------------


SHAREHOLDERS' EQUITY UNDER US GAAP                                  672,015    540,865    478,882
                                                                 ================================

                                                                              US$ 000
                                                                       1999       1998       1997
NET INCOME/(LOSS) IN ACCORDANCE WITH IAS GAAP                        (7,381)   (10,272)    11,801

Adjusted as follows:
Rehabilitation, restoration and environmental provisions (i)            710       (179)         -
Mine properties (ii)                                                  1,202        409    (12,559)
Depreciation of mine properties (iii)                                 9,809      7,857      1,494
Income tax expense                                                   (4,102)    (2,831)     3,873

                                                                 --------------------------------
NET INCOME/(LOSS) UNDER US GAAP                                         238     (5,016)     4,609
                                                                 ================================

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

STATEMENT OF CHANGES IN EQUITY UNDER US GAAP

                                                                                 US$ 000
                                                                       1999       1998       1997
Retained Earnings/(Accumulated Losses)
Balance at 1 January                                                 (147,448)  (142,432)  (147,041)
Net income/(loss)                                                         238     (5,016)     4,609
Dividend - stock options                                               (1,694)         -          -
                                                                   --------------------------------
Balance at 31 December                                               (148,904)  (147,448)  (142,432)

Paid up capital
Balance at 1 January                                                  688,313    621,314    621,314
Shares issued                                                         130,912     66,999          -
Additional paid up capital - stock options                              1,694          -          -
                                                                   --------------------------------
Balance at 31 December                                                820,919    688,313    621,314
                                                                   --------------------------------
                                                                      672,015    540,865    478,882
                                                                   ================================

There were no items of other comprehensive income for the periods presented.

                                                                                US$ 000
EPS UNDER US GAAP                                                        1999       1998       1997
Net Earnings                                                              238     (5,016)     4,609
Net Earnings Per Common Share - Basic (US$ per share)                  (0.000)    (0.005)     0.005
Net Earnings Per Common Share - Diluted (US$ per share)                (0.000)    (0.005)     0.005

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

In loss making periods basic and diluted earnings per share are identical. Diluted earnings per share also give effect to the impact common stock options would have on the average common shares outstanding if converted at the beginning of the year. Stock options are anti-dilutive and therefore were not included in the calculation of basic and diluted loss per share in 1998 and 1999.

The numerator in calculating both basic and diluted earnings per share for each year is the reported net income determined above for US GAAP purposes. The denominator is based on the following weighted average number of common shares:

(in thousands)                                                        1999     1998     1997
Basic                                                                974,821  924,642  900,000
Diluted                                                              974,821  924,642  907,200

Recently issued accounting standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is

                               LIHIR GOLD LIMITED
             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

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

     David L. Bumstead joined Noranda Inc. (an integrated natural resources company and Battle Mountain's largest stockholder, "Noranda") in 1963 and assumed his current position as Executive Vice President of Noranda in 1995. Prior to that, he served as Executive Vice President, Marketing and Finance of Noranda Minerals Inc. Mr. Bumstead also serves asa director of Noranda and Falconbridge Limited. Mr. Bumstead became a director of Battle Mountain in July 1996. Mr. Bumstead is Chairman of Battle Mountain's Audit Committee. He is 58 years old.

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

Item 11.  Executive Compensation
--------------------------------

Compensation of Directors

     Effective October 27, 1998, each director, other than those who are regularly employed officers of Battle Mountain or its subsidiaries, receives a director's fee of $20,000 per annum and an additional fee of $1,000 per day for attendance at meetings of the Board or its committees. Directors are also reimbursed for their travel and other expenses involved in attendance at Board and committee meetings. Under Battle Mountain's Nonqualified Stock Option Plan for Outside Directors, as amended effective December 2, 1997, and further amended effective February 2, 1999, individuals who become nonemployee directors of Battle Mountain are automatically granted an initial option to purchase 10,000 shares of Common Stock on the date they become nonemployee directors. On the date of the annual meeting of each year following the grant of the initial option, each incumbent nonemployee director is granted an additional option to purchase 5,000 shares of Common Stock. Each option granted pursuant to the Nonqualified Stock Option Plan for Outside Directors has an exercise price per share equal to the then current market value of a share of Common Stock on the date the option is granted, and such options are not exercisable until one year from the date of grant. Directors who are not also executive officers are not eligible to participate in any other benefit plans of Battle Mountain. In 1999, Mr. Elers received a fee of $3,333 per month for his service as the non- executive Chairman of the Board and commencing in August 1999, an additional fee of $20,000 per month for carrying out the duties of Acting Chief Executive Officer of Battle Mountain pursuant to a consulting agreement.

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

                                 SUMMARY COMPENSATION TABLE

                                            Annual Compensation                    Long-Term Compensation
                                    -------------------------------------  --------------------------------------
                                                                                      Awards           Payouts
                                                                           -------------------------  -----------
                                                                            Restricted    Securities     LTIP       All Other
 Name and Principal                                          Other Annual     Stock       Underlying    Payouts   Compensation
     Position                 Year     Salary       Bonus    Compensation     Awards       Options        (1)           (2)
----------------------------  ----  -------------  --------  ------------  -------------  ----------   --------  --------------
Karl E. Elers (3)             1999             --        --      $144,966                      5,000          --             --
Acting Chief Executive        1998             --        --        25,000                      1,500          --             --
 Officer                      1997       $112,088  $ 69,287       200,000                      1,500          --     $1,692,019

Ian D. Bayer (4) (5)          1999        295,266    81,198        38,799             --           0          --        782,462
President and Chief           1998        369,615   120,125         4,420             --     139,700          --         53,711
Executive Officer (retired    1997        353,884   123,859            --             --      97,000          --         47,104
 in July 1999)
John A. Keyes(5)              1999        241,238    53,072         9,674             --     257,100          --         24,428
President and Chief           1998        210,614    54,759         5,420             --      66,900          --         33,401
 Operating Officer            1997        202,330    56,652            --             --      45,600          --         27,137

Ian Atkinson(5)               1999        238,746    52,280         3,000             --     148,500          --         22,480
Senior Vice President -       1998        221,768    59,761         5,920             --      66,900          --         29,651
Operations and Exploration    1997        212,330    59,452            --             --      45,600          --         21,723
Joseph J. Baylis(5)           1999        195,230    42,600         4,450             --     148,500          --         18,042
Senior Vice President -       1998        188,460    49,000         3,420             --      66,900          --         26,289
Corporate Development         1997        161,315    45,168            --             --      45,600          --         39,291
Phillips S. Baker, Jr. (6)    1999        181,078    38,870        51,934             --     102,200          --          6,512
Vice President  and Chief     1998        140,538    35,976        63,933             --      43,500          --          3,646
 Financial Officer


------------------

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

                                                                       Individual Grants
                                            ------------------------------------------------------------------------
                                                Number of          Percent of
                                               Securities         Total Options                          Grant Date
                                               Underlying          Granted to      Exercise                 Present
                                                 Options          Employees in    Price Per  Expiration     Value
  Name                                         Granted(1)             1999          Share       Date          (2)
  ----                                         -----------         -----------   ----------- -----------  -----------
John A. Keyes.............................        257,100              15.0%         $2.875    10/26/09    $586,188
Ian Atkinson..............................        148,500               8.0           2.875    10/26/09     338,580
Joseph J. Baylis..........................        148,500               8.0           2.875    10/26/09     338,580
Phillips S. Baker, Jr.....................        102,200               5.8           2.875    10/26/09     233,016

------------------
(1) On October 26, 1999, officers and certain key employees received options to purchase a specified number of shares at $2.875 (the closing price of the Common Stock on October 26, 1999). The options vest 50% on October 26, 2000 and the remaining 50% on October 26, 2001.

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

                                    Shares                 Number of Securities Underlying    Value of Unexercised
                                   Acquired                  Unexercised Options Held at     In-the-Money Options at
                                      on         Value           December 31, 1999             December 31, 1999 (1)
                                                          ------------------------------  ------------------------------
Name                                Exercise    Realized    Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------------  ------------  --------  ---------------  -------------  --------------  -------------
Karl E. Elers...................             0        $0          388,300        241,000              $0             $0
Ian D. Bayer....................             0         0          327,250        305,850               0              0
John A. Keyes...................             0         0          160,530        399,550               0              0
Ian Atkinson....................             0         0          162,750        290,950               0              0
Joseph J. Baylis................             0         0          150,530        247,950               0              0
Phillips S. Baker, Jr...........             0         0           81,750        123,950               0              0

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

                                           Projected Retirement Plan Benefit
                                               at Age 65 with Service of
                          --------------------------------------------------------------------
 Final Average
Compensation(1)           15 Years       20 Years       25 Years       30 Years       35 Years
---------------           --------       --------       --------       --------       --------
     150,000              $ 37,350       $ 49,800       $ 62,250       $ 74,700       $ 87,150
     175,000                43,725         58,300         72,875         87,450        102,025
     200,000                50,100         66,800         83,500        100,200        116,900
     225,000                56,475         75,300         94,125        112,950        131,755
     250,000                62,850         83,800        104,750        125,700        146,650  (2)
     300,000                75,600        100,800        126,000        151,200  (2)   176,400  (2)
     350,000                88,350        117,800        147,250  (2)   176,700  (2)   206,150  (2)
     400,000               101,100        134,800        168,500  (2)   202,200  (2)   235,900  (2)
     450,000               113,850        151,800  (2)   189,750  (2)   227,700  (2)   265,650  (2)
     500,000               126,600        168,800  (2)   211,000  (2)   253,200  (2)   295,400  (2)
     600,000               152,100  (2)   202,800  (2)   253,500  (2)   304,200  (2)   354,900  (2)
     700,000               177,600  (2)   236,800  (2)   296,000  (2)   355,200  (2)   414,400  (2)
     800,000               203,100  (2)   270,800  (2)   338,500  (2)   406,200  (2)   473,900  (2)
     900,000               228,600  (2)   304,800  (2)   381,000  (2)   457,200  (2)   533,400  (2)
   1,000,000               254,100  (2)   338,800  (2)   423,500  (2)   508,200  (2)   592,900  (2)

-----------------

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

                                                                                 Number of                  Percentage
Name                                                                              Shares                   of Class(+)
----                                                                          ---------------            ----------------
Ian Atkinson...........................................................          142,316  (1)                   *
Phillips S. Baker, Jr .................................................           92,028  (10)                  *
Ian D. Bayer...........................................................          289,716  (2)                   *
Joseph J. Baylis.......................................................          131,269  (3)                   *
Douglas J. Bourne......................................................          154,790  (4)                   *
David L. Bumstead......................................................       65,255,526  (6)(7)             28.4%
Delo H. Caspary........................................................           65,500  (5)                   *
Charles E. Childers....................................................           21,500  (8)                   *
Karl E. Elers..........................................................          470,053  (9)                   *
David W. Kerr..........................................................       65,257,006  (7)(13)            28.4%
John A. Keyes..........................................................          138,041  (12)                  *
Terrence A. Lyons......................................................           10,000  (6)                   *
Mary Mogford...........................................................           15,000  (11)                  *
William A. Wise........................................................           96,250  (6)                   *
All directors and executive officers as a group
   (20 persons)........................................................       66,896,469  (14)               29.1%
Noranda Inc............................................................       65,242,526  (15)               28.4%

-----------------

(+) Includes Common Stock and Exchangeable Shares (which are convertible into Common Stock on a one-for-one basis).

*    Less than 1%

(1) Includes 2,244 Exchangeable Shares held directly through a savings plan; 3,222 Common Shares held indirectly through a savings plan; 14,800 shares of Common Stock or Exchangeable Shares issuable upon the exercise of stock options acquired under a Battle Mountain Canada option plan; and 122,050 shares of Common Stock issuable upon the exercise of stock options acquired under Battle Mountain's option plans.

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

(15) Consists of Exchangeable Shares and Common Stock. The address of the holder is BCE Place, 181 Bay Street, Suite 4100, Toronto, Ontario M5J 2T3. These shares are owned directly by Noranda Inc., which has filed a Schedule 13D with several other reporting persons: Kerr Addison Mines Limited (its direct and indirect 100 percent subsidiary), Brenda Mines Ltd., EdperBrascan Corporation, and Partners Limited. All of these entities have the address shown above, except for Kerr Addison Mines and Brenda Mines, whose address is One Adelaide Street East, Suite 2700, Toronto, Ontario M5C 2Z6. The Exchangeable Shares vote through the Voting, Support and Exchange Trust Agreement, dated July 19, 1996 (whose Trustee is CIBC Mellon Trust Company, 320 Bay Street, P.O. Box 1, Toronto, Ontario M5H 4A6) covering the one share of Special Voting Stock, par value $0.10 per share of Battle Mountain that is entitled to a number of votes at meetings of holders of Common Stock equal to the number of Exchangeable Shares outstanding as of the Record Date for each such meeting held by persons other than Battle Mountain and those subsidiaries of Battle Mountain precluded from voting any Common Stock under applicable Nevada law.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)(1)    Financial Statements:

               As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page 47 of this Annual Report on Form 10-K/A.

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

                                    BATTLE MOUNTAIN GOLD COMPANY

                                    By:  /s/ John A. Keyes
                                         -----------------
                                         John A. Keyes
                                         President and Chief Operating Officer


                                    Date:  November 22, 2000

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

+.*10(c)(1) -- Specimen of Waiver and Release Agreements dated July 19, 1999 between the Company and certain executive officers regarding certain benefits payable in the event of a change in control of the Company (Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999; File No. 1-9666).

+*10(c)(2)  -- Battle Mountain Gold Company Change In Control Severance Plan,
               effective December 2, 1997 (Exhibit 10(c)(2) to the Company's Annual Report on Form -K for the year ended December 31, 1997; File No. 1-9666).

10(c)(3)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and John A. Keyes.

10(c)(4)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and Ian Atkinson.

10(c)(5)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and Joseph P. Baylis.

10(c)(6)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and Greg V. Etter.

10(c)(7)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and Jeffrey L. Powers.

10(c)(8)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and Stanford M. Haley.


10(c)(9)    -- Employment Termination and Non-Competition Agreement dated as of
               July 20, 2000 between the Company and Thomas P. Bausch.

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

+*10(h)(2)  -- Specimen of the Company's 1994 Long-Term Incentive Plan Non-
               Qualified Stock Option Agreement (Exhibit 10(c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; File No. 1-9666).


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

+.*10(j)(2) -- Specimen of the Company's Supplemental Executive Retirement Plan
               Agreement (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; File No. 1-9666).

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

*21         -- Subsidiaries of the Company (Exhibit 21 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1999; File No. 1-9666).

23(a)       -- Consent of PricewaterhouseCoopers LLP (Battle Mountain Gold
               Company).

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